Form 10-Q
period 2019-03-31
PARSONS CORP
filed 2019-06-18
CIK 275880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number: 001-07782

Parsons Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-3232481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5875 Trinity Parkway #300 Centerville, Virginia	20120
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 988-8500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	PSN	New York Stock Exchange

As of June 6, 2019, the registrant had 99,434,877 shares of common stock, $1.00 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	December 31, 2018	March 31, 2019
Assets
Current assets:
Cash and cash equivalents (including $73,794 and $42,872 Cash of consolidated joint ventures)	$280,221	$121,408
Restricted cash and investments	974	9,061
Accounts receivable, net (including $180,325 and $193,597 Accounts receivable of consolidated joint ventures, net)	623,286	651,924
Contract assets (including $21,270 and $23,964 Contract assets of consolidated joint ventures)	515,319	571,755
Prepaid expenses and other current assets (including $11,837 and $9,423 Prepaid expenses and other current assets of consolidated joint ventures)	69,007	77,013
Total current assets	1,488,807	1,431,161

Property and equipment, net (including $2,561 and $2,507 Property and equipment of consolidated joint ventures, net)	91,849	97,298
Right of use assets, operating leases	-	216,484
Goodwill	736,938	921,097
Investments in and advances to unconsolidated joint ventures	63,560	67,202
Intangible assets, net	179,519	250,948
Deferred tax assets	5,680	4,891
Other noncurrent assets	46,225	43,917
Total assets	$2,612,578	$3,032,998

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable (including $87,914 and $91,505 Accounts payable of consolidated joint ventures)	$226,345	$203,684
Accrued expenses and other current liabilities (including $73,209 and $71,593 Accrued expenses and other current liabilities of consolidated joint ventures)	559,700	547,954
Contract liabilities (including $38,706 and $46,754 Contract liabilities of consolidated joint ventures)	208,576	225,017
Short-term lease liabilities, operating leases	-	53,029
Income taxes payable	11,540	9,415
Short-term notes payable	-	149,786
Total current liabilities	1,006,161	1,188,885
Long-term employee incentives	41,913	29,991
Deferred gain resulting from sale-leaseback transactions	46,004	-
Long-term debt	429,164	509,211
Long-term lease liabilities, operating leases	-	181,274
Deferred tax liabilities	6,240	7,922
Other long-term liabilities	127,863	111,023
Total liabilities	1,657,345	2,028,306
Commitments and contingencies (Note 14)
Redeemable common stock held by Employee Stock Ownership Plan (ESOP) ,$1 par value; authorized 150,000,000 shares; 125,097,684 shares issued; 78,172,809 and 78,138,831 shares outstanding, recorded at redemption value	1,876,309	1,875,332

Shareholder's equity (deficit):
Treasury Stock, 46,918,140 and 46,958,853 shares at cost	(957,025)	(957,838)
Retained earnings	12,445	75,771
Accumulated other comprehensive loss	(22,957)	(20,401)
Total Parsons Corporation shareholder's equity (deficit)	(967,537)	(902,468)
Noncontrolling interests	46,461	31,828
Total shareholder's equity (deficit)	(921,076)	(870,640)
Total liabilities, redeemable common stock and shareholder's equity (deficit)	$2,612,578	$3,032,998

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share information)

(Unaudited)

	For the Three Months Ended
	March 30, 2018	March 31, 2019
Revenues	$754,679	$904,405
Direct costs of contracts	602,972	714,237
Equity in earnings of unconsolidated joint ventures	11,031	10,397
Indirect, general and administrative expenses	123,847	177,519
Operating income	38,891	23,046
Interest income	741	477
Interest expense	(3,999)	(8,292)
Other income, net	1,152	41
(Interest and other expense) gain associated with claim on long-term contract	(2,330)	-
Total other expense	(4,436)	(7,774)
Income before income tax provision	34,455	15,272
Income tax provision	(5,353)	(1,886)
Net income including noncontrolling interests	29,102	13,386
Net income attributable to noncontrolling interests	(3,815)	(3,645)
Net income attributable to Parsons Corporation	$25,287	$9,741
Earnings per share:
Basic and diluted	$0.31	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 30, 2018	March 31, 2019
Net income including noncontrolling interests	$29,102	$13,386
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment, net of tax	(2,784)	2,549
Pension adjustments, net of tax	(19)	9
Comprehensive income including noncontrolling interests, net of tax	26,299	15,944
Comprehensive income attributable to noncontrolling interests, net of tax	(3,815)	(3,645)
Comprehensive income attributable to Parsons Corporation, net of tax	$22,484	$12,299

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 30, 2018	March 31, 2019
Cash flows from operating activities:
Net income including noncontrolling interests	$29,102	$13,386
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	9,009	30,591
Amortization of deferred gain	(1,813)	-
Amortization of debt issue costs	149	244
(Gain) loss on disposal of property and equipment	18	(27)
Provision for doubtful accounts	2,426	(279)
Deferred taxes	(138)	1,486
Foreign currency transaction gains and losses	(457)	618
Equity in earnings of unconsolidated joint ventures	(11,031)	(10,397)
Return on investments in unconsolidated joint ventures	15,406	10,794
Contributions of treasury stock	11,357	12,250
Changes in assets and liabilities, net of acquisitions and newly consolidated joint ventures:
Accounts receivable	469,720	(17,135)
Contract assets	(531,157)	(46,984)
Prepaid expenses and current assets	(27,138)	(1,424)
Accounts payable	(723)	(28,182)
Accrued expenses and other current liabilities	(44,016)	(24,023)
Billings in excess of costs	(152,147)	-
Contract liabilities	299,639	14,884
Provision for contract losses	(143,666)	-
Income taxes	(597)	(3,645)
Other long-term liabilities	10,624	(12,265)
Net cash used in operating activities	(65,433)	(60,108)
Cash flows from investing activities:
Capital expenditures	(5,152)	(11,041)
Proceeds from sale of property and equipment	29	135
Payments for acquisitions, net of cash acquired	-	(287,482)
Investments in unconsolidated joint ventures	(3,058)	(4,905)
Return of investments in unconsolidated joint ventures	-	2,234
Net cash used in investing activities	(8,181)	(301,059)
Cash flows from financing activities:
Proceeds from borrowings under credit agreement	-	290,000
Repayments of borrowings under credit agreement	-	(60,000)
Payments for debt costs and credit agreement	-	(286)
Contributions by (distributions to) noncontrolling interests, net	6,497	(18,278)
Purchase of treasury stock	(366)	(813)
Net cash provided by financing activities	6,131	210,623
Effect of exchange rate changes	(825)	(182)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(68,308)	(150,726)
Cash, cash equivalents and restricted cash
Beginning of year	446,144	281,195
End of period	$377,836	$130,469

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholder’s Equity

(In thousands)

(Unaudited)

				Accumulated
	Redeemable			Other	Total
	Common	Treasury	Retained	Comprehensive	Parsons	Noncontrolling
	Stock	Stock	Earnings	Income (Loss)	Deficit	Interests	Total
Balance at December 31, 2018	$1,876,309	$(957,025)	$12,445	$(22,957)	$(967,537)	$46,461	$(921,076)
Comprehensive income
Net income			9,741		9,741	3,645	13,386
Foreign currency translation gain				2,547	2,547		2,547
Pension adjustments				9	9		9
ASC 842 transition adjustment			52,608		52,608		52,608
Purchase of treasury stock	(813)	(813)	813		-		-
Distributions, net of contributions					-	(18,278)	(18,278)
ESOP shares at redemption value	(164)		164		164		164
Balance at March 31, 2019	$1,875,332	$(957,838)	$75,771	$(20,401)	$(902,468)	$31,828	$(870,640)

Balance at December 29, 2017	$1,855,305	$(876,372)	$(186,035)	$(15,003)	$(1,077,410)	$27,494	$(1,049,916)
Comprehensive income
Net income			25,287		25,287	3,815	29,102
Foreign currency translation gain (loss)				(2,781)	(2,781)	(3)	(2,784)
Pension adjustments				(19)	(19)		(19)
Adoption of ASC 606			(4,735)		(4,735)	103	(4,632)
Purchase of treasury stock	(367)	(367)	367		-		-
Contributions, net of distributions					-	6,497	6,497
Balance at March 30, 2018	$1,854,938	$(876,738)	$(165,116)	$(17,803)	$(1,059,658)	$37,906	$(1,021,752)

The accompanying notes are an integral part of these consolidated financial statements.

Parsons Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

1.	Description of Operations

Organization

Parsons Corporation, a Delaware corporation, and its subsidiaries (collectively, the “Company”) provide sophisticated design, engineering and technical services, and smart and agile software to the United States federal government and Critical Infrastructure customers worldwide. The Company performs work in various foreign countries through local subsidiaries, joint ventures and foreign offices maintained to carry out specific projects. Parsons Employee Stock Ownership Plan (“ESOP”) is the sole shareholder of the Company.

Initial Public Offering

Effective May 8, 2019, the Company consummated its initial public offering (“IPO”) whereby the Company sold 18,518,500 shares of common stock for $27.00 per share.  The underwriters exercised their share option effective May 14, 2019 to purchase an additional 2,777,775 shares at the share price of $25.515 which is the initial public offering share price of $27.00 less the underwriting discount of $1.485 per share.  The net proceeds of the initial public offering and the underwriters’ share option was approximately $533.8 million, after deducting underwriting discounts and other fees, were used to fund an IPO dividend of $52.1 million, repay the outstanding balance of $150.0 million under our Term Loan, and repay outstanding indebtedness under our Revolving Credit Facility.

Stock Dividend

On April 15, 2019, the board of directors of the Company declared a common stock dividend in a ratio of two shares of common stock for every one share of common stock presently held by the Company’s stockholder (the “Stock Dividend”). The record date of this common Stock Dividend, which the Company refers to as the Stock Dividend was May 7, 2019, the day immediately prior to the consummation of the Company’s initial public offering on May 8, 2019, and the payment date of the Stock Dividend was May 8, 2019. Purchasers of the Company’s common stock in the Company’s public offering were not entitled to receive any portion of the Stock Dividend.  The Company’s consolidated financial statements include the effects of this Stock Dividend.

2.	Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and pursuant to the interim period reporting requirements of Form 10-Q.  They do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with our consolidated financial statements and the notes thereto included in the Company’s Form S-1/A filed on April 29, 2019.

In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented.  The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year or for future years.

This Quarterly Report on Form 10-Q includes the accounts of our wholly-owned subsidiaries, and joint ventures of which we are the primary beneficiary.  The equity method of accounting is applied for the joint ventures in which the Company does not have a controlling interest, but exerts a significant influence (see “Note 16 – Investments in and Advances to Joint Ventures" for further discussion).

In the first quarter of 2019 the Company adopted Accounting Standards Update (‘ASU”) 2016-02, “Leases” (“Topic 842”), using the modified retrospective method.  The new guidance was applied to leases that existed or were entered into on or after January 1. 2019.  The Company’s results for the reporting period beginning January 1, 2019 have been presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with previous guidance.  See “Note 6 – Leases” for further discussion of the adoption and the impact on the Company’s financial statements.

Fiscal Periods

In October 2018, our board of directors approved a change in our annual and quarterly fiscal period ends from the last Friday on or before the calendar year or quarterly month-end to the last day of the calendar year or quarterly month-end. Accordingly, the period end for the first quarters of fiscal 2018 and fiscal 2019 are March 30, 2018 and March 31, 2019, respectively.  The number of days in the quarters ended March 30, 2018 and March 31, 2019 were 91 and 90, respectively.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. The Company’s most significant estimates and judgments involve revenue recognition with respect to the determination of the costs to complete contracts and transaction price; determination of self-insurance reserves; valuation of the Company’s fair value of common stock; useful lives of property and equipment and intangible assets; calculation of allowance for doubtful accounts; valuation of deferred income tax assets and uncertain tax positions, among others. Please refer to “Note 2 – Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements included in the Company’s Form S-1/A filed April 29, 2019, for a discussion of the significant estimates and assumptions affecting our consolidated financial statements.  Estimates of costs to complete contracts are continually evaluated as work progresses and are revised when necessary. When a change in estimate is determined to have an impact on contract profit, the Company records a positive or negative adjustment to the consolidated statement of income.

3.	Recently Adopted Accounting Pronouncements

In the first quarter of 2019, the Company adopted Topic 842.  See “Note 6 – Leases” for further discussion of the adoption and the impact on the Company’s financial statements.

In the first quarter of 2019, the Company adopted ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” under which the Company did not elect to reclassify the income tax effects stranded in accumulated other comprehensive income to retained earnings as a result of the enactment of comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act.  As a result, there was no impact on the Company’s financial position, results of operations or cash flows.

On December 30, 2017, the Company adopted ASC 606, “Revenue from Contracts with Customers”, using the modified retrospective method, which provides for a cumulative effect adjustment to retained earnings beginning in fiscal 2018 for those uncompleted contracts impacted by the adoption of the new standard. The difference between the recognition criteria under ASC 606 and our previous recognition practices under ASC 605-35 was recognized through a cumulative adjustment of $4.7 million that was made to the opening balance of accumulated deficit as of December 30, 2017.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the test for goodwill impairment by removing the second step of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance is effective for interim and annual reporting periods beginning after December 15, 2019 and should be applied prospectively with early adoption permitted. The Company early adopted the new standard as of the beginning of fiscal 2018 and its adoption did not have a material impact on the consolidated financial statements.

4.	Acquisitions

Polaris Alpha

On May 31, 2018, the Company acquired a 100% ownership interest in Polaris Alpha, a privately owned, advanced technology-focused provider of innovative mission solutions for complex defense, intelligence, and security customers, as well as other U.S. federal government customers, for $489.1 million paid in cash. The Company borrowed $260 million under the credit agreement, as described in “Note 12 – Debt and Credit Facilities,” to partially fund the acquisition. In connection with this acquisition, the Company recognized $6.2 million of acquisition-related expenses in “Indirect, general and administrative expense” in the consolidated statements of income for the fiscal year ended December 31, 2018, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition. Polaris Alpha enhances the Company’s artificial intelligence and data analytics expertise with new technologies and solutions. Customers of both companies will benefit from existing, complementary technologies and increased scale, enabling end-to-end solutions under the shared vision of rapid prototyping and agile development.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on preliminary purchase price allocation as of the date of acquisition (in thousands):

Amount
Cash and cash equivalents	$7,914
Accounts receivable	29,688
Contract assets	35,229
Prepaid expenses and other current assets	9,295
Property and equipment	9,024
Goodwill	243,471
Intangible assets	199,520
Other noncurrent assets	2,203
Accounts payable	(13,942)
Accrued expenses and other current liabilities	(26,419)
Contract liabilities	(3,529)
Deferred tax liabilities	(2,231)
Other long-term liabilities	(1,146)
Net assets acquired	$489,077

Of the total purchase price, the following values were assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Developed technology	$84,900	4
Customer relationships	76,000	8
Backlog	34,900	2
Trade name	3,600	1
Leases	$120	6

Amortization expense of $13.7 million related to these intangible assets was recorded for the three months ended March 31, 2019. The entire value of goodwill of $243.5 million was assigned to the Parsons Federal reporting unit and represents synergies expected to be realized from this business combination. A portion of goodwill is deductible for tax purposes. The Company is in the process of finalizing the amount.

The amount of revenue generated by Polaris Alpha and included within consolidated revenues for the three months ended March 31, 2019 is $93.4 million. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information (Unaudited)

Supplemental information on an unaudited pro forma operating results assuming the Polaris Alpha acquisition had been consummated as of the beginning of fiscal year 2018 (December 31, 2017) (in thousands) is as follows:

Three Months Ended
March 30, 2018
Pro forma revenue	$840,487
Pro forma net income	$10,532

The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflects the pro forma impact of additional amortization related to the fair value of acquired intangible assets, pro forma impact of reflecting acquisition costs, which consisted of legal, advisory and due diligence fees and expenses and the additional pro forma interest expense related to the borrowings under the credit agreement as of the assumed acquisition date. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been consummated during the periods for which pro forma information is presented.

OGSystems

On January 7, 2019, the Company acquired a 100% ownership interest in OGSystems, a privately owned, advanced technology-focused provider of innovative mission solutions for complex defense, intelligence, and security customers, as well as other U.S. federal government customers, for $292.4 million paid in cash. The Company borrowed $110 million under the credit agreement and $150 million on a short-term loan, as described in “Note 12 – Debt and Credit Facilities,” to partially fund the acquisition. In connection with this acquisition, the Company recognized $4.1 million of acquisition-related expenses in “Indirect, general and administrative expense” in the consolidated statements of income for the period ended March 31, 2019, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition. OGSystems enhances the Company’s artificial intelligence and data analytics expertise with new technologies and solutions. Customers of both companies will benefit from existing, complementary technologies and increased scale, enabling end-to-end solutions under the shared vision of rapid prototyping and agile development.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on preliminary purchase price allocation as of the date of acquisition (in thousands):

Amount
Cash and cash equivalents	$5,772
Accounts receivable	9,904
Contract assets	9,747
Prepaid expenses and other current assets	4,307
Property and equipment	4,085
Right of use assets, operating leases	8,826
Goodwill	183,567
Intangible assets	92,300
Other noncurrent assets	10
Accounts payable	(5,450)
Accrued expenses and other current liabilities	(7,147)
Contract liabilities	(1,300)
Short-term lease liabilities, operating leases	(805)
Income tax payable	(1,469)
Deferred tax liabilities	(931)
Long-term lease liabilities, operating leases	(8,021)
Other long-term liabilities	(1,015)
Net assets acquired	$292,380

Of the total purchase price, the following values were assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships	$57,100	5
Backlog	27,700	3
Trade name	3,800	2
Non compete agreements	2,400	3
Developed technologies	$1,300	3

The Company is still in the process of finalizing its valuation of developed technology acquired.

Amortization expense of $5.9 million related to these intangible assets was recorded for the three months ended March 31, 2019. The entire value of goodwill of $183.6 million was assigned to the Parsons Federal reporting unit and represents synergies expected to be realized from this business combination. Goodwill of $16.0 million is deductible for tax purposes.

The amount of revenue generated by OGSystems since the acquisition and included within consolidated revenues for the three months ended March 31, 2019 is $29.0 million. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information (Unaudited)

Supplemental information on an unaudited pro forma operating results assuming the OGSystems acquisition had been consummated as of the beginning of fiscal year 2018 (December 31, 2017) (in thousands) is as follows:

	Three Months Ended
	March 30, 2018	March 31, 2019
Pro forma revenue	$782,218	$906,360
Pro forma net income	$15,739	$17,458

The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflects the pro forma impact of additional amortization related to the fair value of acquired intangible assets, pro forma impact of reflecting acquisition costs, which consisted of legal, advisory and due diligence fees and expenses and the additional pro forma interest expense related to the borrowings under the credit agreement as of the assumed acquisition date. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been consummated during the periods for which pro forma information is presented.

5.	Contracts with Customers

Disaggregation of Revenue

The Company’s contracts contain both fixed-price and cost reimbursable components. Contract types are based on the component that represents the majority of the contract. The following table presents revenue disaggregated by contract type (in thousands):

	Three Months Ended
	March 30, 2018	March 31, 2019
Fixed-Price	$265,408	$257,695
Time-and-Materials	227,741	255,706
Cost-Plus	261,530	391,004
Total	$754,679	$904,405

Refer to “Note 20 – Segments Information” for the Company’s revenues by business lines.

Contract Assets and Contract Liabilities

Contract assets and contract liabilities balances at December 31, 2018 and March 31, 2019 were as follows (in thousands):

	December 31, 2018	March 31, 2019	$ change	% change
Contract assets	$515,319	$571,755	$56,436	11.0%
Contract liabilities	208,576	225,017	16,441	7.9%
Net contract assets (liabilities) (1)	$306,743	$346,738	$39,995	13.0%

(1)

Total contract retentions included in net contract assets (liabilities) were $89.6 million as of December 31, 2018. Total contract retentions included in net contract assets (liabilities) were $90.0 million as of March 31, 2019, of which $34.8 million are not expected to be paid in the next 12 months. Contract assets at December 31, 2018 and March 31, 2019 include approximately $47.1 million and $49.4 million, respectively, related to unapproved change orders, claims, and requests for equitable adjustment. For the three months ended March 30, 2018 and March 31, 2019, there were no material losses recognized related to the collectability of claims, unapproved change orders, and requests for equitable adjustment.

During the three months ended March 30, 2018 and March 31, 2019, the Company recognized revenue of approximately $26.3 million and $85.7 million, respectively that was included in the corresponding contract liability balance at December 30, 2017 and December 31, 2018, respectively. The change in contract assets and contract liabilities was the result of normal business activity and not significantly impacted by other factors, except as follows:

	December 31, 2018	March 31, 2019
Acquired contract assets	$35,229	$9,747
Acquired contract liabilities	3,529	1,300
Reversal of provision for contract losses (1)	$133,180	$-

(1)	Reversal of provision for contract losses of $133.2 million, of which $55.1 million was recorded as an increase in revenue with the remainder recorded as other income.

There was no significant impairment of contract assets recognized during the three months ended March 30, 2018 and March 31, 2019.

During the three months ended March 30, 2018 and March 31, 2019, the Company recognized revenues of $18.7 million and $4.5 million, respectively, of unapproved change orders and claims from changes in transaction price associated with performance obligations that were satisfied or partially satisfied. These amounts represent management’s estimates of additional contract revenues that had been earned and were probable of collection. The amount ultimately realized by the Company cannot currently be determined but could be significantly higher or lower than the estimated amount.

Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations (“RUPO”) as of March 31, 2019 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had $5.3 billion in RUPO as of March 31, 2019.

RUPO will increase with awards of new contracts and decrease as the Company performs work and recognizes revenue on existing contracts. Projects are included within RUPO at such time the project is awarded and agreement on contract terms has been reached. The difference between RUPO and backlog relates to unexercised option years that are included within backlog and the value of Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts included in backlog for which delivery orders have not been issued for the Federal Solutions segment.

RUPO is comprised of: (a) original transaction price, (b) change orders for which written confirmations from our customers have been received, (c) pending change orders for which the Company expects to receive confirmations in the ordinary course of business, and (d) claim amounts that the Company has made against customers for which it has determined that it has a legal basis under existing contractual arrangements and a significant reversal of revenue is not probable, less revenue recognized to-date.

The Company expects to satisfy its RUPO as of March 31, 2019 over the following periods (in thousands):

Period RUPO Will Be Satisfied	Within One Year	Within One to Two Years	Thereafter
Federal solutions	$982,972	$577,405	$324,510
Critical infrastructure	1,560,074	783,585	1,098,715
Total	$2,543,046	$1,360,990	$1,423,225

6.	Leases

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”, which is a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets obtained in exchange for lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

The Company elected to adopt the standard, and available practical expedients, effective January 1, 2019.  These practical expedients allowed the Company to keep the lease classification assessed under the previous lease accounting standard (ASC 840) without reassessment under the new standard, and allowed all separate lease components, including non-lease components, to be accounted for as a single lease component for all existing leases prior to adoption of the new standard.  Furthermore, the Company made an accounting policy election to not recognize a lease liability and ROU asset for leases with lease terms of twelve months or less.

The Company adopted this new standard under the modified retrospective transition approach without adjusting comparative periods in the financial statements, as allowed under Topic 842, and implemented internal controls and key system functionality to enable the preparation of financial information on adoption.

The standard had a material impact on the Company’s consolidated balance sheets but did not have an impact on the consolidated income statements. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while accounting for finance leases remained substantially unchanged.

As a result of the adoption, the Company recorded a cumulative-effect adjustment to retained earnings of $52.6 million net of deferred tax asset adjustment of $0.7 million, representing the unamortized portion of a deferred gain previously recorded as a sale-leaseback transaction associated with the sale of an office building in 2011. The Company concluded the transaction resulted in the transfer of control of the office building to the buyer-lessor at market terms and would have qualified as a sale under Topic 842 with gain recognition in the period the sale was recognized.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets and current and long-term operating lease liabilities in the consolidated balance sheets. Finance leases are included in other noncurrent assets, accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, incremental borrowing rates are used based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives.  Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components, which are generally accounted for separately. For certain equipment leases, such as vehicles, we account for the lease and non-lease components as a single lease component. Additionally, for certain equipment leases, we apply a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

The Company has operating and finance leases for corporate and project office spaces, vehicles, heavy machinery and office equipment. Our leases have remaining lease terms of one year to 11 years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases up to the seventh year. As of March 31, 2019, assets recorded under finance leases were $1.3 million and accumulated depreciation associated with finance leases was $0.2 million.

The components of lease costs for the three months ended March 31, 2019 are as follows (in thousands):

Three Months Ended
March 31, 2019
Operating lease cost	$18,285
Short-term lease cost	2,004
Amortization of right-of-use assets	225
Interest on lease liabilities	16
Sublease income	(930)
Total lease cost	$19,600

Supplemental cash flow information related to leases for the three months ended March 31, 2019 is as follows (in thousands):

Three Months Ended
March 31, 2019
Operating cash flows for operating leases	$18,333
Operating cash flows for financing activities	16
Financing cash flows for finance leases	246
Right-of-use assets operating leases	249,848
Right-of-use assets financing leases	$1,341

Supplemental balance sheet and other information related to leases as of March 31, 2019 is as follows (in thousands):

Three Months Ended
March 31, 2019
Operating Leases:
Right-of-use assets	$216,484
Lease liabilities:
Current	$53,029
Long-term	181,274
Total operating lease liabilities	$234,303
Finance Leases:
Other noncurrent assets	$1,341
Accrued expenses and other current liabilities	$521
Other long-term liabilities	$798

Weighted Average Remaining Lease Term:
Operating leases	6 years
Finance leases	3 years
Weighted Average Discount Rate:
Operating leases	4.5%
Finance leases	4.5%

As of March 31, 2019, the Company has additional operating leases, primarily for office spaces, that have not yet commenced of $6.2 million. These operating leases will commence in 2019 with lease terms of 4 years to 6 years.

A maturity analysis of the future undiscounted cash flows associated with the Company’s operating and finance lease liabilities as of March 31, 2019 is as follows (in thousands):

	Operating Leases	Finance Leases
2019	$47,084	$427
2020	51,139	510
2021	44,062	353
2022	37,987	113
2023	30,997	-
Thereafter	53,870	-
Total lease payments	265,139	1,403
Less: imputed interest	(30,836)	(84)
Total present value of lease liabilities	$234,303	$1,319

As of December 31, 2018, $276.7 million of minimum rental commitments on operating leases was payable as follows: $67.9 million in 2019, $51.0 million in 2020, $42.5 million in 2021, $35.9 million in 2022, $29.4 million in 2023, and $50.0 million thereafter. Rental expense for the three months ended March 30, 2018 was $18.2 million.

7.	Accounts Receivable, Net

Accounts receivable, net consisted of the following as of December 31, 2018 and March 31, 2019 (in thousands):

	December 31, 2018	March 31, 2019
Billed	$538,808	$534,288
Unbilled	135,180	164,034
Total accounts receivable, gross	673,988	698,322
Allowance for doubtful accounts	(50,702)	(46,398)
Total accounts receivable, net	$623,286	$651,924

Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period-end date. Substantially all unbilled receivables as of March 31, 2019 are expected to be billed and collected within 12 months. Unbilled accounts receivable at December 31, 2018 and March 31, 2019 include approximately $47.1 million and $49.4 million, respectively, related to unapproved change orders, claims, and requests for equitable adjustment. The Company regularly evaluates these amounts and records adjustments to operating income when recoverability is deemed to have changed. For the periods ended December 31, 2018 and March 31, 2019, no material losses were recognized related to the collectability of claims, unapproved change orders, and requests for equitable adjustment.

The allowance for doubtful accounts was determined based on consideration of trends in actual and forecasted credit quality of clients, including delinquency and payment history, type of client, such as a government agency or commercial sector client, and general economic conditions and particular industry conditions that may affect a client’s ability to pay.

8.	Goodwill

The following table summarizes the changes in the carrying value of goodwill by reporting segment at December 31, 2018 and March 31, 2019 (in thousands):

	December 31, 2018	Acquisitions	Foreign Exchange	March 31, 2019
Federal Solutions	$666,841	$183,500	$-	$850,341
Critical Infrastructure	70,097	-	659	70,756
Total	$736,938	$183,500	$659	$921,097

9.	Intangible Assets

The gross amount and accumulated amortization of intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets were as follows (in thousands except for years):

	December 31, 2018			March 31, 2019			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (in years)
Backlog	$80,754	$(58,295)	$22,459	$108,454	$(65,636)	$42,818	3
Customer relationships	121,629	(38,974)	82,655	178,729	(45,839)	132,890	7
Leases	670	(561)	109	670	(566)	104	5
Developed technology	87,839	(15,174)	72,665	89,139	(20,736)	68,403	4
Trade name	3,600	(2,100)	1,500	7,400	(2,992)	4,408	1
Non compete agreements	-	-	-	2,400	(200)	2,200	2
Other intangibles	275	(145)	130	275	(150)	125	10
Total intangible assets	$294,767	$(115,249)	$179,518	$387,067	$(136,119)	$250,948

The aggregate amortization expense of intangible assets was $1.8 million and $20.9 million for the three months ended March 30, 2018 and March 31, 2019, respectively.

Estimated amortization expense in each of the next five years and beyond is as follows (in thousands):

March 31, 2019
2019 (remaining)	$61,883
2020	72,542
2021	68,401
2022	25,808
2023	15,999
Thereafter	6,315
Total	$250,948

10.	Property and Equipment, Net

Property and equipment consisted of the following at December 31, 2018 and March 31, 2019 (in thousands):

	December 31, 2018	March 31, 2019	Useful lives (years)
Buildings and leasehold improvements	$54,348	$61,631	1-15
Furniture and equipment	81,705	86,174	3-10
Computer systems and equipment	148,255	152,558	3-10
Construction equipment	12,074	11,832	5-7
Accumulated depreciation	(204,533)	(214,896)
Property and equipment, net	$91,849	$97,298

Depreciation expense of $7.2 million and $9.7 million was recorded for the three months ended March 30, 2018 and March 31, 2019, respectively.

11.	Sale-Leasebacks

During fiscal 2011, the Company consummated two sale-leaseback transactions associated with the sale of two office buildings from which the Company recognized a total gain in the consolidated statements of income (loss) of approximately $106.7 million and a total deferred gain of approximately $107.8 million. The current and long-term portion of the deferred gain had been recorded in “Accrued expenses and other current liabilities” and “Deferred gain resulting from sale-leaseback transactions” on the consolidated balance sheet at December 31, 2018, respectively, and was being recognized ratably over the minimum lease terms to which they relate, as an offset to rental expense in “Indirect, general and administrative expenses” in the consolidated statements of income. Amortization of the deferred gain was $1.8 million and $0 for the three months ended March 30, 2018 and March 31, 2019, respectively. The deferred gain balance of $53.3 million as of December 31, 2018 was recognized as an adjustment to beginning retained earnings net of a deferred tax asset adjustment of $0.7 million during January 2019 in connection with the adoption of the new leasing standard. Refer to “Note 6 – Leases”.

12.	Debt and Credit Facilities

Debt consisted of the following (in thousands):

Long-Term:	December 31, 2018	March 31, 2019
Revolving credit facility	$180,000	$260,000
Senior notes	250,000	250,000
Debt issuance costs	(836)	(789)
Total long-term	429,164	509,211
Short-Term:
Term Loan	-	150,000
Debt issuance costs	-	(214)
Total Short-Term	-	149,786
Total Debt	$429,164	$658,997

In November 2017, the Company entered into an amended and restated Credit Agreement. The Company incurred approximately $2.0 million of costs in connection with this amendment. Under the agreement, the Company’s revolving credit facility was increased from $500 million to $550 million and the term of the agreement was extended through November 2022. The borrowings under the Credit Agreement bear interest, at the Company’s option, at either the Base Rate (as defined in the Credit Agreement), plus an applicable margin, or LIBOR plus an applicable margin. The applicable margin for Base Rate loans is a range of 0.125% to 1.00% and the applicable margin for LIBOR loans is a range of 1.125% to 2.00%, both based on the leverage ratio of the Company at the end of each fiscal quarter. The rates at December 31, 2018 and March 31, 2019 were 4.253% and 4.267%, respectively. Borrowings under this Credit Agreement are guaranteed by certain of the Company’s operating subsidiaries. Letters of credit commitments outstanding under this agreement aggregated approximately $49.8 million and $48.8 million at December 31, 2018 and March 31, 2019, respectively, which reduced borrowing limits available to the Company. Interest expense related to the credit agreement was $3.4 million for the three months ended March 31, 2019.  There were no amounts outstanding during the three months ended March 30, 2018.

On July 1, 2014, the Company finalized a private placement whereby the Company raised an aggregate amount of $250.0 million in debt repayable as follows (in thousands):

Tranche	Debt Amount	Maturity Date	Interest Rates
Senior Note, Series A	$50,000	July 15, 2021	4.44%
Senior Note, Series B	100,000	July 15, 2024	4.98%
Senior Note, Series C	60,000	July 15, 2026	5.13%
Senior Note, Series D	$40,000	July 15, 2029	5.38%

The Company incurred approximately $1.1 million of debt issuance costs in connection with the private placement. On August 10, 2018, the Company finalized an amended and restated intercreditor agreement related to this private placement to more closely align certain covenants and definitions with the terms under the 2017 amended and restated Credit Agreement and incurred approximately $0.5 million of additional issuance costs. These costs are presented as a direct deduction from the debt on the face of the consolidated balance sheets.  Interest expense related to the Senior Notes approximated $3.1 million and $3.1 million for the periods ended March 30, 2018 and March 31, 2019, respectively. The amortization of debt issuance costs and interest expense are recorded in “Interest expense” on the consolidated statements of income. The Company made interest payments related to the Senior Notes of approximately $6.2 million and $6.2 million during the periods ended March 30, 2018 and March 31, 2019. Interest payable of approximately $5.7 million and $2.6 million is recorded in “Accrued expenses and other current liabilities” on the consolidated balance sheets at December 31, 2018 and March 31, 2019, respectively, related to the Senior Notes.

The Credit Agreement and private placement includes various covenants, including restrictions on indebtedness, liens, acquisitions, investments or dispositions, payment of dividends and maintenance of certain financial ratios and conditions. The Company was in compliance with these covenants at December 31, 2018 and March 31, 2019.

The Company also has in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated approximately $223.0 million and $227.7 million at December 31, 2018 and March 31, 2019, respectively.

Using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, and risk profile, the Company has determined that the fair value (level 2) of its debt approximates the carrying value. Refer to “Note 18 – Fair Value of Financial Instruments” for the definition of level 2 of the fair value hierarchy.

In January 2019, the Company borrowed $150.0 million under our Term Loan Agreement to partially finance the OGSystems Acquisition. The Term Loan is comprised of Offshore Rate Loans and Base Rate Loans (each as defined in the Term Loan Agreement), with an initial aggregate principal amount of $150.0 million. The Offshore Rate Loans bear interest at a rate per annum of LIBOR, divided by 1.00 minus the Eurodollar Reserve Percentage, plus 1.25%. The Base Rate Loans bear interest at a rate per annum of the sum of (a) the highest of (1) the administrative agent’s reference rate; (2) the rate equal to 1.50% per annum above the Offshore Rate; and (3) the rate equal to 0.50% per annum above the latest federal funds rate, plus (b) 0.25%. On May 10, 2019, the Company used proceeds from its May 8, 2019, initial public offering to repay the $150.0 million outstanding balance under the Term Loan. Upon payment of the outstanding balance the loan was closed.  Interest expense related to the term loan was $1.4 million for the three months ended March 31, 2019.  There were no amounts outstanding during the three months ended March 30, 2018.

Amortization of debt issuance costs for all the Company’s debt and credit facilities was approximately $0.1 million and $0.2 million for the three months ended March 30, 2018 and March 31, 2019, respectively.

13.	Income Taxes

Historically, the Company has elected to be taxed under the provisions of Subchapter ”S” of the Internal Revenue Code for federal tax purposes. As a result, income has not been subject to U.S. federal income taxes or state income taxes in those states where the ”S” Corporation status is recognized. No provision or liability for federal or state income tax has been provided in the consolidated financial statements except for those states where the ”S” Corporation status is not recognized and for the 1.5% California franchise tax to which the Company is also subject as a California “S” Corporation. The provision for income tax in the historical periods prior to the Company’s initial public offering consists of these taxes and certain foreign taxes where the Company is subject to tax.

In connection with the initial public offering on May 8, 2019, the Company’s “S” Corporation status terminated and the Company will be treated as a “C” Corporation under Subchapter C of the Internal Revenue Code. The revocation of the Company’s “S” Corporation election will have a material impact on the Company’s results of operations, financial condition and cash flows. The Company’s effective income tax rate will increase and net income will decrease since the Company will be subject to both federal and state taxes on our earnings.

The termination of the “S” Corporation status will be treated as a change in tax status under ASC 740, “Income Taxes”. These rules require that the deferred tax effects of a change in tax status be recorded to income from continuing operations on the date the “S” Corporation status terminates. The Company estimates the effects of the change in tax status based upon forecasted temporary differences for the year to be approximately $55 million to $61 million. This range is subject to revision based upon actual results.

As a Subchapter “S” corporation the effective tax rates for the quarters ended March 30, 2018 and March 31, 2019 were 15.54% and 12.35%, respectively. The decrease in the effective rate is principally the result of a change in the jurisdictional earnings.

The US government enacted comprehensive tax legislation on December 22, 2017, which is commonly referred to as the Tax Cuts and Jobs Act ("TCJA"). The TCJA significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The TCJA also repealed the deduction for domestic production activities, limited the deductibility of certain executive compensation, and implemented a modified territorial tax system with the introduction of the Global Intangible Low-Taxed Income (“GILTI”) tax rules. The TCJA also imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries. As a Subchapter “S” corporation, the TCJA has had limited effect on our effective tax rate. However, after the Company revokes the “S” Corporation election, the Company expects to be subject to the federal and state rates, the GILTI tax rules and other changes in the rules under the TCJA.

Because of the complexity of the new GILTI tax rules, and the expected change in status, the Company will continue to evaluate the impact of this provision and the application of ASC 740, Income Taxes.  Under GAAP, the Company is allowed to make an accounting policy election of either (i) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the "period cost method"), or (ii) factoring such amounts into a Company's measurement of its deferred taxes (the "deferred method").  The Company has elected the period cost method.

As of March 31, 2019, the Company’s deferred tax assets included a valuation allowance of $ 6.7 million primarily related to foreign net operating loss carryforwards that the Company determined were not more likely than not to be realized. The factors used to assess the likelihood of realization were the past performance of the related entities, our forecast of future taxable income, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.

As of December 31, 2018 and March 31, 2019, the liability for income taxes associated with uncertain tax positions was $9.9 million and $10.7 million, respectively. In the normal course of business, the Company is subject to tax audit by several jurisdictions and believes the outcomes which are reasonably possible within the next twelve months, including lapses in statutes of limitations, could result in adjustments, but will not result in a material change in the liability for uncertain tax positions.

14.	Commitments and Contingencies

We are subject to certain lawsuits, claims and assessments that arise in the ordinary course of business. Additionally, the Company has been named as a defendant in lawsuits alleging personal injuries as a result of contact with asbestos products at various project sites. We believe that any significant costs relating to these claims will be reimbursed by applicable insurance and, although there can be no assurance that these matters will be resolved favorably, management believes that the ultimate resolution of any of these claims will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows. We record a liability when we believe that it is both probable that a loss has been incurred and the amount of loss or range of loss can be reasonably estimated.  When using a range of loss estimate, the Company records the liability using the low end of the range. The Company records a corresponding receivable for costs covered under its insurance policies.  Management judgment is required to determine the outcome and the estimated amount of a loss related to such matters. Management believes that there are no claims or assessments outstanding which would materially affect our consolidated results of operations or our financial position.

          On or about March 1, 2017, the Peninsula Corridor Joint Powers Board, or the JPB, filed a lawsuit against Parsons Transportation Group, Inc., or PTG, in the Superior Court of California, County of San Mateo, in connection with a positive train control project on which PTG was engaged prior to termination of its contract by the JPB. PTG had previously filed a lawsuit against the JPB for breach of contract and wrongful termination. The JPB seeks damages in excess of $100.0 million, which the Company is currently disputing. In addition to filing a complaint for breach of contract and wrongful termination, the Company has denied the allegations raised by the JPB and, accordingly, filed affirmative defenses. The Company is currently defending against the JPB’s claims and the parties are still engaged in discovery. The Company also has a professional liability insurance policy to the extent the JPB proves any errors or omissions occurred. At this time, it is too soon to determine the outcome of the litigation or assess the potential range of loss, if any. The Company has also filed a third party claim against a subcontractor for indemnification in connection with this matter.

In September 2015, a former Parsons employee filed an action in the United States District Court for the Northern District of Alabama against us as a qui tam relator on behalf of the United States (the “Relator”) alleging violation of the False Claims Act. The United States government did not intervene in this matter as it is allowed to do so under the statute. The Company filed a motion to dismiss the lawsuit on the grounds that the Relator did not meet the applicable statute of limitations. The District Court granted the motion to dismiss. The Relator’s attorney appealed the decision to the United States Court of Appeals of the Eleventh Circuit, which ultimately ruled in favor of the Relator, and the Company petitioned the United States Supreme Court to review the decision. The Supreme Court reviewed the decision and accepted the position of the relator.  The case was thus remanded to the United States District Court for the Northern District of Alabama.  The defendants, including Parsons, will file appropriate pleadings opposing the allegations. At this time, it is too soon to determine the outcome of the litigation or assess the potential range of loss, if any.

Federal government contracts are subject to audits, which are performed for the most part by the Defense Contract Audit Agency (“DCAA”). Audits by the DCAA and other agencies consist of reviews of our overhead rates, operating systems and cost proposals to ensure that we account for such costs in accordance with the Cost Accounting Standards (“CAS”). If the DCAA determines we have not accounted for such costs in accordance with the CAS, the DCAA may disallow these costs. The disallowance of such costs may result in a reduction of revenue and additional liability for the Company. Historically, the Company has not experienced any material disallowed costs as a result of government audits. However, the Company can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. All audits of costs incurred on work performed through 2009 have been closed, and years thereafter remain open.

Although there can be no assurance that these matters will be resolved favorably, management believes that their ultimate resolution will not have a material adverse impact on the Company’s consolidated financial position, results of operations, or cash flows. The Company accrues a liability when management believes it is both probable that a liability has been incurred and the amount of loss or range of loss can be reasonably estimated. The Company records a corresponding receivable for costs covered under the insurance policies.

15.	Retirement and Other Benefit Plans

The Company’s principal retirement benefit plan is the ESOP, a stock bonus plan, established in 1975 to cover eligible employees of the Company and certain affiliated companies. Contributions of treasury stock to the ESOP are made annually in amounts determined by the Company’s board of directors and are held in trust for the sole benefit of the participants. Shares allocated to a participant’s account are fully vested after six years of credited service, or in the event(s) of reaching age 65, death or disability while an active employee of the Company. All of the Company’s common stock was acquired by the ESOP in conjunction with a reorganization in 1984, which was financed by the Company.

Upon retirement, death, termination due to permanent disability, a severe financial hardship, or the exercise of diversification rights, participants’ interests in their ESOP accounts are redeemable at the current price per share of the stock. Such per share prices are established by the ESOP trustee, taking into account, among other things, the advice of a third-party valuation consultant for the ESOP trustee, as well as the ESOP trustee’s knowledge of the Company, as of the end of the plan year preceding distribution.

Under the terms of the ESOP plan, when participants hold shares that are not readily tradeable, the Company is obligated to redeem eligible participants’ interests in their ESOP accounts for cash upon an employee’s election. All shares held by the ESOP are eventually redeemable in the future for cash at the option of the holder once vesting and eligibility requirements have been met. The Company presents all shares held by the ESOP as temporary equity on the consolidated balance sheets at their redemption value.

Total ESOP contribution expense was approximately $11.2 million and $12.2 million for the three months ended March 30, 2018 and March 31, 2019, respectively, and is recorded in “Direct costs of contracts” and “Indirect, general and administrative expense” in the consolidated statements of income. The fiscal 2019 ESOP contribution has not yet been made.  The amount is currently included in accrued liabilities.

At December 31, 2018 and March 31, 2019, 78,172,809 shares and 78,138,831 shares of the Company’s stock were held by the ESOP which the Company recorded at their aggregate redemption value of $1.9 billion. During the year ended December 31, 2018 and the three months ended March 31, 2019, the Company did not declare any dividends.

The Company also maintains a defined contribution plan (the “401(k) Plan”). Substantially all domestic employees are entitled to participate in the 401(k) Plan, subject to certain minimum requirements. The Company’s contribution to the

401(k) Plan for the three months ended March 30, 2018 and March 31, 2019 amounted to $4.7 million and $9.2 million, respectively.

As part of an acquisition in 2014, the Company acquired a defined contribution pension plan, a defined benefit pension plan, and supplemental retirement plan. For the defined contribution pension plan, the Company contributes a base amount plus an additional amount based upon a predetermined formula. At December 31, 2018 and March 31, 2019, the defined benefit pension plan was in a net asset position of $1.7 million and $1.7 million, respectively, which is recorded in “Other noncurrent assets” on the consolidated balance sheets.

16.	Investments in and Advances to Joint Ventures

The Company participates in joint ventures to bid, negotiate and complete specific projects. The Company is required to consolidate these joint ventures if it holds the majority voting interest or if the Company meets the criteria under the consolidation model, as described below.

The Company performs an analysis to determine whether its variable interests give the Company a controlling financial interest in a Variable Interest Entity (“VIE”) for which the Company is the primary beneficiary and should, therefore, be consolidated. Such analysis requires the Company to assess whether it has the power to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

The Company analyzed all of its joint ventures and classified them into two groups: (1) joint ventures that must be consolidated because they are either not VIEs and the Company holds the majority voting interest, or because they are VIEs and the Company is the primary beneficiary; and (2) joint ventures that do not need to be consolidated because they are either not VIEs and the Company holds a minority voting interest, or because they are VIEs and the Company is not the primary beneficiary.

Many of the Company’s joint venture agreements provide for capital calls to fund operations, as necessary; however, such funding is infrequent and is not anticipated to be material.

Letters of credit outstanding described in “Note 12 – Debt and Credit Facilities” that relate to project ventures are approximately $76.8 million and $77.2 million at December 31, 2018 and March 31, 2019, respectively.

In the table below, aggregated financial information relating to the Company’s joint ventures is provided because their nature, risk and reward characteristics are similar. None of the Company’s current joint ventures that meet the characteristics of a VIE are individually significant to the consolidated financial statements.

Consolidated Joint Ventures

The following represents financial information for consolidated joint ventures included in the consolidated financial statements (in thousands):

	December 31, 2018	March 31, 2019
Current assets	$287,227	$269,856
Noncurrent assets	2,689	2,285
Total assets	289,916	272,141
Current liabilities	199,833	209,909
Total liabilities	199,833	209,909
Total joint venture equity	$90,083	$62,232

	Three Months Ended
	March 30, 2018	March 31, 2019
Revenue	$112,121	$115,104
Costs	106,166	107,206
Net income	5,955	7,898
Net income attributable to noncontrolling interests	$3,815	$3,645

The assets of the consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the Company’s general operations.

Unconsolidated Joint Ventures

The Company accounts for its unconsolidated joint ventures using the equity method of accounting. Under this method, the Company recognizes its proportionate share of the net earnings of these joint ventures as “Equity in earnings (loss) of unconsolidated joint ventures” in the consolidated statements of income. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments.

The following represents the financial information of the Company’s unconsolidated joint ventures as presented in their unaudited financial statements (in thousands):

	December 31, 2018	March 31, 2019
Current assets	$707,457	$675,030
Noncurrent assets	876,385	894,191
Total assets	1,583,842	1,569,221
Current liabilities	560,306	487,933
Noncurrent liabilities	813,269	848,105
Total liabilities	1,373,575	1,336,038
Total joint venture equity	210,267	233,183
Investments in and advances to unconsolidated joint ventures	$63,560	$67,202

	Three Months Ended
	March 30, 2018	March 31, 2019
Revenue	$281,078	$229,466
Costs	253,664	216,780
Net income	27,414	12,686
Equity in earnings of unconsolidated joint ventures	$11,031	$10,397

The Company received net distributions from its unconsolidated joint ventures of $12.3 million and $8.1 million for the three months ended March 30, 2018 and March 31, 2019, respectively.

17.	Related Party Transactions

The Company often provides services to unconsolidated joint ventures and revenues include amounts related to recovering overhead costs for these services. For the three months ended March 30, 2018 and March 31, 2019, revenues included $33.7 million and $33.6 million, respectively, related to services the Company provided to unconsolidated joint ventures. For the three months ended March 30, 2018 and March 31, 2019, the Company incurred approximately $25.9 million and $27.2 million, respectively, of reimbursable costs. Amounts included in the consolidated balance sheets related to services the Company provided to unconsolidated joint ventures is as follows (in thousands):

	December 31, 2018	March 31, 2019
Accounts receivable	$38,742	$30,263
Contract assets	2,648	3,527
Contract liabilities	$10,861	$9,603

18.	Fair Value of Financial Instruments

The authoritative guidance on fair value measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). At December 31, 2018 and March 31, 2019, the Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable, and other liabilities. The fair values of these financial instruments approximate their carrying values due to their short-term maturities.

Investments measured at fair value are based on one or more of the following three valuation techniques:

•	Market approach—Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
•	Cost approach—Amount that would be required to replace the service capacity of an asset (i.e., replacement cost); and
•	Income approach—Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing models and lattice models).

In addition, the guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities;
Level 2

Pricing inputs that include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument; and

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurements and unobservable.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table sets forth assets associated with the pension plan in “Note 15 – Retirement and Other Benefit Plans” that are accounted for at fair value by Level within the fair value hierarchy.

Fair value as of December 31, 2018 (in thousands):

December 31, 2108	Level 1	Level 2	Level 3	Total
Mutual funds	$2,539	$-	$-	$2,539
Fixed income	-	10,168	-	10,168
Cash and cash equivalents	361	-	-	361
	$2,900	$10,168	$-	$13,068

Fair value as of March 31, 2019 (in thousands):

March 31, 2109	Level 1	Level 2	Level 3	Total
Mutual funds	$2,715	$-	$-	$2,715
Fixed income	-	10,689	-	10,689
Cash and cash equivalents	264	-	-	264
	$2,979	$10,689	$-	$13,667

As described in “Note 15 – Retirement and Other Benefit Plans,” the Company acquired a defined contribution pension plan, a defined benefit pension plan, and supplemental retirement plans. At December 31, 2018 and March 31, 2019, the Company measured the mutual funds held within the defined benefit pension plan at fair value using unadjusted quoted prices in active markets that are accessible for identical assets. The Company measured the fixed income securities using market bid and ask prices. The inputs that are significant to valuation of fixed income securities are generally observable and therefore have been classified as Level 2.

The following table sets forth redeemable common stock associated with the ESOP in as described in “Note 14 – Retirement and Other Benefit Plans” that is accounted for at fair value by Level within the fair value hierarchy.

Fair value as of December 31, 2018 (in thousands):

December 31, 2108	Level 1	Level 2	Level 3	Total
Redeemable common stock	$-	$-	$1,876,309	$1,876,309

Fair value as of March 31, 2019 (in thousands):

March 31, 2109	Level 1	Level 2	Level 3	Total
Redeemable common stock	$-	$-	$1,875,332	$1,875,332

As described in “Note 15 – Retirement and Other Benefit Plans,” the Company is obligated to redeem eligible participants’ interests in their ESOP accounts for cash upon an employee’s election. All shares held by the ESOP are eventually redeemable in the future for cash at the option of the holder once vesting and eligibility requirements have been met. The Company presents all shares held by the ESOP as temporary equity on the consolidated balance sheets at their redemption value. At December 31, 2018 and March 31, 2019, approximately 78,172,809 shares and 78,138,831 shares, respectively of the Company’s stock were held by the ESOP which the Company recorded at their aggregate redemption values of $1.9 billion. The redemption values are based on a share price established by the ESOP trustee, taking into account, among other things, the advice of a third-party valuation consultant for the ESOP trustee as well as the ESOP trustee’s knowledge of the Company. The share price valuation was determined using a combination of income and market-based methods that utilized unobservable Level 3 inputs, including significant assumptions such as forecasted revenue and operating margins, working capital requirements, and weighted average cost of capital.

The following tables present a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) (in thousands):

Balance at December 31, 2018	$1,876,309
Purchases of treasury stock	(813)
Share price adjustment	(164)
Balance at March 31, 2019	$1,875,332

19.	Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding during the period and income available to shareholders.

Diluted earnings per share (“EPS”) is computed similar to basic EPS, except the weighted average number of shares outstanding is increased to include the dilutive effects of outstanding stock options and other stock-based awards. There were no dilutive securities outstanding for the three months ended March 30, 2018 and March 31, 2019.

The weighted average number of shares used to compute basic and diluted EPS were (in thousands):

	Three Months Ended
	March 30, 2018	March 31, 2019
Basic weighted average number of shares outstanding	81,846,305	78,161,484
Dilutive common share equivalents	-	-
Diluted weighted average number of shares outstanding	81,846,305	78,161,484

20.	Segments Information

The Company operates in two reportable segments: Federal Solutions and Critical Infrastructure.

The Federal Solutions segment is a high-end services provider to the U.S. government, delivering timely, cost-effective solutions for mission-critical projects. The segment provides advanced technologies, including cybersecurity, missile defense systems, and subsurface munitions detection, as well as military facility modernization, logistics support, chemical weapon remediation and engineering services.

The Critical Infrastructure segment provides integrated design and engineering services for complex physical and digital infrastructure around the globe. The Critical Infrastructure segment is a technology innovator focused on next generation infrastructure. Industry leading capabilities in design and project management allow the Company to deliver significant value to customers by employing cutting-edge technologies, improving timelines and reducing costs.

The Company defines its reportable segments based on the way the chief operating decision maker (“CODM”), currently its Chairman and Chief Executive Officer, evaluates the performance of each segment and manages the operations of the Company for purposes of allocating resources among the segments. The CODM evaluates segment operating performance using segment Revenue and segment Adjusted EBITDA attributable to Parsons Corporation.

The following table summarizes business segment revenue for the periods presented (in thousands):

	Three Months Ended
	March 30, 2018	March 31, 2019
Federal Solutions revenue	$291,335	$422,812
Critical Infrastructure revenue	463,344	481,593
Total revenue	$754,679	$904,405

The Company defines Adjusted EBITDA attributable to Parsons Corporation as Adjusted EBITDA excluding Adjusted EBITDA attributable to noncontrolling interests. The Company defines Adjusted EBITDA as net income (loss) attributable to Parsons Corporation, adjusted to include net income (loss) attributable to noncontrolling interests and to exclude interest expense (net of interest income), provision for income taxes, depreciation and amortization and certain other items that are not considered in the evaluation of ongoing operating performance. These other items include net income (loss) attributable to noncontrolling interests, asset impairment charges, income and expense recognized on litigation matters, expenses incurred in connection with acquisitions and other non-recurring transaction costs and expenses related to our prior restructuring. The following table reconciles business segment Adjusted EBITDA attributable to Parsons Corporation to Net Income attributable to Parsons Corporation for the periods presented (in thousands):

	Three Months Ended
Adjusted EBITDA attributable to Parsons Corporation	March 30, 2018	March 31, 2019
Federal Solutions	$20,154	$38,866
Critical Infrastructure	23,656	25,559
Adjusted EBITDA attributable to Parsons Corporation	43,810	64,425
Adjusted EBITDA attributable to noncontrolling interests	3,920	3,749
Depreciation and amortization	(9,009)	(30,591)
Interest expense, net	(3,258)	(7,815)
Income tax expense	(5,353)	(1,886)
Litigation-related expenses(a)	(2,330)	-
Amortization of deferred gain resulting from sale-leaseback transactions(b)	1,813	-
Transaction-related costs(c)	(125)	(9,355)
Restructuring(d)	-	(2,218)
HCM software implementation costs(e)	-	(2,912)
Other(f)	(366)	(11)
Net income including noncontrolling interests	29,102	13,386
Net income attributable to noncontrolling interests	3,815	3,645
Net income attributable to Parsons Corporation	$25,287	$9,741

(a)

Reflects interest expense in “(Interest and other expenses) gain associated with claim on long-term contract” in our results of operations associated with a lawsuit against a joint venture in which the Company is the managing partner.  Please see “Note 14 – Commitments and Contingencies” in the Company’s Form S-1/A filed on April 29, 2019, for a description of this matter, which was resolved in favor of the Company on June 13, 2018.

(b)	Reflects recognized deferred gains related to sales-leaseback transactions described in “Note 11 – Sale-Leasebacks.”

(c)	Reflects costs incurred in connection with acquisitions, initial public offering, and other non-recurring transaction costs, primarily fees paid for professional services and employee retention.
(d)	Reflects costs associated with our corporate restructuring initiatives.
(e)	Reflects implementation costs incurred in connection with a new human resources and payroll application.
(f)

Includes a loss from sale of a subsidiary and other individually insignificant items that are non-recurring in nature for the quarter ended March 30, 2018, and a combination of gain/loss related to sale of fixed assets and other individually insignificant items that are non-recurring in nature for the quarter ended March 31, 2019.

Asset information by segment is not a key measure of performance used by the CODM.

The following tables presents revenues and property and equipment, net by geographic area (in thousands):

	Three Months Ended
	March 30, 2018	March 31, 2019
Revenue
North America	$587,307	$731,030
Middle East	162,406	167,952
Rest of World	4,966	5,423
Total Revenue	$754,679	$904,405

The geographic location of revenue is determined by the location of the customer.

	Three Months Ended
	December 31, 2018	March 31, 2019
Property and Equipment, Net
North America	$86,847	$92,262
Middle East	5,002	5,036
Total Property and Equipment, Net	$91,849	$97,298

North America revenue includes $540.5 million and $669.2 million of United States revenue for the three months ended March 30, 2018 and March 31, 2019, respectively. North America property and equipment, net includes $79.9 million and $86.2 million of property and equipment, net in the United States at December 31, 2018 and March 31, 2019, respectively.

The following table presents revenues by business lines (in thousands):

	Three Months Ended
	March 30, 2018	March 31, 2019
Revenue
Cyber & Intelligence	$44,367	$76,110
Defense	73,540	134,990
Mission Solutions	74,149	68,090
Engineered Systems	99,279	114,666
Geospatial	-	28,956
Federal Solutions revenues	291,335	422,812
Connect Communities	160,913	156,876
Mobility Solutions	255,679	269,114
Industrial	46,752	55,603
Critical Infrastructure revenues	463,344	481,593
Total Revenue	$754,679	$904,405

21.	Subsequent Events

On April 3, 2019, the Company’s board of directors declared a cash dividend to the Company’s existing shareholder in the amount of $2.00 per share, or $52.1 million in the aggregate (the “IPO Dividend”). The IPO Dividend was paid on May 10, 2019.

On April 15, 2019, the board of directors of the Company declared a common stock dividend in a ratio of two shares of common stock for every one share of common stock presently held by the Company’s stockholder (the “Stock Dividend”). The record date of this common stock dividend, which the Company refers to as the Stock Dividend was May 7, 2019, the day immediately prior to the consummation of the Company’s initial public offering on May 8, 2019, and the payment date of the Stock Dividend was May 8, 2019. Purchasers of the Company’s common stock in the Company’s public offering will not be entitled to receive any portion of the Stock Dividend.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to help investors understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion together with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q and in conjunction with the Company’s Form S-1/A filed April 29, 2019.

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in the Company’s Form S-1/A filed April 29, 2019.  We undertake no obligation to revise publicly any forward-looking statements.  Actual results may differ materially from those contained in any forward-looking statements.

Overview

We are a leading provider of technology-driven solutions in the defense, intelligence and critical infrastructure markets. We provide technical design and engineering services and software to address our customers’ challenges. We have developed significant expertise and differentiated capabilities in key areas of cybersecurity, intelligence, defense, military training and development, connected communities, physical infrastructure and mobility solutions. By combining our talented team of professionals and advanced technology, we help solve complex technical challenges to enable a safer, smarter and more interconnected world.

We operate in two reporting segments, Federal Solutions and Critical Infrastructure. Our Federal Solutions business is a high-end services and technology provider to the U.S. government. Our Critical Infrastructure business provides integrated design and engineering services for complex physical and digital infrastructure to state and local governments and large companies.

Our employees provide services pursuant to contracts that we are awarded by the customer and specific task orders relating to such contracts. These contracts are often multi-year, which provides us backlog and visibility on our revenues for future periods. Many of our contracts and task orders are subject to renewal and rebidding at the end of their term, and some are subject to the exercise of contract options and issuance of delivery or task orders by the applicable government entity. In addition to focusing on increasing our revenues through increased contract awards and backlog, we focus our financial performance on margin expansion and cash flow.

Key Metrics

We manage and assess the performance of our business by evaluating a variety of metrics. The following table sets forth selected key metrics (in thousands, except Book-to-Bill):

	Three Months Ended
	March 30, 2018	March 31, 2019
Awards	$608,314	$1,221,068
Backlog (1)	$6,322,334	$8,553,969
Book-to-Bill	0.81	1.35

(1)

Difference between our backlog of $8.6 billion and our remaining unsatisfied performance obligations, or RUPO, of $5.3 billion, each as of March 31, 2019, is due to (i) unissued delivery orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

Awards

Awards generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Contract awards include both new and re-compete contracts and task orders. Given that new contract awards generate growth, we closely track our new awards each year.

The following table summarizes the total value of new awards for the periods presented below (in thousands):

	Three Months Ended
	March 30, 2018	March 31, 2019
Federal Solutions	$111,441	$808,540
Critical Infrastructure	496,873	412,528
Total Awards	$608,314	$1,221,068

The change in new awards from year to year in our Federal Solutions segment is primarily due to significant new awards in our legacy business and from business acquisitions.  The change in new awards in our Critical Infrastructure segment was primarily due to ordinary course fluctuations. The volume of contract awards can fluctuate in any given period due to win rate and the timing and size of the awards issued by our customers.

Backlog

We define backlog to include the following two components:

•

Funded—Funded backlog represents the revenue value of orders for services under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts.

•

Unfunded—Unfunded backlog represents the revenue value of orders for services under existing contracts for which funding has not been appropriated or otherwise authorized less revenue previously recognized on these contracts.

Backlog includes (i) unissued delivery orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

The following table summarizes the value of our backlog at the respective dates presented below: (in thousands):

	March 30, 2018	March 31, 2019
Federal Solutions:
Funded	$936,467	$1,681,816
Unfunded	2,224,354	3,429,779
Total Federal Solutions	3,160,821	5,111,595
Critical Infrastructure:
Funded	3,161,513	3,442,374
Unfunded	-	-
Total Critical Infrastructure	3,161,513	3,442,374
Total Backlog (1)	$6,322,334	$8,553,969

(1)

Difference between our backlog of $8.6 billion and our RUPO of $5.3 billion, each as of March 31, 2019, is due to (i) unissued delivery orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

Our backlog includes orders under contracts that in some cases extend for several years. For example, the U.S. Congress generally appropriates funds for our U.S. federal government customers on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, our federal contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.

We expect to recognize $2.5 billion of our funded backlog at March 31, 2019 as revenues in the following twelve months. However, our U.S. federal government customers may cancel their contracts with us at any time through a termination for convenience or may elect to not exercise option periods under such contracts. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed. See “Risk Factors—Risks Relating to Our Business—We may not realize the full value of our backlog, which may result in lower than expected revenue” in the Company’s Form S-1/A filed on April 29, 2019.

The changes in backlog in our Federal Solutions segment is primarily from business acquisition which contributed $1.3 billion.  The change in backlog in our Critical Infrastructure segment was primarily due to ordinary course fluctuations in our business. Our backlog will fluctuate in any given period based on the volume of awards issued in comparison to the revenue generated from our existing contracts.

Book-to-Bill

Book-to-bill is the ratio of total awards to total revenue recorded in the same period. Our management believes our book-to-bill ratio is a useful indicator of our potential future revenue growth in that it measures the rate at which we are generating new awards compared to the Company’s current revenue. To drive future revenue growth, our goal is for the level of awards in a given period to exceed the revenue booked. A book-to-bill ratio greater than 1.0 indicates that awards generated in a given period exceeded the revenue recognized in the same period, while a book-to-bill ratio of less than 1.0 indicates that awards generated in such period were less than the revenue recognized in such period. The following table sets forth the book-to-bill ratio for the periods presented below:

	Three Months Ended
	March 30, 2018	March 31, 2019
Federal Solutions	0.38	1.91
Critical Infrastructure	1.07	0.86
Overall	0.81	1.35

Factors and Trends Affecting Our Results of Operations

We believe that the financial performance of our business and our future success are dependent upon many factors, including those highlighted in this section. Our operating performance will depend upon many variables, including the success of our growth strategies and the timing and size of investments and expenditures that we choose to undertake, as well as market growth and other factors that are not within our control.

Government Spending

Changes in the relative mix of government spending and areas of spending growth, with shifts in priorities on homeland security, intelligence, defense-related programs, infrastructure and urbanization, and continued increased spending on technology and innovation, including cybersecurity, artificial intelligence, connected communities and physical infrastructure, could impact our business and results of operations. Cost-cutting and efficiency initiatives, current and future budget restrictions, spending cuts and other efforts to reduce government spending could cause our government customers to reduce or delay funding or invest appropriated funds on a less consistent basis or not at all, and demand for our solutions or services could diminish. Furthermore, any disruption in the functioning of government agencies, including as a result of government closures and shutdowns, could have a negative impact on our operations and cause us to lose revenue or incur additional costs due to, among other things, our inability to deploy our staff to customer locations or facilities as a result of such disruptions.

Federal Budget Uncertainty

There is uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government actions to address budgetary constraints, caps on the discretionary budget for defense and non-defense departments and agencies, and the ability of Congress to determine how to allocate the available budget authority and pass appropriations bills to fund both U.S. government departments and agencies that are, and those that are not, subject to the caps. Additionally, budget deficits and the growing U.S. national debt increase pressure on the U.S. government to reduce federal spending across all federal agencies, with uncertainty about the size and timing of those reductions. Furthermore, delays in the completion of future U.S. government budgets could in the future delay procurement of the federal government services we provide. A reduction in the amount of, or delays, or cancellations of funding for, services that we are contracted to provide to the U.S. government as a result of any of these impacts or related initiatives, legislation or otherwise could have a material adverse effect on our business and results of operations.

Regulations

Increased audit, review, investigation and general scrutiny by government agencies of performance under government contracts and compliance with the terms of those contracts and applicable laws could affect our operating results. Negative publicity and increased scrutiny of government contractors in general, including us, relating to government expenditures for contractor services and incidents involving the mishandling of sensitive or classified information, as well as the increasingly complex requirements of the U.S. Department of Defense and the U.S. intelligence community, including those related to cybersecurity, could impact our ability to perform in the markets we serve.

Competitive Markets

The industries we operate in consist of a large number of enterprises ranging from small, niche-oriented companies to multi-billion dollar corporations that serve many government and commercial customers. We compete on the basis of our technical expertise, technological innovation, our ability to deliver cost-effective multi-faceted services in a timely manner, our reputation and relationships with our customers, qualified and/or security-clearance personnel, and pricing. We believe that we are uniquely positioned to take advantage of the markets in which we operate because of our proven track record, long-term customer relationships, technology innovation, scalable and agile business offerings and world class talent. Our ability to effectively deliver on project engagements and successfully assist our customers affects our ability to win new contracts and drives our financial performance.

Acquired Operations

Polaris Alpha

On May 31, 2018, we acquired Polaris Alpha for $489.1 million. Polaris Alpha is an advanced, technology-focused provider of innovative mission solutions for national security, intelligence and other U.S. federal customers. The acquisition was funded by cash on-hand and borrowings under our Revolving Credit Facility. The financial results of Polaris Alpha have been included in our consolidated results of operations from June 1, 2018 onward.

OGSystems

On January 7, 2019, we acquired OGSystems for $292.4 million. OGSystems provides geospatial intelligence, big data analytics and threat mitigation for defense and intelligence customers. The acquisition was funded by cash on-hand and borrowings under our Term Loan and Revolving Credit Facility. The financial results of OGSystems have been included in our consolidated results of operations from January 7, 2019 onward.

Seasonality

Our results may be affected by variances as a result of seasonality we experience across our businesses. This pattern is typically driven by the U.S. federal government fiscal year-end, September 30. While not certain, it is not uncommon for U.S. government agencies to award extra tasks or complete other contract actions in the weeks before the end of the U.S. federal government fiscal year in order to avoid the loss of unexpended fiscal year funds. In addition, we have also historically experienced higher bid and proposal costs in the months leading up to the U.S. federal government fiscal year-end as we pursue new contract opportunities expected to be awarded early in the following U.S. federal government fiscal year as a result of funding appropriated for that U.S. federal government fiscal year. Furthermore, many U.S. state governments with fiscal years ending on June 30 tend to accelerate spending during their first quarter, when new funding becomes available. We may continue to experience this seasonality in future periods, and our results of operations may be affected by it.

Taxes

Historically, the Company has elected to be taxed under the provisions of Subchapter “S” of the Internal Revenue Code for federal tax purposes. As a result, the Company’s income has not been subject to U.S. federal income taxes or state income taxes in those states where the “S” Corporation status is recognized. No provision or liability for federal or state income tax has been provided in the Company’s consolidated financial statements except for those states where the “S” Corporation status is not recognized and for the 1.5% California franchise tax to which the Company are also subject as a California “S” Corporation. The provision for income tax in the historical periods prior to the initial public offering consists of these taxes.

In connection with the initial public offering on May 8, 2019, the Company’s “S” Corporation status terminated and the Company will be treated as a “C” Corporation under Subchapter C of the Internal Revenue Code. The revocation of the Company’s “S” Corporation election will have a material impact on the Company’s results of operations, financial condition and cash flows. The effective income tax rate will increase and net income will decrease since the Company will be subject to both federal and state taxes on our earnings.

Results of Operations

In October 2018, our board of directors approved a change in our annual and quarterly fiscal period ends from the last Friday on or before the calendar year or quarterly month-end to the last day of the calendar year or quarterly month-end. Accordingly, the period end for the first quarters of fiscal 2018 and fiscal 2019 are March 30, 2018 and March 31, 2019, respectively.  The number of days in the quarters ended March 30, 2018 and March 31, 2019 were 91 and 90, respectively.

Revenue

Our revenue consists of both services provided by our employees and pass-through fees from subcontractors and other direct costs. Our Federal Solutions segment derives revenue primarily from the U.S. federal government and our Critical Infrastructure segment derives revenue primarily from government and commercial customers.

We recognize revenue for work performed under cost-plus, time-and-materials and fixed-price contracts, as follows:

Under cost-plus contracts, we are reimbursed for allowable or otherwise defined costs incurred, plus a fee. The contracts may also include incentives for various performance criteria, including quality, timeliness, safety and cost-effectiveness. In addition, costs are generally subject to review by clients and regulatory audit agencies, and such reviews could result in costs being disputed as nonreimbursable under the terms of the contract. Revenue for cost-plus contracts is generally recognized using the cost-to-cost measure of progress method. Accounting for the sales and profits on performance obligations for which progress is measured using the cost-to-cost method involves the preparation of estimates of: (1) transaction price and (2) total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s statement of work.

Under time-and-materials contracts, hourly billing rates are negotiated and charged to clients based on the actual time spent on a project. In addition, clients reimburse actual out-of-pocket costs for other direct costs and expenses that are incurred in connection with the performance under the contract. Revenue on time-and-materials contracts is recognized as services are performed and are contractually billable.

Under fixed-price, or FFP contracts, clients pay an agreed fixed-amount negotiated in advance for a specified scope of work. Revenue on FFP contracts is generally recognized using the cost-to-cost measure of progress method.

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and “Note 2—Summary of Significant Accounting Polices” in the notes to our consolidated financial statements included in the Company’s Form S-1/A filed on April 29, 2019 for a further description of our policies on revenue recognition.

The table below presents the percentage of total revenue for each type of contract.

	Three Months Ended
	March 30, 2018	March 31, 2019
Fixed-price	35.2%	28.5%
Time-and-materials	30.2%	28.3%
Cost-plus	34.6%	43.2%

The amount of risk and potential reward varies under each type of contract. Under cost-plus contracts, there is limited financial risk, because we are reimbursed for all allowable costs up to a ceiling. However, profit margins on this type of contract tend to be lower than on time-and-materials and fixed-price contracts. Under time-and-materials contracts, we are reimbursed for the hours worked using the predetermined hourly rates for each labor category. In addition, we are typically reimbursed for other direct contract costs and expenses at cost. We assume financial risk on time-and-materials contracts because our labor costs may exceed the negotiated billing rates. Profit margins on well-managed time-and-materials contracts tend to be higher than profit margins on cost-plus contracts as long as we are able to staff those contracts with people who have an appropriate skill set. Under fixed-price contracts, we are required to deliver the objectives under the contract for a pre-determined price. Compared to time-and-materials and cost-plus contracts, fixed-price contracts generally offer higher profit margin opportunities because we receive the full benefit of any cost savings, but they also generally involve greater financial risk because we bear the risk of any cost overruns. In the aggregate, the contract type mix in our revenue for any given period will affect that period’s profitability.

Our recognition of profit on long-term contracts requires the use of assumptions related to transaction price and total cost of completion. Estimates are continually evaluated as work progresses and are revised when necessary. When a change in estimate is determined to have an impact on contract profit, we record a positive or negative adjustment to revenue and/or direct cost of contracts.

Joint Ventures

We conduct a portion of our business through joint ventures or similar partnership arrangements. For the joint ventures we control, we consolidate all the revenues and expenses in the Company’s consolidated statements of income (including revenues and expenses attributable to noncontrolling interests). For the joint ventures we do not control, we recognize equity in earnings (loss) of unconsolidated joint ventures. Our revenues included $33.7 million and $33.6 million for the three months ended March 30, 2018 and March 31, 2019, respectively related to services we provided to our unconsolidated joint ventures.

Operating costs and expenses

Operating costs and expenses primarily include direct costs of contracts and indirect, general and administrative expenses. Costs associated with compensation-related expenses for our people and facilities, which includes ESOP contribution expenses, are the most significant component of our operating expenses. Total ESOP contribution expense was $11.2 million and $12.2 million for the three months ended March 30, 2018 and March 31, 2019, respectively, and is recorded in “Direct cost of contracts” and “Indirect, general and administrative expenses.” We expect operating expenses to increase due to our anticipated growth and the incremental costs associated with being a public company. In particular, under our existing compensation plans, we will adjust our compensation expense on a quarterly basis for any change in our share price from the end of the prior quarter. However, on a forward-looking basis, we generally expect these costs to decline as a percentage of our total revenue as we realize the benefits of scale.

Direct costs of contracts consist of direct labor and associated fringe benefits, indirect overhead, subcontractor costs, travel expenses and other expenses incurred to perform on contracts.

Indirect, general and administrative expenses include salaries and wages and fringe benefits of our employees not performing work directly for customers, facility costs and other costs related to these indirect functions.

Other income and expenses

Other income and expenses primarily consist of interest income, interest expense, other income, net and interest and other expense associated with claim on long-term contract.

Interest income primarily consists of interest earned on U.S. government money market funds.

Interest expense consists of interest expense incurred under our Senior Notes and Credit Agreement.

Other income, net primarily consists of gain or loss on sale of assets, sublease income and transaction gain or loss related to movements in foreign currency exchange rates.

Adjusted EBITDA

The following table sets forth Adjusted EBITDA, Net Income Margin, and Adjusted EBITDA Margin for the three months ended March 30, 2018 and March 31, 2019.

	Three Months Ended
(U.S. dollars in thousands)	March 30, 2018	March 31, 2019
Adjusted EBITDA (1)	$47,730	$68,174
Net Income Margin (2)	3.9%	1.5%
Adjusted EBITDA Margin (3)	6.3%	7.5%

(1)	A reconciliation of net income attributable to Parsons Corporation to Adjusted EBITDA is set forth below (in thousands).

	Three Months Ended
	March 30, 2018	March 31, 2019
Net income attributable to Parsons Corporation	$25,287	$9,741
Interest expense, net	3,258	7,815
Income tax expense	5,353	1,886
Depreciation and amortization	9,009	30,591
Net income attributable to noncontrolling interests	3,815	3,645
Litigation-related expenses(a)	2,330	-
Amortization of deferred gain resulting from sale-leaseback transactions(b)	(1,813)	-
Transaction-related costs(c)	125	9,355
Restructuring(d)	-	2,218
HCM software implementation costs(e)	-	2,912
Other(f)	366	11
Adjusted EBITDA	$47,730	$68,174

(a)

Reflects interest expense in “(Interest and other expenses) gain associated with claim on long-term contract” in our results of operations associated with a lawsuit against a joint venture in which the Company is the managing partner. Please see “Note 14 – Commitments and Contingencies” in the Company’s Form S-1/A filed on April 29, 2019, for a description of this matter which was resolved in favor of the Company on June 13, 2018.

(b)	Reflects recognized deferred gains related to sales-leaseback transactions described in “Note 11- Sale-Leasebacks.”
(c)	Reflects costs incurred in connection with acquisitions, initial public offering, and other non-recurring transaction costs, primarily fees paid for professional services and employee retention.
(d)	Reflects costs associated with our corporate restructuring initiatives.
(e)	Reflects implementation costs incurred in connection with a new human resources and payroll application.
(f)

Includes a loss from sale of a subsidiary and other individually insignificant items that are non-recurring in nature for the quarter ended March 30, 2018 and a combination of gain/loss related to sale of fixed assets and other individually insignificant items that are non-recurring in nature for the quarter ended March 31, 2019.

Adjusted EBITDA is a supplemental measure of our operating performance used by management and our board of directors to assess our financial performance both on a segment and on a consolidated basis. We discuss Adjusted EBITDA because our management uses this measure for business planning purposes, including to manage the business against internal projected results of operations and measure the performance of the business generally. Adjusted EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

Adjusted EBITDA is not a GAAP measure of our financial performance or liquidity and should not be considered as an alternative to net income (loss) as a measure of financial performance or cash flows from operations as measures of liquidity, or any other performance measure derived in accordance with GAAP. We define Adjusted EBITDA as net income (loss) attributable to Parsons Corporation, adjusted to include net income (loss) attributable to noncontrolling interests and to exclude interest expense (net of interest income), provision for income taxes, depreciation and amortization and certain other items that we do not consider in our evaluation of ongoing operating performance. These other items include, among other things, impairment of goodwill, intangible and other assets, interest and other expenses recognized on litigation matters, amortization of deferred gain resulting from sale-leaseback transactions, expenses incurred in connection with acquisitions and other non-recurring transaction costs and expenses related to our corporate restructuring initiatives. Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not reflect tax payments, debt service requirements, capital expenditures and certain other cash costs that may recur in the future, including, among other things, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. Management compensates for these limitations by relying on our GAAP results in addition to using Adjusted EBITDA supplementally. Our measure of Adjusted EBITDA is not necessarily comparable to similarly titled captions of other companies due to different methods of calculation.

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests (in thousands):

	Three Months Ended		Variance
	March 30, 2018	March 31, 2019	Dollar	Percent
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$20,154	$38,866	$18,712	92.8%
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	23,656	25,559	1,903	8.0%
Adjusted EBITDA attributable to noncontrolling interests	3,920	3,749	(171)	-4.4%
Total Adjusted EBITDA	$47,730	$68,174	$20,444	42.8%

(2)	Net Income Margin is calculated as net income (loss) including noncontrolling interest divided by revenue in the applicable period.
(3)	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by revenue in the applicable period.

The following table sets forth our results of operations for the three months ended March 30, 2018 and March 31, 2019 as a percentage of revenue.

	Three Months Ended
	March 30, 2018	March 31, 2019
Revenues	100%	100%
Direct costs of contracts	79.9%	79.0%
Equity in earnings of unconsolidated joint ventures	1.5%	1.1%
Indirect, general and administrative expenses	16.4%	19.6%
Operating income	5.2%	2.5%
Interest income	0.1%	0.1%
Interest expense	-0.5%	-0.9%
Other income, net	0.2%	0.0%
(Interest and other expense) gain associated with claim on long-term contract	-0.3%	0.0%
Total other income (expense)	-0.6%	-0.9%
Income before income tax provision	4.6%	1.7%
Income tax provision	-0.7%	-0.2%
Net income including noncontrolling interests	3.9%	1.5%
Net income attributable to noncontrolling interests	-0.5%	-0.4%
Net income attributable to Parsons Corporation	3.4%	1.1%

Revenue

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 30, 2018	March 31, 2019	Dollar	Percent
Revenue	$754,679	$904,405	$149,726	19.8%

Revenue increased for the three months ended March 31, 2019 when compared to March 30, 2018 primarily due to an increase in revenue in our Federal Solutions segment of $131.5 million and from our Critical Infrastructure segment of $18.2 million. See “—Segment Results” below for further discussion.

Direct costs of contracts

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 30, 2018	March 31, 2019	Dollar	Percent
Direct costs of contracts	$602,972	$714,237	$111,265	18.5%

Direct cost of contracts increased for the three months ended March 31, 2019 when compared to March 30, 2018 primarily due to an increase of $93.2 million in our Federal Solutions segment and from an increase of $18.1 million in our Critical Infrastructure segment. The increase in our Federal Solutions segment was due primarily from business acquisitions which added $91.3 million. Direct cost of contracts in our Critical Infrastructure segment increased $18.1 million primarily due to an increase in business volume under existing contracts.

Equity in earnings of unconsolidated joint ventures

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 30, 2018	March 31, 2019	Dollar	Percent
Equity in earnings of unconsolidated joint ventures	$11,031	$10,397	$(634)	-5.7%

Equity in earnings of unconsolidated joint ventures decreased for the three months ended March 31, 2019 when compared to March 30, 2018 primarily due to timing of the completion of joint ventures and the starting of new joint ventures as part of ordinary course timing fluctuations in our business.

Indirect, general and administrative expenses

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 30, 2018	March 31, 2019	Dollar	Percent
Indirect, general and administrative expenses	$123,847	$177,519	$53,672	43.3%

Indirect, general and administrative expenses (“IG&A”) increased for the three months ended March 31, 2019 when compared to March 30, 2018 primarily due to our Federal Solutions segment, most of which is related to additional expenses of $18.9 million from business acquisitions, $20.4 million from the amortization of intangible assets related to our acquisitions and $9.4 million in acquisition-related expenses. In our Critical Infrastructure segment, expenses increased in-line with the increase in business volume.

Total other expense

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 30, 2018	March 31, 2019	Dollar	Percent
Interest income	$741	$477	$(264)	-35.6%
Interest expense	(3,999)	(8,292)	(4,293)	107.4%
Other income, net	1,152	41	(1,111)	-96.4%
Interest and other expense associated with claim on long-term contract	(2,330)	-	2,330	-100.0%
Total other expense	$(4,436)	$(7,774)	$(3,338)	75.2%

The increase in interest expense for the three months ended March 31, 2019 when compared to March 30, 2018 is primarily due to an increase in debt related to our business acquisitions.  The amounts in other income, net relate primarily to transaction gains and losses on foreign currency transactions and sublease income.

Interest and other expense associated with claim on long-term contract relates to a lawsuit against a joint venture in which the Company is the managing partner.  Please see “Note 15 – Commitments and Contingencies” in the Company’s Form S-1/A filed on April 29, 2019, for a description of this matter, which was resolved in favor of the Company on June 13, 2018.

Income tax expense

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 30, 2018	March 31, 2019	Dollar	Percent
Income tax expense	$5,353	$1,886	$(3,467)	-64.8%

Income tax expense decreased for the three months ended March 31, 2019 when compared to March 30, 2018 primarily due to a reduction in pre-tax earnings in the foreign jurisdictions in which we operate.

Historically, the Company recognized income taxes as an “S” Corporation for federal and state income tax purposes and, therefore, with the exception of a limited number of state and local jurisdictions, income has not been subject to income taxes. As a Subchapter “S” corporation the effective tax rates for the three months ended March 30, 2018 and March 31, 2019 were 15.54% and 12.35%, respectively.

In connection with the Company’s initial public offering on May 8, 2019, we converted to a “C” Corporation. On a pro forma basis, if the Company had been taxed as a “C” Corporation for the three months ended March 30, 2018 and March 31, 2019 the Company’s assumed combined federal, state, local and foreign effective income tax rate would have been 33.02% and 31.29%, respectively and income tax expense would have been $11.4 million and $4.8 million, respectively.

The termination for the “S” Corporation status will be treated as a change in tax status for Accounting Standards Codification 740, “Income Taxes”. These rules require that the deferred tax effects of a change in tax status to be recorded to income from continuing operations on the date the “S” Corporation status terminates. The Company is estimating that the effects of the change in tax status based upon our forecasted temporary differences for the year to be approximately $55 million to $61 million. This range is subject to revision based upon actual results.

Segment Results

We evaluate segment operating performance using segment revenue and segment Adjusted EBITDA attributable to Parsons Corporation. Adjusted EBITDA attributable to Parsons Corporation is Adjusted EBITDA excluding Adjusted EBITDA attributable to noncontrolling interests. Presented above, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, is a discussion of our definition of Adjusted EBITDA, how we use this metric, why we present this metric and the material limitations on the usefulness of this metric. See “Note 20—Segments Information” in the notes to the consolidated financial statements in this Form 10-Q for further discussion regarding our segment Adjusted EBITDA attributable to Parsons Corporation.

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests:

	Three Months Ended
(U.S. dollars in thousands)	March 30, 2018	March 31, 2019
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$20,154	$38,866
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	23,656	25,559
Adjusted EBITDA attributable to noncontrolling interests	3,920	3,749
Total Adjusted EBITDA	$47,730	$68,174

Federal Solutions

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 30, 2018	March 31, 2019	Dollar	Percent
Revenue	$291,335	$422,812	$131,477	45.1%
Adjusted EBITDA attributable to Parsons Corporation	$20,154	$38,866	$18,712	92.8%

The increase in Federal Solutions revenue was primarily due to business acquisitions which added $122.4 million.  Federal Solutions legacy revenue increased $9.1 million.

The increase in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation was primarily due to business acquisitions and improved profit margins.

Critical Infrastructure

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 30, 2018	March 31, 2019	Dollar	Percent
Revenue	$463,344	$481,593	$18,249	3.9%
Adjusted EBITDA attributable to Parsons Corporation	$23,656	$25,559	$1,903	8.0%

The increase in Critical Infrastructure revenue was primarily related to revenue growth on existing contracts.

The increase in Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation was primarily due to a reduction in IG&A.

Liquidity and Capital Resources

Historically, we have financed our operations and capital expenditures and satisfied redemptions of ESOP interests through a combination of internally generated cash from operations, our Senior Notes and from borrowings under our Revolving Credit Facility.

Generally, cash provided by operating activities has been adequate to fund our operations. Due to fluctuations in our cash flows and growth in our operations, it may be necessary from time to time in the future to borrow under our Credit Agreement to meet cash demands. Our management regularly monitors certain liquidity measures to monitor performance. We calculate our available liquidity as a sum of cash and cash equivalents from our consolidated balance sheet plus the amount available and unutilized on our Credit Agreement.

We believe we have adequate liquidity and capital resources to fund our operations, support our debt service and support our ongoing acquisition strategy for the next twelve months based on the liquidity from cash provided by our operating activities, cash and cash equivalents on hand and our borrowing capacity under our Revolving Credit Facility.

Cash Flows

Cash received from customers, either from the payment of invoices for work performed or for advances in excess of revenue recognized, is our primary source of cash. We generally do not begin work on contracts until funding is appropriated by the customers. Billing timetables and payment terms on our contracts vary based on a number of factors, including whether the contract type is cost-plus, time-and-materials, or fixed-price contracts. We generally bill and collect cash more frequently under cost-plus and time-and-materials contracts, as we are authorized to bill as the costs are incurred or work is performed. In contrast, we may be limited to bill certain fixed-price contracts only when specified milestones, including deliveries, are achieved. A number of our contracts may provide for performance-based payments, which allow us to bill and collect cash prior to completing the work.

Accounts receivable is the principal component of our working capital and is generally driven by revenue growth. Accounts receivable reflects amounts billed to our clients as of each balance sheet date and receivable amounts that are currently due but unbilled. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels. Net days sales outstanding, which we refer to as net DSO, is calculated by dividing

(i) (accounts receivable plus contract assets) less (contract liabilities plus accounts payable) by (ii) average revenue per day (calculated by dividing trailing twelve months revenue by the number of days in that period). In the last few years we have focused on collecting outstanding receivables to reduce Net DSO and working capital. Net DSO was 75 days at March 30, 2018 and 61 days at March 31, 2019. Our working capital (current assets less current liabilities) was $482.6 million at December 31, 2018 and $242.3 million at March 31, 2019.

Our cash, cash equivalents and restricted cash decreased by $150.7 million to $130.5 million at March 31, 2019 from $281.2 million at March 30, 2018.

The following table summarizes our sources and uses of cash over the periods presented (in thousands):

	Three Months Ended
	March 30, 2018	March 31, 2019
Net cash used in operating activities	$(65,433)	$(60,108)
Net cash used in investing activities	(8,181)	(301,059)
Net cash provided by financing activities	6,131	210,623
Effect of exchange rate changes	(825)	(182)
Net decrease in cash and cash equivalents	$(68,308)	$(150,726)

Operating Activities

Net cash provided by (used in) operating activities consist primarily of net income (loss) adjusted for noncash items, such as: equity in earnings (loss) of unconsolidated joint ventures, contributions of treasury stock, depreciation and amortization of property and equipment and intangible assets, provisions for doubtful accounts, amortization of deferred gains, and impairment charges. The timing between the conversion of our billed and unbilled receivables into cash from our customers and disbursements to our employees and vendors is the primary driver of changes in our working capital. Our operating cash flows are primarily affected by our ability to invoice and collect from our clients in a timely manner, our ability to manage our vendor payments and the overall profitability of our contracts.

Net cash used in operating activities decreased $5.3 million to $60.1 million for the three months ended March 31, 2019 compared to $65.4 million for the three months ended March 30, 2018. The decrease in net cash used in operating activities is primarily due to a $23.6 million improvement in cash flows from our working capital accounts and a $4.6 million increase in net income after adjusting for non-cash items. These positive changes in operating cash flows were offset, in part, by a $22.9 million change in the use of cash related to other long-term liabilities, primarily related to our insurance reserves. Net DSOs improved from 75 days to 61 days primarily driven by the increase in the Company’s revenue from business acquisitions.

Investing Activities

Net cash used in investing activities consists primarily of cash flows associated with capital expenditures and business acquisitions.

Net cash used in investing activities increased $292.9 million to $301.1 million for the three months ended March 31, 2019, when compared to $8.2 for the three months ended March 30, 2018, primarily due to the use of $287.5 million, net of cash acquired, for the acquisition of OGSystems.  The Company had no business acquisition activity during the quarter ended March 30, 2018.

Financing Activities

Net cash provided by financing activities is primarily associated with proceeds from debt, the repayment thereof, distributions to noncontrolling interests and payments to the ESOP in connection with the redemption of ESOP participants’ interests. We spent $0.4 million and $0.8 million for the three months ended March 30, 2018 and March 31, 2019 respectively, in connection with the redemption of ESOP participants’ interests. With a public market for the Company’s common stock, cash will no longer be required for ESOP redemptions following the 180-day lock-up period which ends November 4, 2019.

Net cash provided by financing activities increased $204.5 million to $210.6 million for the three months ended March 31, 2019 when compared to $6.1 million for the three months ended March 30, 2018, primarily due to an increase in borrowings under our Credit Agreement of $230.0 million, net of $60.0 million of repayments used primarily to pay for the Company’s business acquisitions. These cash flows provided by financing activities were offset, in part, by an increase of $24.8 million of distributions, net to noncontrolling interests.

Letters of Credit

We also have in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated $227.7 million as of March 31, 2019, including $48.8 million of letters of credit outstanding under the Credit Agreement.

Recent Accounting Pronouncements

See the information set forth in “Note 3—Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” in the notes to our consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2019, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate risks related to both the Revolving Credit Facility and our Term Loan Agreement. Borrowings under the Revolving Credit Facility bear interest, at our option, at either (i) the Base Rate (as defined in the Revolving Credit Facility) plus an applicable margin or (ii) LIBOR plus an applicable margin. As of December 31, 2018, we had outstanding borrowings under the Revolving Credit Facility of $180.0 million. Based on the $180.0 million outstanding under the Credit Agreement, an increase or decrease of 100 basis points in the Base Rate and/or LIBOR rates would result in an increase or decrease in annual interest expense of approximately $1.8 million. Borrowing under our Term Loan is comprised of Offshore Rate Loans and Base Rate Loans (each as defined in the Term Loan Agreement), with an initial aggregate principal amount of $150.0 million. The Offshore Rate Loans bear interest at a rate per annum of LIBOR, divided by 1.00 minus the Eurodollar Reserve Percentage, plus 1.25%. The Base Rate Loans bear interest at a rate per annum of the sum of (a) the highest of (1) the administrative agent’s reference rate; (2) the rate equal to 1.50% per annum above the Offshore Rate; and (3) the rate equal to 0.50% per annum above the latest federal funds rate, plus (b) 0.25%. Based on the $150.0 million outstanding principal balance under the Term Loan, an increase or decrease of 100 basis points in the Term Loan’s applicable interest rate would result in an increase or decrease in annual interest expense of approximately $1.5 million. The Term Loan has a maturity date of January 3, 2020 and we used the proceeds from the May 8, 2019 initial public offering to pay off the full outstanding balance under the Term Loan.

Foreign Currency Exchange Risk

We are exposed to foreign currency exchange rate risk resulting from our operations outside of the U.S. We limit exposure to foreign currency fluctuations in most of our contracts through provisions that require client payments in currencies corresponding to the currency in which costs are incurred. As a result of this natural hedge, we generally do not need to hedge foreign currency cash flows for contract work performed.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures

Our management carried out, as of March 31, 2019 , with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019 , our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

On January 1, 2019 the Company adopted ASU 2016-02, “Leases”.  In connection with the adoption, the Company implemented certain changes to our processes, systems, and controls.  There were no other changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information required by this Item 1 is included in “Note 14 – Commitments and Contingencies” included in the Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q which is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes from our Risk Factors disclosed in the Company’s Form S-1/A filed on April 29, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: June 18, 2019	By:	/s/ George L. Ball
George L. Ball
Chief Financial Officer
(Principal Financial Officer)