Form 10-Q
period 2019-06-30
PARSONS CORP
filed 2019-08-13
CIK 275880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number: 001-07782

Parsons Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-3232481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5875 Trinity Parkway #300 Centreville, Virginia	20120
(Address of principal executive offices)	(Zip Code)

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

As of August 1, 2019, the registrant had 99,434,877 shares of common stock, $1.00 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	December 31, 2018	June 30, 2019
Assets
Current assets:
Cash and cash equivalents (including $73,794 and $40,866 Cash of consolidated joint ventures)	$280,221	$202,854
Restricted cash and investments	974	8,529
Accounts receivable, net (including $180,325 and $211,091 Accounts receivable of consolidated joint ventures, net)	623,286	734,389
Contract assets (including $21,270 and $25,779 Contract assets of consolidated joint ventures)	515,319	576,280
Prepaid expenses and other current assets (including $11,837 and $13,165 Prepaid expenses and other current assets of consolidated joint ventures)	69,007	73,910
Total current assets	1,488,807	1,595,962

Property and equipment, net (including $2,561 and $2,998 Property and equipment of consolidated joint ventures, net)	91,849	100,934
Right of use assets, operating leases	-	212,386
Goodwill	736,938	922,403
Investments in and advances to unconsolidated joint ventures	63,560	73,481
Intangible assets, net	179,519	229,639
Deferred tax assets	5,680	70,152
Other noncurrent assets	46,225	50,495
Total assets	$2,612,578	$3,255,452

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable (including $87,914 and $103,938 Accounts payable of consolidated joint ventures)	$226,345	$227,672
Accrued expenses and other current liabilities (including $73,209 and $65,210 Accrued expenses and other current liabilities of consolidated joint ventures)	559,700	602,425
Contract liabilities (including $38,706 and $48,507 Contract liabilities of consolidated joint ventures)	208,576	222,167
Short-term lease liabilities, operating leases	-	51,696
Income taxes payable	11,540	5,816
Total current liabilities	1,006,161	1,109,776
Long-term employee incentives	41,913	54,825
Deferred gain resulting from sale-leaseback transactions	46,004	-
Long-term debt	429,164	249,258
Long-term lease liabilities, operating leases	-	178,589
Deferred tax liabilities	6,240	6,190
Other long-term liabilities	127,863	118,851
Total liabilities	1,657,345	1,717,489
Commitments and contingencies (Note 14)
Redeemable common stock held by Employee Stock Ownership Plan (ESOP), $1 par value; 78,172,809 and 78,138,602 shares outstanding, recorded at redemption value	1,876,309	2,880,189
Shareholders' equity (deficit):
Common stock, $1 par value; authorized 1,000,000,000 shares; 125,097,684 and 146,393,959 shares issued; 0 and 21,296,275 shares outstanding	-	21,296
Treasury stock, 46,918,140 and 46,959,082 shares at cost	(957,025)	(957,844)
Retained earnings (accumulated deficit)	12,445	(424,886)
Accumulated other comprehensive loss	(22,957)	(18,144)
Total Parsons Corporation shareholders' equity (deficit)	(967,537)	(1,379,578)
Noncontrolling interests	46,461	37,352
Total shareholders' equity (deficit)	(921,076)	(1,342,226)
Total liabilities, redeemable common stock and shareholders' equity (deficit)	$2,612,578	$3,255,452

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share information)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2018	June 30, 2019	June 29, 2018	June 30, 2019
Revenues	$900,732	$989,742	$1,655,411	$1,894,147
Direct costs of contracts	668,211	784,723	1,271,183	1,498,960
Equity in earnings of unconsolidated joint ventures	1,839	11,634	12,870	22,031
Indirect, general and administrative expenses	147,448	225,359	271,295	402,878
Operating income (loss)	86,912	(8,706)	125,803	14,340
Interest income	1,266	225	2,007	702
Interest expense	(4,536)	(6,376)	(8,535)	(14,668)
Other income (expense), net	(1,493)	1,506	(341)	1,547
Gain associated with claim on long-term contract	76,908	-	74,578	-
Total other income (expense)	72,145	(4,645)	67,709	(12,419)
Income (loss) before income tax provision	159,057	(13,351)	193,512	1,921
Income tax benefit (provision)	(9,019)	53,496	(14,372)	51,610
Net income including noncontrolling interests	150,038	40,145	179,140	53,531
Net (income) loss attributable to noncontrolling interests	(1,657)	114	(5,472)	(3,531)
Net income attributable to Parsons Corporation	$148,381	$40,259	$173,668	$50,000
Earnings per share:
Basic and diluted	$1.83	$0.44	$2.13	$0.59

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2018	June 30, 2019	June 29, 2018	June 30, 2019
Net income including noncontrolling interests	$150,038	$40,145	$179,140	$53,531
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment, net of tax	(2,598)	2,240	(5,382)	4,787
Pension adjustments, net of tax	(18)	17	(37)	26
Comprehensive income including noncontrolling interests, net of tax	147,422	42,402	173,721	58,344
Comprehensive (income) loss attributable to noncontrolling interests, net of tax	(1,657)	114	(5,472)	(3,531)
Comprehensive income attributable to Parsons Corporation, net of tax	$145,765	$42,516	$168,249	$54,813

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 29, 2018	June 30, 2019
Cash flows from operating activities:
Net income including noncontrolling interests	$179,140	$53,531
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	23,057	61,665
Amortization of deferred gain	(3,642)	-
Amortization of debt issue costs	300	629
Gain associated with claim on long-term contract	(129,674)	-
(Gain) loss on disposal of property and equipment	53	(24)
Provision for doubtful accounts	6,464	(866)
Deferred taxes	584	(64,924)
Foreign currency transaction gains and losses	1,633	(352)
Equity in earnings of unconsolidated joint ventures	(12,870)	(22,031)
Return on investments in unconsolidated joint ventures	12,726	15,023
Contributions of treasury stock	22,713	24,529
Changes in assets and liabilities, net of acquisitions and newly consolidated joint ventures:
Accounts receivable	418,169	(97,450)
Contract assets	(502,095)	(50,842)
Prepaid expenses and current assets	(26,458)	(4,967)
Accounts payable	2,470	(4,517)
Accrued expenses and other current liabilities	(12,592)	17,763
Billings in excess of costs	(151,642)	-
Contract liabilities	164,727	11,464
Provision for contract losses	(13,992)	-
Income taxes	2,978	(7,223)
Other long-term liabilities	9,508	20,097
Net cash used in operating activities	(8,443)	(48,495)
Cash flows from investing activities:
Capital expenditures	(10,565)	(25,953)
Proceeds from sale of property and equipment	112	1,873
Payments for acquisitions, net of cash acquired	(481,163)	(287,482)
Investments in unconsolidated joint ventures	(4,211)	(5,049)
Return of investments in unconsolidated joint ventures	-	4,403
Net cash used in investing activities	(495,827)	(312,208)
Cash flows from financing activities:
Proceeds from borrowings	260,000	350,000
Repayments of borrowings	-	(530,000)
Payments for debt costs and credit agreement	-	(286)
Contributions by (distributions to) noncontrolling interests, net	10,892	(12,640)
Purchase of treasury stock	(32,996)	(819)
IPO proceeds, net	-	537,331
Dividend paid	-	(52,093)
Net cash provided by financing activities	237,896	291,493
Effect of exchange rate changes	(624)	(602)
Net decrease in cash, cash equivalents, and restricted cash	(266,998)	(69,812)
Cash, cash equivalents and restricted cash
Beginning of year	446,144	281,195
End of period	$179,146	$211,383

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Three Months Ended June 30, 2019 and June 29, 2018

(In thousands)

(Unaudited)

					Retained	Accumulated
	Redeemable			Additional	Earnings	Other	Total
	Common	Common	Treasury	Paid-in	(Accumulated	Comprehensive	Parsons	Noncontrolling
	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Deficit	Interests	Total
Balance at March 31, 2019	$1,875,332	$-	$(957,838)	$-	$75,771	$(20,401)	$(902,468)	$31,828	$(870,640)
Comprehensive income
Net income (loss)	-	-	-	-	40,259	-	40,259	(114)	40,145
Foreign currency translation gain, net	-	-	-	-	-	2,240	2,240	-	2,240
Pension adjustments, net	-	-	-	-	-	17	17	-	17
Purchase of treasury stock	(6)	-	(6)	-	6	-	-	-	-
Distributions, net of contributions	-	-	-	-	-	-	-	5,638	5,638
Dividend paid	-	-	-	-	(52,093)	-	(52,093)	-	(52,093)
Conversion of S-Corp to C-Corp	25,877				(25,877)		(25,877)	-	(25,877)
IPO proceeds, net	-	21,296	-	516,034	-	-	537,330	-	537,330
Accretion of redeemable common stock	978,986	-	-	(516,034)	(462,952)	-	(978,986)	-	(978,986)
Balance at June 30, 2019	$2,880,189	$21,296	$(957,844)	$-	$(424,886)	$(18,144)	$(1,379,578)	$37,352	$(1,342,226)

Balance at March 30, 2018	$1,854,938	$-	$(876,738)	$-	$(165,116)	$(17,803)	$(1,059,657)	$37,906	$(1,021,751)
Comprehensive income
Net income	-	-	-	-	148,381	-	148,381	1,657	150,038
Foreign currency translation (loss), net	-	-	-	-	-	(2,576)	(2,576)	(22)	(2,598)
Pension adjustments, net	-	-	-	-	-	(18)	(18)	-	(18)
Purchase of treasury stock	(32,629)	-	(32,629)	-	32,629	-	-	-	-
Contributions, net of distributions	-	-	-	-	-	-	-	4,394	4,394
Balance at June 29, 2018	$1,822,309	$-	$(909,368)	$-	$15,894	$(20,397)	$(913,871)	$43,935	$(869,936)

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Six Months Ended June 30, 2019 and June 29, 2018

(In thousands)

(Unaudited)

					Retained	Accumulated
	Redeemable			Additional	Earnings	Other	Total
	Common	Common	Treasury	Paid-in	(Accumulated	Comprehensive	Parsons	Noncontrolling
	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Deficit	Interests	Total
Balance at December 31, 2018	$1,876,309	$-	$(957,025)	$-	$12,445	$(22,957)	$(967,537)	$46,461	$(921,076)
Comprehensive income
Net income	-	-	-	-	50,000	-	50,000	3,531	53,531
Foreign currency translation gain, net	-	-	-	-	-	4,787	4,787	-	4,787
Pension adjustments, net	-	-	-	-	-	26	26	-	26
ASC 842 transition adjustment	-	-	-	-	52,608	-	52,608	-	52,608
Purchase of treasury stock	(819)	-	(819)	-	819	-	-	-	-
Distributions, net of contributions	-	-	-	-	-	-	-	(12,640)	(12,640)
Dividend paid	-	-	-	-	(52,093)	-	(52,093)	-	(52,093)
Conversion of S-Corp to C-Corp	25,877	-	-	-	(25,877)	-	(25,877)	-	(25,877)
IPO proceeds, net	-	21,296	-	516,034	-	-	537,330	-	537,330
Accretion of redeemable common stock	978,822	-	-	(516,034)	(462,788)	-	(978,822)		(978,822)
Balance at June 30, 2019	$2,880,189	$21,296	$(957,844)	$-	$(424,886)	$(18,144)	$(1,379,578)	$37,352	$(1,342,226)

Balance at December 29, 2017	$1,855,305	$-	$(876,372)	$-	$(186,035)	$(15,003)	$(1,077,410)	$27,494	$(1,049,916)
Comprehensive income
Net income	-	-	-	-	173,668	-	173,668	5,472	179,140
Foreign currency translation (loss), net	-	-	-	-	-	(5,357)	(5,357)	(25)	(5,382)
Pension adjustments, net	-	-	-	-	-	(37)	(37)	-	(37)
Adoption of ASC 606	-	-	-	-	(4,735)	-	(4,735)	103	(4,632)
Purchase of treasury stock	(32,996)		(32,996)	-	32,996	-	-	-	-
Contributions, net of distributions	-	-	-	-	-	-	-	10,891	10,891
Balance at June 29, 2018	$1,822,309	$-	$(909,368)	$-	$15,894	$(20,397)	$(913,871)	$43,935	$(869,936)

The accompanying notes are an integral part of these consolidated financial statements.

Parsons Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

1.	Description of Operations

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

Initial Public Offering

On May 8, 2019, the Company consummated its initial public offering (“IPO”) whereby the Company sold 18,518,500 shares of common stock for $27.00 per share.  The underwriters exercised their share option on May 14, 2019 to purchase an additional 2,777,775 shares at the share price of $25.515 which was the IPO share price of $27.00 less the underwriting discount of $1.485 per share.  The net proceeds of the IPO and the underwriters’ share option were approximately $537.3 million, after deducting underwriting discounts and other fees, and were used to fund an IPO dividend of $52.1 million, repay the outstanding balance of $150.0 million under our Term Loan, and repay outstanding indebtedness under our Revolving Credit Facility.

Stock Dividend

On April 15, 2019, the board of directors of the Company declared a common stock dividend in a ratio of two shares of common stock for every one share of common stock presently held by the Company’s stockholder (the “Stock Dividend”). The record date of this common Stock Dividend, which the Company refers to as the Stock Dividend was May 7, 2019, the day immediately prior to the consummation of the Company’s IPO on May 8, 2019, and the payment date of the Stock Dividend was May 8, 2019. Purchasers of the Company’s common stock in the Company’s public offering were not entitled to receive any portion of the Stock Dividend.

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

Accumulated Deficit

The Company's accounting policy is to record dividends and accretion of redeemable stock as a reduction of retained earnings. In the absence of retained earnings, the Company will charge the dividends and/or accretion of redeemable stock to Additional Paid in Capital until depleted and will then charge the remainder to accumulated deficit. As a result of the change in tax status from "S" Corporation to "C" Corporation, the Company reclassified historical retained earnings for the "S" Corporation from retained earnings to Additional Paid in Capital as of the date of conversion. The accumulated deficit in the second quarter of 2019 was primarily the result of the accretion of redeemable common stock to the maximum redemption value thereby depleting Additional Paid in Capital and resulting in an Accumulated Deficit.

Fiscal Periods

In October 2018, our board of directors approved a change in our annual and quarterly fiscal period ends from the last Friday on or before the calendar year or quarterly month-end to the last day of the calendar year or quarterly month-end. Accordingly, the period end for the first and second quarters of fiscal 2018 and fiscal 2019 are March 30, 2018 and June 29, 2018, respectively, and March 31, 2019 and June 30, 2019, respectively.  The number of days in the three and six month periods ended June 29, 2018 and June 30, 2019 were 91 and 182, respectively and 91 and 181, respectively.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. The Company’s most significant estimates and judgments involve revenue recognition with respect to the determination of the costs to complete contracts and transaction price; determination of self-insurance reserves; valuation of the Company’s fair value of common stock (for periods prior to the IPO); useful lives of property and equipment and intangible assets; calculation of allowance for doubtful accounts; valuation of deferred income tax assets and uncertain tax positions, among others. Please see “Note 2 – Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements included in the Company’s Form S-1/A filed April 29, 2019, for a discussion of the significant estimates and assumptions affecting our consolidated financial statements.  Estimates of costs to complete contracts are continually evaluated as work progresses and are revised when necessary. When a change in estimate is determined to have an impact on contract profit, the Company records a positive or negative adjustment to the consolidated statement of income.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands):

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

Amortization expense of $4.3 million and $14.3 million related to these intangible assets was recorded for the three months ended June 29, 2018 and June 30, 2019, respectively, and $4.3 million and $28.0 million for the six months ended June 29, 2018 and June 30, 2019, respectively. The entire value of goodwill of $243.5 million was assigned to the Parsons Federal reporting unit and represents synergies expected to be realized from this business combination. Goodwill of $50.1 million is deductible for tax purposes.

The amount of revenue generated by Polaris Alpha and included within consolidated revenues is $29.9 million and $102.7 million for the three months ended June 29, 2018 and June 30, 2019, respectively, and $29.9 million and $196.1 million for the six months ended June 29, 2018 and June 30, 2019, respectively. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information

Supplemental information on an unaudited pro forma operating results assuming the Polaris Alpha acquisition had been consummated as of the beginning of fiscal year 2018 (December 31, 2017) (in thousands) is as follows:

	Three Months Ended	Six Months Ended
	June 29, 2018	June 29, 2018
Pro forma revenue	$968,220	$1,808,707
Pro forma net income including noncontrolling interests	$116,288	$126,819

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

OGSystems

On January 7, 2019, the Company acquired a 100% ownership interest in OGSystems. A privately owned company, for $292.4 million paid in cash. OGSystems provides geospatial intelligence, big data analytics and threat mitigation for defense and intelligence customers.  The Company borrowed $110 million under the credit agreement and $150 million on a short-term loan, as described in “Note 12 – Debt and Credit Facilities,” to partially fund the acquisition. In connection with this acquisition, the Company recognized $0.8 million and $4.9 million of acquisition-related expenses in “Indirect, general and administrative expense” in the consolidated statements of income for the three and six months ended June 30, 2019, respectively, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition. OGSystems enhances the Company’s artificial intelligence and data analytics expertise with new technologies and solutions. Customers of both companies will benefit from existing, complementary technologies and increased scale, enabling end-to-end solutions under the shared vision of rapid prototyping and agile development.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on the preliminary purchase price allocation as of the date of acquisition (in thousands):

Amount
Cash and cash equivalents	$5,772
Accounts receivable	9,904
Contract assets	9,747
Prepaid expenses and other current assets	4,307
Property and equipment	4,085
Right of use assets, operating leases	8,826
Goodwill	183,540
Intangible assets	92,300
Other noncurrent assets	10
Accounts payable	(5,450)
Accrued expenses and other current liabilities	(7,147)
Contract liabilities	(1,300)
Short-term lease liabilities, operating leases	(805)
Income tax payable	(1,469)
Deferred tax liabilities	(904)
Long-term lease liabilities, operating leases	(8,021)
Other long-term liabilities	(1,015)
Net assets acquired	$292,380

Of the total purchase price, the following values were assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships	$57,100	5
Backlog	27,700	3
Trade name	3,800	2
Non compete agreements	2,400	3
Developed technologies	$1,300	3

The Company is still in the process of finalizing its valuation of developed technology acquired.

Amortization expense of $5.9 million and $11.9 million related to these intangible assets was recorded for the three and six months ended June 30, 2019, respectively. The entire value of goodwill of $183.5 million was assigned to the Parsons Federal reporting unit and represents synergies expected to be realized from this business combination. Goodwill of $16.0 million is deductible for tax purposes.

The amount of revenue generated by OGSystems since the acquisition and included within consolidated revenues for the three and six months ended June 30, 2019 is $46.1 million and $75.1 million, respectively. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information

Supplemental information on an unaudited pro forma operating results assuming the OGSystems acquisition had been consummated as of the beginning of fiscal year 2018 (December 31, 2017) (in thousands) is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2019	June 29, 2018	June 30, 2019
Pro forma revenue	$925,561	$985,742	$1,707,779	$1,892,102
Pro forma net income including noncontrolling interests	$141,943	$40,145	$157,682	$57,603

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

Disaggregation of Revenue

The Company’s contracts contain both fixed-price and cost reimbursable components. Contract types are based on the component that represents the majority of the contract. The following table presents revenue disaggregated by contract type (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2019	June 29, 2018	June 30, 2019
Fixed-Price	$267,591	$304,647	$532,999	$562,342
Time-and-Materials	250,379	269,364	478,120	525,070
Cost-Plus	382,762	415,731	644,292	806,735
Total	$900,732	$989,742	$1,655,411	$1,894,147

See “Note 20 – Segments Information” for the Company’s revenues by business lines.

Contract Assets and Contract Liabilities

Contract assets and contract liabilities balances at December 31, 2018 and June 30, 2019 were as follows (in thousands):

	December 31, 2018	June 30, 2019	$ change	% change
Contract assets	$515,319	$576,280	$60,961	11.8%
Contract liabilities	208,576	222,167	13,591	6.5%
Net contract assets (liabilities) (1)	$306,743	$354,113	$47,370	15.4%

(1)

Total contract retentions included in net contract assets (liabilities) were $89.6 million as of December 31, 2018. Total contract retentions included in net contract assets (liabilities) were $91.8 million as of June 30, 2019, of which $46.6 million are not expected to be paid in the next 12 months. Contract assets at December 31, 2018 and June 30, 2019 include approximately $47.1 million and $56.8 million, respectively, related to unapproved change orders, claims, and requests for equitable adjustment. For the three and six months ended June 29, 2018 and June 30, 2019, there were no material losses recognized related to the collectability of claims, unapproved change orders, and requests for equitable adjustment.

During the three months ended June 29, 2018 and June 30, 2019, the Company recognized revenue of approximately $73.3 million and $27.3 million, respectively, and $99.6 million and $113.0 million during the six months ended June 29, 2018 and June 30, 2019, respectively, that was included in the corresponding contract liability balance at

December 30, 2017 and December 31, 2018, respectively. The changes in contract assets and contract liabilities were the result of normal business activity and not significantly impacted by other factors, except as follows:

	December 31, 2018	June 30, 2019
Acquired contract assets	$35,229	$9,747
Acquired contract liabilities	3,529	1,300
Reversal of provision for contract losses (1)	$133,180	$-

(1)	Reversal of provision for contract losses of $133.2 million, of which $55.1 million was recorded as an increase in revenue with the remainder recorded as other income.

There was no significant impairment of contract assets recognized during the three and six months ended June 29, 2018 and June 30, 2019.

During the three months ended June 29, 2018 and June 30, 2019, the Company recognized revenues of $0.8 million and $6.4 million, respectively and for the six months ended June 29, 2018 and June 30, 2019, $19.6 million and $10.9 million, respectively, related to unapproved change orders and claims from changes in transaction price associated with performance obligations that were satisfied or partially satisfied. These amounts represent management’s estimates of additional contract revenues that had been earned and were probable of collection. The amount ultimately realized by the Company cannot currently be determined but could be significantly higher or lower than the estimated amount.

Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations (“RUPO”) as of June 30, 2019 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had $5.4 billion in RUPO as of June 30, 2019.

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

The Company expects to satisfy its RUPO as of June 30, 2019 over the following periods (in thousands):

Period RUPO Will Be Satisfied	Within One Year	Within One to Two Years	Thereafter
Federal Solutions	$1,130,931	$537,654	$239,180
Critical Infrastructure	1,773,035	936,023	757,593
Total	$2,903,966	$1,473,677	$996,773

6.	Leases

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

The Company has operating and finance leases for corporate and project office spaces, vehicles, heavy machinery and office equipment. Our leases have remaining lease terms of one year to 11 years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases up to the seventh year. As of June 30, 2019, assets recorded under finance leases were $1.8 million and accumulated depreciation associated with finance leases was $0.3 million.

The components of lease costs for the three and six months ended June 30, 2019 are as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$17,581	$35,866
Short-term lease cost	3,492	5,496
Amortization of right-of-use assets	110	335
Interest on lease liabilities	15	31
Sublease income	(1,085)	(2,015)
Total lease cost	$20,113	$39,713

Supplemental cash flow information related to leases for the six months ended June 30, 2019 is as follows (in thousands):

Six Months Ended
June 30, 2019
Operating cash flows for operating leases	$35,012
Operating cash flows for financing activities	412
Right-of-use assets obtained in exchange for new operating lease liabilities	254,084
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,818

Supplemental balance sheet and other information related to leases as of June 30, 2019 is as follows (in thousands):

June 30, 2019
Operating Leases:
Right-of-use assets	$212,386
Lease liabilities:
Current	$51,696
Long-term	178,589
Total operating lease liabilities	$230,285
Finance Leases:
Other noncurrent assets	$1,483
Accrued expenses and other current liabilities	$574
Other long-term liabilities	$863

Weighted Average Remaining Lease Term:
Operating leases	6 years
Finance leases	3 years
Weighted Average Discount Rate:
Operating leases	4.4%
Finance leases	4.4%

As of June 30, 2019, the Company has additional operating leases, primarily for office spaces, that have not yet commenced of $23.8 million. These operating leases will commence in 2019 with lease terms of 2 years to 11 years.

A maturity analysis of the future undiscounted cash flows associated with the Company’s operating and finance lease liabilities as of June 30, 2019 is as follows (in thousands):

	Operating Leases	Finance Leases
2019	$31,293	$317
2020	53,440	574
2021	46,274	421
2022	40,126	187
2023	33,034	26
Thereafter	55,414	-
Total lease payments	259,581	1,525
Less: imputed interest	(29,296)	(88)
Total present value of lease liabilities	$230,285	$1,437

As of December 31, 2018, $276.7 million of minimum rental commitments on operating leases was payable as follows: $67.9 million in 2019, $51.0 million in 2020, $42.5 million in 2021, $35.9 million in 2022, $29.4 million in 2023, and $50.0 million thereafter. Rental expense for the three and six months ended June 30, 2018 was $19.8 million and $38.0 million, respectively.

7.	Accounts Receivable, Net

Accounts receivable, net consisted of the following as of December 31, 2018 and June 30, 2019 (in thousands):

	December 31, 2018	June 30, 2019
Billed	$538,808	$613,234
Unbilled	135,180	166,315
Total accounts receivable, gross	673,988	779,549
Allowance for doubtful accounts	(50,702)	(45,160)
Total accounts receivable, net	$623,286	$734,389

Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period-end date. Substantially all unbilled receivables as of June 30, 2019 are expected to be billed and collected within 12 months. Unbilled accounts receivable at December 31, 2018 and June 30, 2019 include approximately $47.1 million and $56.8 million, respectively, related to unapproved change orders, claims, and requests for equitable adjustment. The Company regularly evaluates these amounts and records adjustments to operating income when recoverability is deemed to have changed. For the periods ended December 31, 2018 and June 30, 2019, no material losses were recognized related to the collectability of claims, unapproved change orders, and requests for equitable adjustment.

The allowance for doubtful accounts was determined based on consideration of trends in actual and forecasted credit quality of clients, including delinquency and payment history, type of client, such as a government agency or commercial sector client, and general economic conditions and particular industry conditions that may affect a client’s ability to pay.

8.	Goodwill

The following table summarizes the changes in the carrying value of goodwill by reporting segment at December 31, 2018 and June 30, 2019 (in thousands):

	December 31, 2018	Acquisitions	Foreign Exchange	June 30, 2019
Federal Solutions	$666,841	$183,473	$-	$850,314
Critical Infrastructure	70,097	-	1,992	72,089
Total	$736,938	$183,473	$1,992	$922,403

9.	Intangible Assets

The gross amount and accumulated amortization of intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets are as follows (in thousands except for years):

	December 31, 2018			June 30, 2019			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (in years)
Backlog	$80,754	$(58,295)	$22,459	$108,455	$(72,930)	$35,525	3
Customer relationships	121,629	(38,974)	82,655	178,729	(52,651)	126,078	7
Leases	670	(561)	109	670	(571)	99	5
Developed technology	87,839	(15,174)	72,665	89,139	(26,169)	62,970	4
Trade name	3,600	(2,100)	1,500	7,400	(4,550)	2,850	1
Non compete agreements	-	-	-	2,400	(400)	2,000	2
Other intangibles	275	(145)	130	275	(158)	117	10
Total intangible assets	$294,767	$(115,249)	$179,518	$387,068	$(157,429)	$229,639

The aggregate amortization expense of intangible assets for the three months ended June 29, 2018 and June 30, 2019 was $6.1 million and 21.4 million, respectively, and for the six months ended June 30, 2018 and June 30, 2019 was $7.9 million and 42.3 million, respectively.

Estimated amortization expense in each of the next five years and beyond is as follows (in thousands):

June 30, 2019
2019 (remaining)	$40,295
2020	72,568
2021	68,411
2022	26,031
2023	15,977
Thereafter	6,357
Total	$229,639

10.	Property and Equipment, Net

Property and equipment consisted of the following at December 31, 2018 and June 30, 2019 (in thousands):

	December 31, 2018	June 30, 2019	Useful lives (years)
Buildings and leasehold improvements	$54,348	$64,444	1-15
Furniture and equipment	81,705	87,358	3-10
Computer systems and equipment	148,255	160,680	3-10
Construction equipment	12,074	11,785	5-7
Accumulated depreciation	(204,533)	(223,333)
Property and equipment, net	$91,849	$100,934

Depreciation expense for the three months ended June 29, 2018 and June 30, 2019 was $7.9 million and $9.7 million, respectively, and 15.1 million and 19.4 million, respectively, for the six months ended June 29, 2018 and June 30, 2019.

11.	Sale-Leasebacks

During fiscal 2011, the Company consummated two sale-leaseback transactions associated with the sale of two office buildings from which the Company recognized a total gain in the consolidated statements of income (loss) of approximately $106.7 million and a total deferred gain of approximately $107.8 million. The current and long-term portion of the deferred gain had been recorded in “Accrued expenses and other current liabilities” and “Deferred gain resulting from sale-leaseback transactions” on the consolidated balance sheet at December 31, 2018, respectively, and was being recognized ratably over the minimum lease terms to which they relate, as an offset to rental expense in “Indirect, general and administrative expenses” in the consolidated statements of income. Amortization of the deferred gain was $1.8 million and $0 for the three months ended June 29, 2018 and June 30, 2019, respectively, and $3.6 million and $0 for the six months ended June 29, 2018 and June 30, 2019, respectively. The deferred gain balance of $53.3 million as of December 31, 2018 was recognized as an adjustment to beginning retained earnings net of a deferred tax asset adjustment of $0.7 million during January 2019 in connection with the adoption of the new leasing standard. See “Note 6 – Leases”.

12.	Debt and Credit Facilities

Debt consisted of the following (in thousands):

Long-Term:	December 31, 2018	June 30, 2019
Revolving credit facility	$180,000	$-
Senior notes	250,000	250,000
Debt issuance costs	(836)	(742)
Total long-term	$429,164	$249,258

In November 2017, the Company entered into an amended and restated Credit Agreement. The Company incurred approximately $2.0 million of costs in connection with this amendment. Under the agreement, the Company’s revolving credit facility was increased from $500 million to $550 million and the term of the agreement was extended through November 2022. The borrowings under the Credit Agreement bear interest, at the Company’s option, at either the Base Rate (as defined in the Credit Agreement), plus an applicable margin, or LIBOR plus an applicable margin. The applicable margin for Base Rate loans is a range of 0.125% to 1.00% and the applicable margin for LIBOR loans is a range of 1.125% to 2.00%, both based on the leverage ratio of the Company at the end of each fiscal quarter. The rates at December 31, 2018 and June 30, 2019 were 4.253% and 3.974%, respectively. Borrowings under this Credit Agreement are guaranteed by certain of the Company’s operating subsidiaries. Letters of credit commitments outstanding under this agreement aggregated to approximately $49.8 million and $46.5 million at December 31, 2018 and June 30, 2019, respectively, which reduced borrowing limits available to the Company. Interest expense related to the credit agreement was $1.6 million and $5.0 million for the three and six months ended June 30, 2019, respectively, and for the three and six months ended June 29, 2018 was $0.7 million and $0.7 million, respectively.

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

The Company incurred approximately $1.1 million of debt issuance costs in connection with the private placement. On August 10, 2018, the Company finalized an amended and restated intercreditor agreement related to this private placement to more closely align certain covenants and definitions with the terms under the 2017 amended and restated Credit Agreement and incurred approximately $0.5 million of additional issuance costs. These costs are presented as a direct deduction from the debt on the face of the consolidated balance sheets.  Interest expense related to the Senior Notes for both the three and six months ended June 29, 2018 and June 30, 2019 was approximately $3.1 million and $6.2 million, respectively. The amortization of debt issuance costs and interest expense are recorded in “Interest expense” on the consolidated statements of income. The Company made interest payments related to the Senior Notes for both the three and six months ended June 29, 2018 and June 30, 2019 of approximately $0 million and $6.2 million, respectively.  Interest payable of approximately $5.7 million is recorded in “Accrued expenses and other current liabilities” on the consolidated balance sheets at December 31, 2018 and June 30, 2019, related to the Senior Notes.

The Credit Agreement and private placement includes various covenants, including restrictions on indebtedness, liens, acquisitions, investments or dispositions, payment of dividends and maintenance of certain financial ratios and conditions. The Company was in compliance with these covenants at December 31, 2018 and June 30, 2019.

The Company also has in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated approximately $223.0 million and $234.0 million at December 31, 2018 and June 30, 2019, respectively.

Using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, and risk profile, the Company has determined that the fair value (level 2) of its debt approximates the carrying value. See “Note 18 – Fair Value of Financial Instruments” for the definition of level 2 of the fair value hierarchy.

In January 2019, the Company borrowed $150.0 million under our Term Loan Agreement to partially finance the OGSystems Acquisition.  On May 10, 2019, the Company used proceeds from its May 8, 2019 IPO to repay the $150.0 million outstanding balance under the Term Loan and this loan is now closed. Interest expense related to the term loan was $1.0 million and $2.3 million for the three and six months ended June 30, 2019, respectively.

Amortization of debt issuance costs for all the Company’s debt and credit facilities for the three months ended June 29, 2018 and June 30, 2019 was approximately $0.1 million and $0.2 million, respectively and $0.3 million and $0.6 million for the six months ended June 29, 2018 and June 30, 2019, respectively.

13.	Income Taxes

Historically, the Company had elected to be taxed under the provisions of Subchapter “S” of the Internal Revenue Code for federal tax purposes. As a result, income had not been subject to U.S. federal income taxes or state income taxes in those states where the “S” Corporation status is recognized. Previously, no provision or liability for federal or state income tax had been provided in the consolidated financial statements except for those states where the “S” Corporation status was not recognized, or where states imposed a tax on “S” Corporations. The provision for income tax in the historical periods prior to the IPO consists of these taxes and certain foreign taxes where the Company is subject to tax.

In connection with the Company’s IPO on May 8, 2019, the “S” Corporation status was terminated, and the Company is now treated as a “C” Corporation under the Code. The termination of the “S” Corporation election has had a material impact on the Company’s results of operations, financial condition, and cash flows as reflected in the June 30, 2019 consolidated financial statements. The effective income tax rate has increased and net income has decreased as compared to the Company’s “S” Corporation tax years, since the Company is now subject to both U.S. federal and state corporate income taxes on its earnings.

For corporate income tax purposes, the Company will apportion its 2019 taxable income ratably between the “S” Corporation and “C” Corporation periods, as allowed by law.  This allocation of income will effectively result in a blended income tax rate for the 2019 year, as only the C corporation earnings will be subject to both U.S. federal and state corporate income tax while the “S” Corporation earnings will be subject to tax in those states that tax “S” Corporations or do not recognize “S” Corporation status. The Company has estimated our 2019 effective tax benefit rate to be (31.16)%.  The most significant item contributing to the difference between the effective rate and the statutory U.S. Federal income tax rate of 21.0% for the quarter ended June 30, 2019 is the tax impact of revaluing deferred tax assets and liabilities, resulting from the conversion from an “S” to a “C” Corporation.

  The termination for the “S” Corporation status has been treated as a change in tax status under Accounting Standards Codification 740, “Income Taxes”. These rules require that the deferred tax effects of a change in tax status be recorded to income from continuing operations on the date the “S” Corporation status terminates. The Company has calculated the estimated effect of the change in tax status to be a tax benefit of $56 million, relating to the recognition of net deferred tax assets for temporary differences in existence on the date of conversion to a “C” Corporation. This amount is subject to revision based upon actual results.  The tax effect of this change has been recorded as a discrete tax benefit in the three months ended June 30, 2019.

The US government enacted comprehensive tax legislation on December 22, 2017, which is commonly referred to as the Tax Cuts and Jobs Act ("TCJA"). The TCJA significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The TCJA also repealed the deduction for domestic production activities, limited the deductibility of certain executive compensation, and implemented a modified territorial tax system with the introduction of the Global Intangible Low-Taxed Income (“GILTI”) tax rules. The

TCJA also imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries. As a Subchapter “S” corporation the TCJA had a limited effect on the Company’s 2018 effective tax rate. The Company calculated that as a “C” corporation in 2019, the provisions of TCJA, except for the statutory rate, will not have a material impact on the income tax provision.  Under GAAP, the Company is allowed to make an accounting policy election of either: (i) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost” method); or (ii) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred” method).  For taxable income inclusions due to the GILTI tax rules, the Company has elected the period cost method and has included the impact in the estimated annual effective tax rate as of June 30, 2019.

As of June 30, 2019, the Company’s deferred tax assets included a valuation allowance of $13.5 million primarily related to foreign net operating loss carryforwards, foreign tax credit carryforwards, and capital losses that the Company determined are not more likely than not to be realized. The factors used to assess the likelihood of realization were the past performance of the related entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.

As of December 31, 2018 and June 30, 2019, the liability for income taxes associated with uncertain tax positions was $9.9 million and $11.3 million, respectively.  Management believes it is unlikely that the liability for unrecognized tax benefits related to existing matters would increase or decrease within the next 12 months by a material amount.  The Company is routinely subject to tax audit in several jurisdictions.  Although adjustments could result from these audits, the Company is not aware of any issue that would materially change the liability for uncertain tax positions.

14.	Commitments and Contingencies

The Company is subject to certain lawsuits, claims and assessments that arise in the ordinary course of business. Additionally, the Company has been named as a defendant in lawsuits alleging personal injuries as a result of contact with asbestos products at various project sites. Management believes that any significant costs relating to these claims will be reimbursed by applicable insurance and, although there can be no assurance that these matters will be resolved favorably, management believes that the ultimate resolution of any of these claims will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows. A liability is recorded when it is both probable that a loss has been incurred and the amount of loss or range of loss can be reasonably estimated.  When using a range of loss estimate, the Company records the liability using the low end of the range. The Company records a corresponding receivable for costs covered under its insurance policies.  Management judgment is required to determine the outcome and the estimated amount of a loss related to such matters. Management believes that there are no claims or assessments outstanding which would materially affect the consolidated results of operations or the Company’s financial position.

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

The Company’s principal retirement benefit plan is the Parsons Employee Stock Ownership Plan (“ESOP”), a stock bonus plan, established in 1975 to cover eligible employees of the Company and certain affiliated companies. Contributions of treasury stock to the ESOP are made annually in amounts determined by the Company’s board of directors and are held in trust for the sole benefit of the participants. Shares allocated to a participant’s account are fully vested after six years of credited service, or in the event(s) of reaching age 65, death or disability while an active employee of the Company. All of the Company’s common stock was acquired by the ESOP in conjunction with a reorganization in 1984, which was financed by the Company.

Upon retirement, death, termination due to permanent disability, a severe financial hardship, conflict of interest or the exercise of diversification rights, participants’ interests in their ESOP accounts are redeemable at the current price per share of the stock.

There is a lock-up agreement in place through November 8, 2019 affecting the ability of the ESOP Trustee to trade shares of the Company’s stock.  During the lock-up period, the Trustee will redeem eligible participants’ interests in their ESOP accounts for cash, funded by the May 10, 2019 IPO Dividend described below.  If that cash is exhausted before the end of the lock-up period, participants will put their shares to the Company which will redeem them for cash.  Upon the expiration of the lock-up period, all shares held by the ESOP will be redeemable by participants in shares of the Company’s stock once vesting and eligibility requirements have been met. The Company presents all shares held by the ESOP as temporary equity on the consolidated balance sheets at their redemption value.  The Company elected the policy to adjust the temporary equity balance to the maximum redemption amount at each balance sheet date for units that are not currently redeemable.  Accordingly, at each balance sheet date, the Company will adjust the temporary equity balance to its maximum redemption amount with a corresponding offset to retained earnings.

Total ESOP contribution expense was approximately $11.5 million and $12.3 million for the three months ended June 28, 2018 and June 30, 2019, respectively, and approximately $22.7 million and $24.5 million for the six months ended June 28, 2018 and June 30, 2019, respectively. The expense is recorded in “Direct costs of contracts” and “Indirect, general and administrative expense” in the consolidated statements of income. The fiscal 2019 ESOP contribution has not yet been made.  The amount is currently included in accrued liabilities.

At December 31, 2018 and June 30, 2019, 78,172,809 shares and 78,138,602 shares of the Company’s stock were held by the ESOP which the Company recorded at their aggregate redemption value of $1.9 billion and $2.9 billion, respectively. On April 3, 2019, the board of directors of the Company declared a cash dividend to the Company’s sole existing shareholder at that time, the ESOP, in the amount of $2.00 per share, or $52.1 million in the aggregate (the “IPO Dividend”). The IPO Dividend was paid on May 10, 2019. On April 15, 2019, the board of directors of the Company declared a common stock dividend in a ratio of two shares of common stock for every one share of common stock then held by the Company’s shareholder (the “Stock Dividend”). The record date of the Stock Dividend was May 7, 2019, the day immediately prior to the consummation of the Company’s IPO on May 8, 2019, and the payment date of the Stock Dividend was May 8, 2019. Purchasers of the Company’s common stock in the Company’s public offering were not entitled to receive any portion of the Stock Dividend. During the year ended December 31, 2018, the Company did not declare any dividends.  Please see the Company’s Form S-1/A, filed April 29, 2019, for a further discussion of the Company’s ESOP.

As part of an acquisition in 2014, the Company acquired a defined contribution pension plan, a defined benefit pension plan, and supplemental retirement plan. For the defined contribution pension plan, the Company contributes a base amount plus an additional amount based upon a predetermined formula. At December 31, 2018 and June 30, 2019, the defined benefit pension plan was in a net asset position of $1.7 million and $1.7 million, respectively, which is recorded in “Other noncurrent assets” on the consolidated balance sheets.

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

Letters of credit outstanding described in “Note 12 – Debt and Credit Facilities” that relate to project ventures are approximately $76.8 million and $79.1 million at December 31, 2018 and June 30, 2019, respectively.

In the table below, aggregated financial information relating to the Company’s joint ventures is provided because their nature, risk and reward characteristics are similar. None of the Company’s current joint ventures that meet the characteristics of a VIE are individually significant to the consolidated financial statements.

Consolidated Joint Ventures

The following represents financial information for consolidated joint ventures included in the consolidated financial statements (in thousands):

	December 31, 2018	June 30, 2019
Current assets	$287,227	$290,901
Noncurrent assets	2,689	2,578
Total assets	289,916	293,479
Current liabilities	199,833	217,799
Total liabilities	199,833	217,799
Total joint venture equity	$90,083	$75,680

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2019	June 29, 2018	June 30, 2019
Revenue	$174,947	$109,004	$287,068	$224,108
Costs	39,512	106,781	145,678	213,987
Net income	$135,435	$2,223	$141,390	$10,121
Net income (loss) attributable to noncontrolling interests	$1,657	$(114)	$5,472	$3,531

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

The following represents the financial information of the Company’s unconsolidated joint ventures as presented in their unaudited financial statements (in thousands):

	December 31, 2018	June 30, 2019
Current assets	$707,457	$712,935
Noncurrent assets	876,385	919,323
Total assets	1,583,842	1,632,258
Current liabilities	560,306	514,664
Noncurrent liabilities	813,269	898,666
Total liabilities	1,373,575	1,413,330
Total joint venture equity	210,267	218,928
Investments in and advances to unconsolidated joint ventures	$63,560	$73,481

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2019	June 29, 2018	June 30, 2019
Revenue	$471,234	$521,218	$752,312	$750,684
Costs	470,478	497,227	724,142	714,007
Net income	$756	$23,991	$28,170	$36,677
Equity in earnings of unconsolidated joint ventures	$1,839	$11,634	$12,870	$22,031

The Company received net distributions from (made contributions to) its unconsolidated joint ventures for the three and six months ended June 29, 2018 and June 30, 2019 of $3.8 million and $6.3 million and $8.5 million and $14.4 million, respectively.

17.	Related Party Transactions

The Company often provides services to unconsolidated joint ventures and revenues include amounts related to recovering overhead costs for these services. Revenues related to services the Company provided to unconsolidated joint ventures for the three months ended June 29, 2018 and June 30, 2019, were $41.9 million and $50.7 million, respectively and for the six months ended June 29, 2018 and June 30, 2019, were $75.6 million and $84.3 million, respectively. For the three months ended June 29, 2018 and June 30, 2019, the Company incurred approximately $31.1 million and $39.0 million, respectively and for the six months ended June 29, 2019 and June 30, 2019, $57.0 million and $66.2 million, respectively of reimbursable costs. Amounts included in the consolidated balance sheets related to services the Company provided to unconsolidated joint ventures is as follows (in thousands):

	December 31, 2018	June 30, 2019
Accounts receivable	$38,742	$33,930
Contract assets	2,648	5,201
Contract liabilities	$10,861	$3,857

18.	Fair Value of Financial Instruments

The authoritative guidance on fair value measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). At December 31, 2018 and June 30, 2019, the Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable, and other liabilities. The fair values of these financial instruments approximate their carrying values due to their short-term maturities.

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

Fair value as of December 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Mutual funds	$2,539	$-	$-	$2,539
Fixed income	-	10,168	-	10,168
Cash and cash equivalents	361	-	-	361
	$2,900	$10,168	$-	$13,068

Fair value as of June 30, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Mutual funds	$2,876	$-	$-	$2,876
Fixed income	-	10,887	-	10,887
Cash and cash equivalents	282	-	-	282
	$3,158	$10,887	$-	$14,045

As described in “Note 15 – Retirement and Other Benefit Plans,” the Company acquired a defined contribution pension plan, a defined benefit pension plan, and supplemental retirement plans. At December 31, 2018 and June 30, 2019, the Company measured the mutual funds held within the defined benefit pension plan at fair value using unadjusted quoted prices in active markets that are accessible for identical assets. The Company measured the fixed income securities using market bid and ask prices. The inputs that are significant to valuation of fixed income securities are generally observable and therefore have been classified as Level 2.

The following table sets forth redeemable common stock associated with the ESOP in as described in “Note 14 – Retirement and Other Benefit Plans” that is accounted for at fair value by Level within the fair value hierarchy.

Fair value as of December 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Redeemable common stock	$-	$-	$1,876,309	$1,876,309

Fair value as of June 30, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Redeemable common stock	$2,880,189	$-	$-	$2,880,189

As described in “Note 15 – Retirement and Other Benefit Plans,” the Company is obligated to redeem eligible participants’ interests in their ESOP accounts for cash upon an employee’s election. All shares held by the ESOP are eventually redeemable in the future for cash at the option of the holder once vesting and eligibility requirements have been met. The Company presents all shares held by the ESOP as temporary equity on the consolidated balance sheets at their redemption value. At December 31, 2018 and June 30, 2019, approximately 78,172,809 shares and 78,138,603 shares, respectively, of the Company’s stock were held by the ESOP which the Company recorded at their aggregate redemption values of $1.9 billion and $2.9 billion, respectively. The December 31, 2018 redemption values is based on a share price established by the ESOP trustee, taking into account, among other things, the advice of a third-party valuation consultant for the ESOP trustee as well as the ESOP trustee’s knowledge of the Company. The share price valuation was determined using a combination of income and market-based methods that utilized unobservable Level 3 inputs, including significant assumptions such as forecasted revenue and operating margins, working capital requirements, and weighted average cost of capital. The June 30, 2019 redemption value is based on the Company’s closing share price in an active market and therefore has been classified as Level 1.

The following tables present a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) (in thousands):

Balance at December 31, 2018	$1,876,309
Transfer to Level 1	(1,876,309)
Balance at June 30, 2019	$-

19.	Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding during the period and income available to shareholders.

Diluted earnings per share (“EPS”) is computed similar to basic EPS, except the weighted average number of shares outstanding is increased to include the dilutive effects of outstanding stock options and other stock-based awards. There were no dilutive securities outstanding for the three and six months ended June 29, 2018 and June 30, 2019.

The weighted average number of shares used to compute basic and diluted EPS were:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2019	June 29, 2018	June 30, 2019
Basic weighted average number of shares outstanding	81,074,264	92,336,119	81,460,285	85,248,801
Dilutive common share equivalents	-	-	-	-
Diluted weighted average number of shares outstanding	81,074,264	92,336,119	81,460,285	85,248,801

20.	Segments Information

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

The following table summarizes business segment revenue for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2019	June 29, 2018	June 30, 2019
Federal Solutions revenue	$341,065	$478,497	$632,400	$901,309
Critical Infrastructure revenue	559,667	511,245	1,023,011	992,838
Total revenue	$900,732	$989,742	$1,655,411	$1,894,147

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

	Three Months Ended		Six Months Ended
Adjusted EBITDA attributable to Parsons Corporation	June 29, 2018	June 30, 2019	June 29, 2018	June 30, 2019
Federal Solutions	$33,948	$35,700	$55,496	$76,299
Critical Infrastructure	16,928	40,525	42,290	68,201
Adjusted EBITDA attributable to Parsons Corporation	50,876	76,225	97,786	144,500
Adjusted EBITDA attributable to noncontrolling interests	1,759	(20)	5,679	3,729
Depreciation and amortization	(14,048)	(31,074)	(23,057)	(61,665)
Interest expense, net	(3,270)	(6,151)	(6,528)	(13,966)
Income tax (expense) benefit	(9,019)	53,496	(14,372)	51,610
Litigation-related gains(a)	132,004	-	129,674	-
Amortization of deferred gain resulting from sale-leaseback transactions(b)	1,829	-	3,642	-
Equity based compensation(c)	(5,049)	(43,311)	(8,149)	(47,161)
Transaction-related costs(d)	(4,930)	(7,715)	(5,055)	(17,070)
Restructuring(e)	-	(353)	-	(2,571)
HCM software implementation costs(f)	(337)	(586)	(337)	(3,498)
Other(g)	223	(366)	(143)	(377)
Net income including noncontrolling interests	150,038	40,145	179,140	53,531
Net income attributable to noncontrolling interests	1,657	(114)	5,472	3,531
Net income attributable to Parsons Corporation	$148,381	$40,259	$173,668	$50,000

(a)

Reversal of an accrued liability, with $55.1 million recorded to revenue and $74.6 million recorded to other income (“gain associated with claim on long-term contract”) in results of operations, associated with a lawsuit against a joint venture in which the Company is the managing partner.  Please see “Note 14 – Commitments and Contingencies” in the Company’s Form S-1/A filed on April 29, 2019, for a description of this matter, which was resolved in favor of the Company on June 13, 2018.

(b)	Reflects recognized deferred gains related to sales-leaseback transactions described in “Note 11 – Sale-Leasebacks.”
(c)

Reflects equity compensation costs related to cash-settled awards.  Please see a further discussion of these awards in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the quarter ended June 30, 2019.

(d)	Reflects costs incurred in connection with acquisitions, the IPO, and other non-recurring transaction costs, primarily fees paid for professional services and employee retention.
(e)	Reflects costs associated with corporate restructuring initiatives.
(f)	Reflects implementation costs incurred in connection with a new human resources and payroll application.
(g)	Includes a combination of gain/loss related to sale of fixed assets and other individually insignificant items that are non-recurring in nature.

Asset information by segment is not a key measure of performance used by the CODM.

The following tables presents revenues and property and equipment, net by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2019	June 29, 2018	June 30, 2019
Revenue
North America	$738,935	$819,255	$1,326,242	$1,550,285
Middle East	158,294	167,624	320,700	335,576
Rest of World	3,503	2,863	8,469	8,286
Total Revenue	$900,732	$989,742	$1,655,411	$1,894,147

The geographic location of revenue is determined by the location of the customer.  The prior reporting of revenue by geographic location has been conformed to the current presentation.

	December 31, 2018	June 30, 2019
Property and Equipment, Net
North America	$86,847	$95,279
Middle East	5,002	5,655
Total Property and Equipment, Net	$91,849	$100,934

North America includes revenue in the United States for the three months ended June 29, 2018 and June 30, 2019 of $671.5 million and $744.3 million, respectively, and for the six months ended June 29, 2018 and June 30, 2019 $1.2 billion and $1.4 billion, respectively. North America property and equipment, net includes $79.9 million and $90.4 million of property and equipment, net in the United States at December 31, 2018 and June 30, 2019, respectively.

The following table presents revenues by business lines (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2019	June 29, 2018	June 30, 2019
Revenue
Cyber & Intelligence	$64,576	$81,171	$108,943	$157,281
Defense	90,519	146,453	164,059	281,443
Mission Solutions	83,973	81,888	158,122	149,978
Engineered Systems	101,997	122,887	201,276	237,553
Geospatial	-	46,098	-	75,054
Federal Solutions revenues	341,065	478,497	632,400	901,309
Connect Communities	165,002	150,622	325,915	307,498
Mobility Solutions	338,594	281,466	594,273	550,580
Industrial	56,071	79,157	102,823	134,760
Critical Infrastructure revenues	559,667	511,245	1,023,011	992,838
Total Revenue	$900,732	$989,742	$1,655,411	$1,894,147

Revenue for the three and six months ended June 29, 2018 included $55.1 million related to the settlement of a claim that was resolved in favor of the Company in the Mobility Solutions business line of our Critical Infrastructure segment.  Please see “Note 15 – Commitments and Contingencies” in the Company’s Form S-1/A filed on April 29, 2019, for a description of this matter.  Excluding the claim settlement, revenue for the three and six months ended June 29, 2018 for the Critical Infrastructure segment was $504.6 million and $967.9 million, respectively and for the Mobility Solutions revenue business line revenue was $283.5 million and $539.2 million, respectively.

21.	Subsequent Events

On July 31, 2019 the Company closed on its acquisition of QRC Technologies (“QRC”).  QRC provides design and development of open-architecture radio-frequency products.  The purchase price is estimated to be $217.7 million and the Company anticipates using $140.0 million of debt under our revolving credit facility and $77.7 million in cash to fund the transaction.

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

Key Metrics

We manage and assess the performance of our business by evaluating a variety of metrics. The following table sets forth selected key metrics (in thousands, except Book-to-Bill):

	June 29, 2018	June 30, 2019
Awards (year to date)	$1,995,167	$2,199,210
Backlog (1)	$7,752,666	$8,500,954
Book-to-Bill (year to date)	1.2	1.2

(1)

Difference between our backlog of $8.5 billion and our remaining unsatisfied performance obligations, or RUPO, of $5.4 billion, each as of June 30, 2019, is due to (i) unissued delivery orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

Awards

Awards generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Contract awards include both new and re-compete contracts and task orders. Given that new contract awards generate growth, we closely track our new awards each year.

The following table summarizes the year to date value of new awards for the periods presented below (in thousands):

	Three months ended		Six months ended
	June 29, 2018	June 30, 2019	June 29, 2018	June 30, 2019
Federal Solutions	$841,517	$422,829	$952,958	$1,231,369
Critical Infrastructure	545,336	555,313	1,042,209	967,841
Total Awards	$1,386,853	$978,142	$1,995,167	$2,199,210

The change in new awards from year to year in our Federal Solutions segment is primarily due to a significant award under an existing contract in our legacy business and from business acquisitions.  The Federal Solutions segment had significant awards in the second quarter of fiscal 2018.  The change in new awards from year to year in our Critical Infrastructure segment is primarily related to a significant award that occurred in the second quarter of 2018. The volume of contract awards can fluctuate in any given period due to win rate and the timing and size of the awards issued by our customers.

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

The following table summarizes the value of our backlog at the respective dates presented below: (in thousands):

	June 29, 2018	June 30, 2019
Federal Solutions:
Funded (1)	$1,000,759	$1,003,167
Unfunded	3,609,793	4,031,137
Total Federal Solutions	4,610,552	5,034,304
Critical Infrastructure:
Funded	3,142,114	3,466,650
Unfunded
Total Critical Infrastructure	3,142,114	3,466,650
Total Backlog (2)	$7,752,666	$8,500,954

(1)

As presented in the first quarter 2019, funded backlog for the Federal Solutions segment was overstated by $653 million with a corresponding understatement in unfunded backlog.  There was no impact on total Federal Solutions backlog or total backlog for Parsons Corporation.

(2)

Difference between our backlog of $8.5 billion and our RUPO of $5.4 billion, each as of June 30, 2019, is due to (i) unissued delivery orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

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

We expect to recognize $2.3 billion of our funded backlog at June 30, 2019 as revenues in the following twelve months. However, our U.S. federal government customers may cancel their contracts with us at any time through a termination for convenience or may elect to not exercise option periods under such contracts. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed. See “Risk Factors—Risks Relating to Our Business—We may not realize the full value of our backlog, which may result in lower than expected revenue” in the Company’s Form S-1/A filed on April 29, 2019.

The changes in backlog in our Federal Solutions segment is primarily from business acquisition which contributed $0.3 billion.  The change in backlog in our Critical Infrastructure segment was primarily due to ordinary course fluctuations in our business. Our backlog will fluctuate in any given period based on the volume of awards issued in comparison to the revenue generated from our existing contracts.

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

	Three months ended		Six months ended
	June 29, 2018	June 30, 2019	June 29, 2018	June 30, 2019
Federal Solutions	2.5	0.9	1.5	1.4
Critical Infrastructure	1.0	1.1	1.0	1.0
Overall	1.5	1.0	1.2	1.2

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

Acquired Operations

Polaris Alpha

On May 31, 2018, we acquired Polaris Alpha for $489.1 million. Polaris Alpha is an advanced, technology-focused provider of innovative mission solutions for national security, intelligence and other U.S. federal customers. The acquisition was funded by cash on-hand and borrowings under our Revolving Credit Facility. The financial results of Polaris Alpha have been included in our consolidated results of operations from May 31, 2018 onward.

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

Taxes

Historically, the Company had elected to be taxed under the provisions of Subchapter “S” of the Internal Revenue Code for federal tax purposes. As a result, the Company’s income had not been subject to U.S. federal income taxes or state income taxes in those states where the “S” Corporation status was recognized. No provision or liability for federal or state income tax had been provided in the Company’s consolidated financial statements except for those states where the “S” Corporation status was not recognized and for the 1.5% California franchise tax to which the Company was also subject as a California “S” Corporation. The provision for income tax in the historical periods prior to the initial public offering (“IPO”) consists of these taxes.

In connection with the IPO on May 8, 2019, the Company’s “S” Corporation status terminated and the Company will be treated as a “C” Corporation under Subchapter C of the Internal Revenue Code. The revocation of the Company’s “S” Corporation election had a material impact on the Company’s results of operations, financial condition and cash flows. Going forward the effective income tax rate will increase and net income will decrease since the Company will be subject to both U.S. federal and state taxes on our earnings.

Results of Operations

In October 2018, our board of directors approved a change in our annual and quarterly fiscal period ends from the last Friday on or before the calendar year or quarterly month-end to the last day of the calendar year or quarterly month-end. Accordingly, the period end for the first and second quarters of fiscal 2018 and fiscal 2019 are March 30, 2018 and June 29, 2018, respectively, and March 31, 2019 and June 30, 2019, respectively.  The number of days in the three and six month periods ended June 29, 2018 and June 30, 2019 were 91 and 182, respectively, and 91 and 181, respectively.

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

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and “Note 2—Summary of Significant Accounting Polices” in the notes to our consolidated financial statements included in the Company’s Form S-1/A filed on April 29, 2019 for a further description of our policies on revenue recognition.

The table below presents the percentage of total revenue for each type of contract.

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2019	June 29, 2018	June 30, 2019
Fixed-price	29.7%	30.8%	32.2%	29.7%
Time-and-materials	27.8%	27.2%	28.9%	27.7%
Cost-plus	42.5%	42.0%	38.9%	42.6%

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

Joint Ventures

We conduct a portion of our business through joint ventures or similar partnership arrangements. For the joint ventures we control, we consolidate all the revenues and expenses in the Company’s consolidated statements of income (including revenues and expenses attributable to noncontrolling interests). For the joint ventures we do not control, we recognize equity in earnings (loss) of unconsolidated joint ventures. Our revenues included amounts related to services we provided to our unconsolidated joint ventures for three months ended June 29, 2018 and June 30, 2019, of $41.9 million and $50.7 million, respectively, and for the six months ended June 29, 2018 and June 30, 2019, $75.6 million and $84.3 million, respectively.

Operating costs and expenses

Operating costs and expenses primarily include direct costs of contracts and indirect, general and administrative expenses. Costs associated with compensation-related expenses for our people and facilities, which includes ESOP contribution expenses, are the most significant component of our operating expenses. Total ESOP contribution expense for the three months ended June 29, 2018 and June 30, 2019 was $11.5 million and $12.3 million, respectively, and for the six months ended June 29, 2018 and June 30, 2019 was $22.7 million and $24.5 million, respectively, and is recorded in “Direct cost of contracts” and “Indirect, general and administrative expenses.” We expect operating expenses to increase due to our anticipated growth and the incremental costs associated with being a public company. In particular, under our existing compensation plans, we will adjust our compensation expense on a quarterly basis for any change in our share price from the end of the prior quarter. However, on a forward-looking basis, we generally expect these costs to decline as a percentage of our total revenue as we realize the benefits of scale.

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

Other income and expenses

Other income and expenses primarily consist of interest income, interest expense, other income, net and interest and other expense associated with claims on long-term contracts.

Interest income primarily consists of interest earned on U.S. government money market funds.

Interest expense consists of interest expense incurred under our Senior Notes and Credit Agreement.

Other income, net primarily consists of gain or loss on sale of assets, sublease income and transaction gain or loss related to movements in foreign currency exchange rates.

Adjusted EBITDA

The following table sets forth Adjusted EBITDA, Net Income Margin, and Adjusted EBITDA Margin for the three and six months ended June 29, 2018 and June 30, 2019.

	Three Months Ended		Six Months Ended
(U.S. dollars in thousands)	June 29, 2018	June 30, 2019	June 29, 2018	June 30, 2019
Adjusted EBITDA (1)	$52,635	$76,205	$103,465	$148,229
Net Income Margin (2)	16.7%	4.1%	10.8%	2.8%
Adjusted EBITDA Margin (3)	5.8%	7.7%	6.3%	7.8%

(1)	A reconciliation of net income attributable to Parsons Corporation to Adjusted EBITDA is set forth below (in thousands).
	Three months ended		Six months ended
	June 29, 2018	June 30, 2019	June 29, 2018	June 30, 2019
Net income attributable to Parsons Corporation	$148,381	$40,259	$173,668	$50,000
Interest expense, net	3,270	6,151	6,528	13,966
Income tax expense (benefit)	9,019	(53,496)	14,372	(51,610)
Depreciation and amortization	14,048	31,074	23,057	61,665
Net income (loss) attributable to noncontrolling interests	1,657	(114)	5,472	3,531
Litigation-related gains(a)	(132,004)	-	(129,674)	-
Amortization of deferred gain resulting from sale-leaseback transactions(b)	(1,829)	-	(3,642)	-
Equity based compensation(c)	5,049	43,311	8,149	47,161
Transaction-related costs(d)	4,930	7,715	5,055	17,070
Restructuring(e)	-	353	-	2,571
HCM software implementation costs(f)	337	586	337	3,498
Other(g)	(223)	366	143	377
Adjusted EBITDA	$52,635	$76,205	$103,465	$148,229

(a)

Reversal of an accrued liability, with $55.1 million recorded to revenue and $74.6 million recorded to other income (“gain associated with claim on long-term contract”) in our results of operations, associated with a lawsuit against a joint venture in which the Company is the managing partner.  Please see “Note 14 – Commitments and Contingencies” in the Company’s Form S-1/A filed on April 29, 2019, for a description of this matter, which was resolved in favor of the Company on June 13, 2018.

(b)	Reflects recognized deferred gains related to sales-leaseback transactions described in “Note 11- Sale-Leasebacks.”
(c)

Reflects equity compensation costs related to cash settled awards.  Please see a further discussion of these awards in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(d)	Reflects costs incurred in connection with acquisitions, IPO, and other non-recurring transaction costs, primarily fees paid for professional services and employee retention.

(e)	Reflects costs associated with our corporate restructuring initiatives.
(f)	Reflects implementation costs incurred in connection with a new human resources and payroll application.
(g)	Includes a combination of gain/loss related to sale of fixed assets and other individually insignificant items that are non-recurring in nature.

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests (in thousands):

	Three Months Ended		Variance		Six Months Ended		Variance
	June 29, 2018	June 30, 2019	Dollar	Percent	June 29, 2018	June 30, 2019	Dollar	Percent
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$33,948	$35,700	$1,752	5.2%	$55,496	$76,299	$20,803	37.5%
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	16,928	40,525	23,597	139.4%	42,290	68,201	25,911	61.3%
Adjusted EBITDA attributable to noncontrolling interests	1,759	(20)	(1,779)	-101.1%	5,679	3,729	(1,950)	-34.3%
Total Adjusted EBITDA	$52,635	$76,205	$23,570	44.8%	$103,465	$148,229	$44,764	43.3%

(2)	Net Income Margin is calculated as net income (loss) including noncontrolling interest divided by revenue in the applicable period
(3)	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by revenue in the applicable period.

The following table sets forth our results of operations for the three and six months ended June 29, 2018 and June 30, 2019 as a percentage of revenue.

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2019	June 29, 2018	June 30, 2019
Revenues	100%	100%	100%	100%
Direct costs of contracts	74.2%	79.3%	76.8%	79.1%
Equity in earnings of unconsolidated joint ventures	0.2%	1.2%	0.8%	1.2%
Indirect, general and administrative expenses	16.4%	22.8%	16.4%	21.3%
Operating income	9.6%	-0.9%	7.6%	0.8%
Interest income	0.1%	0.0%	0.1%	0.0%
Interest expense	-0.5%	-0.6%	-0.5%	-0.8%
Other income, net	-0.2%	0.2%	0.0%	0.1%
(Interest and other expense) gain associated with claim on long-term contract	8.5%	0.0%	4.5%	0.0%
Total other income (expense)	8.0%	-0.5%	4.1%	-0.7%
Income before income tax provision	17.7%	-1.3%	11.7%	0.1%
Income tax provision	-1.0%	5.4%	-0.9%	2.7%
Net income including noncontrolling interests	16.7%	4.1%	10.8%	2.8%
Net income attributable to noncontrolling interests	-0.2%	0.0%	-0.3%	-0.2%
Net income attributable to Parsons Corporation	16.5%	4.1%	10.5%	2.6%

Revenue

	Three Months Ended		Variance		Six Months Ended		Variance
(U.S. dollars in thousands)	June 29, 2018	June 30, 2019	Dollar	Percent	June 29, 2018	June 30, 2019	Dollar	Percent
Revenue	$900,732	$989,742	$89,010	9.9%	$1,655,411	$1,894,147	$238,736	14.4%

Revenue for the three and six months ended June 29, 2018 included $55.1 million related to the settlement of a claim that was resolved in favor of the Company on June 13, 2018, in our Critical Infrastructure segment.  Please see “Note 15 – Commitments and Contingencies” in the Company’s Form S-1/A filed on April 29, 2019, for a description of this matter.

Excluding the claim settlement, Revenue increased $144.1 million for the three months ended June 30, 2019 when compared to the corresponding period last year primarily due to an increase in revenue in our Federal Solutions segment of $137.4 million and an increase in our Critical Infrastructure segment of $6.7 million.  Revenue increased $293.8 million for the six months ended June 30, 2019 when compared to the corresponding period last year, excluding the claim settlement, primarily due to an increase in revenue in our Federal Solutions segment of $268.9 million and an increase in our Critical Infrastructure segment of $24.9 million See “—Segment Results” below for further discussion.

Direct costs of contracts

	Three Months Ended		Variance		Six Months Ended		Variance
(U.S. dollars in thousands)	June 29, 2018	June 30, 2019	Dollar	Percent	June 29, 2018	June 30, 2019	Dollar	Percent
Direct costs of contracts	$668,211	$784,723	$116,512	17.4%	$1,271,183	$1,498,960	$227,777	17.9%

Direct cost of contracts increased for the three months ended June 30, 2019 when compared to the corresponding period last year primarily due to an increase of $110.0 million in our Federal Solutions segment and from an increase of

$6.5 million in our Critical Infrastructure segment. The increase in our Federal Solutions segment was due primarily from business acquisitions, which added $89.1 million. The increase in our Critical Infrastructure segment was primarily due to an increase in business volume under existing contracts. Direct cost of contracts increased for the six months ended June 30, 2019 when compared to the corresponding period last year primarily due to an increase of $203.2 million in our Federal Solutions segment and from an increase of $24.6 million in our Critical Infrastructure segment. The increase in our Federal Solutions segment was due primarily to business acquisitions which added $180.4 million. The increase in our Critical Infrastructure segment was primarily due to an increase in business volume under existing contracts.

Equity in earnings of unconsolidated joint ventures

	Three Months Ended		Variance		Six Months Ended		Variance
(U.S. dollars in thousands)	June 29, 2018	June 30, 2019	Dollar	Percent	June 29, 2018	June 30, 2019	Dollar	Percent
Equity in earnings of unconsolidated joint ventures	$1,839	$11,634	$9,795	532.6%	$12,870	$22,031	$9,161	71.2%

Equity in earnings of unconsolidated joint ventures increased for the three and six months ended June 30, 2019 when compared to the corresponding periods last year.  The increases were primarily due to increased activity under a number of the Company’s existing joint ventures in our Critical Infrastructure segment.

Indirect, general and administrative expenses

	Three Months Ended		Variance		Six Months Ended		Variance
(U.S. dollars in thousands)	June 29, 2018	June 30, 2019	Dollar	Percent	June 29, 2018	June 30, 2019	Dollar	Percent
Indirect, general and administrative expenses	$147,448	$225,359	$77,911	52.8%	$271,295	$402,878	$131,583	48.5%

Indirect, general and administrative expenses (“IG&A”) for the three months ended June 29, 2018 and June 30, 2019 include, $5.0 million and $43.3 million, respectively, and for the six months ended June 29, 2018 and June 30, 2019, $8.1 million and $47.2 million, respectively, of compensation cost related to equity-based awards that settle in cash.  These awards are remeasured to an updated fair value at each reporting period until the award is settled.  Compensation cost is trued-up at each reporting period for changes in fair value pro-rated for the portion of the requisite service period rendered.

The significant increase in compensation cost, related to these cash settled equity-based awards for the three and six months ended June 30, 2019, is due to the significant difference in the fair value of a share of the Company’s common stock under Parsons ESOP valuation at March 31, 2019 (the previous reporting period end) compared to the fair value of a share of the Company’s common stock in the public market at June 30, 2019 (the current reporting period end). Please see “Note 18 – Fair Value of Financial Instruments” for a description of how the ESOP share value is determined.  Please see “Note 1 – Description of Operations” for more detail regarding the Company’s IPO.  The plans in which these awards were granted have been frozen and the Company does not currently intend to grant any further cash settled equity-based awards.

Excluding the compensation costs discussed above, IG&A for the three months ended June 29, 2018 and June 30, 2019 were $142.4 million and $182.1 million, respectively, and for the six months ended June 29, 2018 and June 30, 2019 were $263.2 million and $355.7 million, respectively.  The increase in IG&A of $39.7 million for the three months ended June 30, 2019 when compared to the corresponding period last year was primarily due to our Federal Solutions segment, most of which is related to additional expenses of $15.8 million from business acquisitions and $15.9 million from the amortization of intangible assets related to our acquisitions. In our Critical Infrastructure segment, IG&A decreased by $2.8 million.  The increase in IG&A of $92.5 million for the six months ended June 30, 2019 when compared to the corresponding period last year was primarily due to our Federal Solutions segment, most of which is related to additional expenses of $34.7 million from business acquisitions, $35.5 million from the amortization of intangible assets related to our acquisitions and $12.0 million in acquisition-related expenses. In our Critical Infrastructure segment, IG&A is substantially unchanged.

Total other income (expense)

	Three Months Ended		Variance		Six Months Ended		Variance
(U.S. dollars in thousands)	June 29, 2018	June 30, 2019	Dollar	Percent	June 29, 2018	June 30, 2019	Dollar	Percent
Interest income	$1,266	$225	$(1,041)	-82.2%	$2,007	$702	$(1,305)	-65.0%
Interest expense	(4,536)	(6,376)	(1,840)	40.6%	(8,535)	(14,668)	(6,133)	71.9%
Other income (expense), net	(1,493)	1,506	2,999	-200.9%	(341)	1,547	1,888	-553.7%
Interest and other income associated with claim on long-term contract	2,330	-	(2,330)	-100.0%	-	-	-	-
Gain associated with claim on long-term contract	74,578	-	(74,578)	-100.0%	74,578	-	(74,578)	-100.0%
Total other income (expense)	$72,145	$(4,645)	$(76,790)	-106.4%	$67,709	$(12,419)	$(80,128)	-118.3%

The decrease in interest income for the three and six months ended June 30, 2019 compared to the corresponding period last year is primarily due to lower cash balances held during the three and six months ended June 30, 2019 compared to the corresponding periods last year.  The increase in interest expense for the three and six months ended June 30, 2019 compared to the corresponding period last year is primarily due to an increase in debt related to our business acquisitions.  During the quarter ended June 30, 2019, the Company’s term loan of $150 million was paid off and the amount of debt outstanding under the Company’s revolving credit facility was reduced.  The amounts in other income, net for the three and six months ended June 29, 2018 and June 30, 2019 are primarily related to transaction gains and losses on foreign currency transactions and sublease income.

The amounts presented in Interest and other expense associated with claim on long-term contract and gain associated with claim on long-term contract for the three and six months ended June 29, 2018 relates to a lawsuit against a joint venture in which the Company is the managing partner.  Please see “Note 15 – Commitments and Contingencies” in the Company’s Form S-1/A filed on April 29, 2019, for a description of this matter, which was resolved in favor of the Company on June 13, 2018.

Income tax expense (benefit)

	Three Months Ended		Variance		Six Months Ended		Variance
(U.S. dollars in thousands)	June 29, 2018	June 30, 2019	Dollar	Percent	June 29, 2018	June 30, 2019	Dollar	Percent
Income tax expense (benefit)	$9,019	$(53,496)	$(62,515)	-693.1%	$14,372	$(51,610)	$(65,982)	-459.1%

Income tax benefit was recorded for the three and six months ended June 30, 2019, compared to expense for the corresponding periods last year primarily due to revaluation of our deferred tax assets and liabilities as a result of our conversion from “S” Corporation to a “C” Corporation.

As described in “Note 13 – Income Taxes,” in connection with the Company’s IPO on May 8, 2019, the Company converted from an “S” Corporation to a “C” Corporation. On a pro forma basis, if the Company had been taxed as a “C” Corporation for the three months ended June 29, 2018 and June 30, 2019 the pro forma effective income tax rate would have been 27.22% and 8.36%, respectively, and the pro forma income tax would have been $43.2 million and $(1.1) million, respectively. For the six months ended June 29, 2018 and June 30, 2019 the pro forma effective income tax rate would have been 28.26% and 190.71%, respectively, and the Company’s pro forma income tax expense (benefit) would have been $54.7 million and $3.7 million, respectively. The most significant item contributing to the change in the effective tax rate relates to a tax benefit recognized for the deduction of equity compensation, offset in part by a change in jurisdictional earnings.  The difference between the statutory U.S. federal income tax rate of 21.0% and the effective tax rate for the quarter ended June 29, 2018 primarily relates to foreign earnings which are subject to foreign income taxes at rates that exceed the U.S. income tax rate.

The termination for the “S” Corporation status was treated as a change in tax status for Accounting Standards Codification 740, Income Taxes. These rules require that the deferred tax effects of a change in tax status to be recorded to income from continuing operations on the date the “S” Corporation status terminates. The Company has calculated the estimated effect of this change in tax status based upon our forecasted temporary differences for the year to be a deferred tax benefit of $56 million. This estimated amount is subject to revision based upon actual results.

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests:

	Three Months Ended		Six Months Ended
(U.S. dollars in thousands)	June 29, 2018	June 30, 2019	June 29, 2018	June 30, 2019
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$33,948	$35,700	$55,496	$76,299
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	16,928	40,525	42,290	68,201
Adjusted EBITDA attributable to noncontrolling interests	1,759	(20)	5,679	3,729
Total Adjusted EBITDA	$52,635	$76,205	$103,465	$148,229

Federal Solutions

	Three Months Ended		Variance		Six Months Ended		Variance
(U.S. dollars in thousands)	June 29, 2018	June 30, 2019	Dollar	Percent	June 29, 2018	June 30, 2019	Dollar	Percent
Revenue	$341,065	$478,497	$137,432	40.3%	$632,400	$901,309	$268,909	42.5%
Adjusted EBITDA attributable to Parsons Corporation	$33,948	$35,700	$1,752	5.2%	$55,496	$76,299	$20,803	37.5%

The increase in Federal Solutions revenue for the three months ended June 30, 2019 compared to the corresponding period last year was primarily due to incremental revenue from business acquisitions, which added $115.5 million.  Federal Solutions legacy revenue increased $21.9 million.  The increase in Federal Solutions revenue for the six months ended June 30, 2019 compared to the corresponding period last year was primarily due to business acquisitions, which added $237.8 million.  Federal Solutions legacy revenue increased $31.1 million.

The increase in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the three months ended June 30, 2019 compared to the corresponding period last year was primarily due to business acquisitions, primarily offset by an increase in IG&A, driven by a greater allocation of corporate IG&A in line with its growing share of overall business, increased pass-through sub-contract costs, and the timing of completion of certain contracts with higher margins.

The increase in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the six months ended June 30, 2019 compared to the corresponding period last year was primarily due to business acquisitions and generally higher profit margins, net of the factors discussed above.  These increases were primarily offset by the increase in IG&A as described above.

Critical Infrastructure

	Three Months Ended		Variance		Six Months Ended		Variance
(U.S. dollars in thousands)	June 29, 2018	June 30, 2019	Dollar	Percent	June 29, 2018	June 30, 2019	Dollar	Percent
Revenue	$559,667	$511,245	$(48,422)	-8.7%	$1,023,011	$992,838	$(30,173)	-2.9%
Adjusted EBITDA attributable to Parsons Corporation	$16,928	$40,525	$23,597	139.4%	$42,290	$68,201	$25,911	61.3%

As discussed above, revenue for the three and six months ended June 29, 2018 included $55.1 million related to the settlement of a claim that was resolved in favor of the Company.  Excluding the claim settlement, revenue for the three and six months ended June 30, 2019 compared to the corresponding periods last year increased $6.7 million and $24.9 million, respectively.  These increases in revenue were primarily related to revenue growth on existing contracts.

The increase in Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation for the three and six months ended June 30, 2019 compared to the corresponding periods last year was primarily due to an increase in equity in earnings of unconsolidated joint ventures primarily offset by an increase in business volume on lower margin construction and related services.

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

On July 31, 2019 the Company closed on its acquisition of QRC Technologies (“QRC”).  QRC provides design and development of open-architecture radio-frequency products.  The purchase price is estimated to be $217.7 million and the Company anticipates using $140.0 million of debt under our revolving credit facility and $77.7 million in cash to fund the transaction.

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

Accounts receivable is the principal component of our working capital and is generally driven by revenue growth. Accounts receivable reflects amounts billed to our clients as of each balance sheet date and receivable amounts that are currently due but unbilled. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels. Net days sales outstanding, which we refer to as net DSO, is calculated by dividing (i) (accounts receivable plus contract assets) less (contract liabilities plus accounts payable) by (ii) average revenue per day (calculated by dividing trailing twelve months revenue by the number of days in that period). In the last few years we have focused on collecting outstanding receivables to reduce Net DSO and working capital. Net DSO was 70 days at

June 29, 2018 and 65 days at June 30, 2019. Our working capital (current assets less current liabilities) was $482.6 million at December 31, 2018 and $486.2 million at June 30, 2019.

Our cash, cash equivalents and restricted cash decreased by $69.8 million to $211.4 million at June 30, 2019 from $211.4 million at June 29, 2018.

The following table summarizes our sources and uses of cash over the periods presented (in thousands):

	Six Months Ended
	June 29, 2018	June 30, 2019
Net cash used in operating activities	$(8,443)	$(48,495)
Net cash used in investing activities	(495,827)	(312,208)
Net cash provided by financing activities	237,896	291,493
Effect of exchange rate changes	(624)	(602)
Net decrease in cash and cash equivalents	$(266,998)	$(69,812)

Operating Activities

Net cash used in operating activities consists primarily of net income (loss) adjusted for noncash items, such as: equity in earnings (loss) of unconsolidated joint ventures, contributions of treasury stock, depreciation and amortization of property and equipment and intangible assets, provisions for doubtful accounts, amortization of deferred gains, and impairment charges. The timing between the conversion of our billed and unbilled receivables into cash from our customers and disbursements to our employees and vendors is the primary driver of changes in our working capital. Our operating cash flows are primarily affected by our ability to invoice and collect from our clients in a timely manner, our ability to manage our vendor payments and the overall profitability of our contracts.

Net cash used in operating activities increased $40.1 million to $48.5 million for the six months ended June 30, 2019 compared to $8.4 million of cash used in operating activities for the six months ended June 29, 2018. The increase in net cash used in operating activities is primarily due to a $33.3 million decrease in net income after adjusting for non-cash items and from a $17.3 million increase in the use of cash in our working capital accounts. These uses of cash were offset by a $10.6 million change in other long-term liabilities, primarily related to the Company’s incentive plans.  Net DSOs improved from 70 days to 65 days primarily driven by the increase in the Company’s revenue from business acquisitions.

Investing Activities

Net cash used in investing activities consists primarily of cash flows associated with capital expenditures and business acquisitions.

Net cash used in investing activities decreased $183.6 million to $312.2 million for the six months ended June 30, 2019, when compared to $495.8 million for the six months ended June 29, 2018.  Cash used in investing activities for the six months ended June 29, 2018 and June 30, 2019 primarily related to the acquisitions of Polaris Alpha, and OGSystems, respectively.

Financing Activities

Net cash provided by financing activities is primarily associated with proceeds from debt, the repayment thereof, distributions to noncontrolling interests and payments to the ESOP in connection with the redemption of ESOP participants’ interests. We spent $33.0 million and $0.8 million for the six months ended June 29, 2018 and June 30, 2019, respectively, in connection with the redemption of ESOP participants’ interests. With a public market for the Company’s common stock, cash will no longer be required for ESOP redemptions following the 180-day lock-up period which ends November 8, 2019.

Net cash provided by financing activities increased $53.6 million to $291.5 million for the six months ended June 30, 2019 when compared to $237.9 million for the six months ended June 29, 2018, primarily due to $537.3 million of net proceeds from the IPO and a reduction of $32.2 million in the purchases of treasury stock.  These cash flows provided by financing activities were offset, in part, by a reduction in cash used under the Company’s revolving credit agreement of

$440.0 million, an increase of $23.5 million of net distributions to noncontrolling interests, and payment of the IPO dividend of $52.1 million.

Letters of Credit

We also have in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated $234.0 million as of June 30, 2019, including $46.5 million of letters of credit outstanding under the Credit Agreement.

Recent Accounting Pronouncements

See the information set forth in “Note 3—Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” in the notes to our consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2019, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate risks related to both the Revolving Credit Facility and our Term Loan Agreement. Borrowings under the Revolving Credit Facility bear interest, at our option, at either (i) the Base Rate (as defined in the Revolving Credit Facility) plus an applicable margin or (ii) LIBOR plus an applicable margin. As of December 31, 2018, we had outstanding borrowings under the Revolving Credit Facility of $180.0 million. Based on the $180.0 million outstanding under the Credit Agreement, an increase or decrease of 100 basis points in the Base Rate and/or LIBOR rates would result in an increase or decrease in annual interest expense of approximately $1.8 million. Borrowing under our Term Loan is comprised of Offshore Rate Loans and Base Rate Loans (each as defined in the Term Loan Agreement), with an initial aggregate principal amount of $150.0 million. The Offshore Rate Loans bear interest at a rate per annum of LIBOR, divided by 1.00 minus the Eurodollar Reserve Percentage, plus 1.25%. The Base Rate Loans bear interest at a rate per annum of the sum of (a) the highest of (1) the administrative agent’s reference rate; (2) the rate equal to 1.50% per annum above the Offshore Rate; and (3) the rate equal to 0.50% per annum above the latest federal funds rate, plus (b) 0.25%. Based on the $150.0 million outstanding principal balance under the Term Loan, an increase or decrease of 100 basis points in the Term Loan’s applicable interest rate would result in an increase or decrease in annual interest expense of approximately $1.5 million. The Term Loan has a maturity date of January 3, 2020 and we used the proceeds from the May 8, 2019 IPO to pay off the full outstanding balance under the Term Loan.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures

Our management carried out, as of June 30, 2019 , with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019 , our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

On January 1, 2019 the Company adopted ASU 2016-02, “Leases”.  In connection with the adoption, the Company implemented certain changes to our processes, systems, and controls.

In connection with the Company’s IPO on May 8, 2019, the Company terminated its U.S. federal income tax status as a “S” Corporation and will now be treated as a “C” Corporation.  In connection with the change in tax status the Company implemented certain changes to our process, systems, and controls.

During the second quarter of 2018 there were no other changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Company Name

Date: August 13, 2019	By:	/s/ George L. Ball
George L. Ball
Chief Financial Officer
(Principal Financial Officer)