Form 10-Q
period 2019-09-30
PARSONS CORP
filed 2019-11-12
CIK 275880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 4, 2019, the registrant had 99,262,334 shares of common stock, $1.00 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	December 31, 2018	September 30, 2019
Assets
Current assets:
Cash and cash equivalents (including $73,794 and $55,054 Cash of consolidated joint ventures)	$280,221	$133,870
Restricted cash and investments	974	12,592
Accounts receivable, net (including $180,325 and $164,460 Accounts receivable of consolidated joint ventures, net)	623,286	673,674
Contract assets (including $21,270 and $26,542 Contract assets of consolidated joint ventures)	515,319	583,670
Prepaid expenses and other current assets (including $11,837 and $8,149 Prepaid expenses and other current assets of consolidated joint ventures)	69,007	70,455
Total current assets	1,488,807	1,474,261

Property and equipment, net (including $2,561 and $3,171 Property and equipment of consolidated joint ventures, net)	91,849	109,238
Right of use assets, operating leases	-	219,207
Goodwill	736,938	1,050,077
Investments in and advances to unconsolidated joint ventures	63,560	66,584
Intangible assets, net	179,519	281,157
Deferred tax assets	5,680	111,610
Other noncurrent assets	46,225	50,510
Total assets	$2,612,578	$3,362,644

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable (including $87,914 and $90,692 Accounts payable of consolidated joint ventures)	$226,345	$226,563
Accrued expenses and other current liabilities (including $73,209 and $63,880 Accrued expenses and other current liabilities of consolidated joint ventures)	559,700	639,650
Contract liabilities (including $38,706 and $43,324 Contract liabilities of consolidated joint ventures)	208,576	231,032
Short-term lease liabilities, operating leases	-	49,074
Income taxes payable	11,540	9,940
Total current liabilities	1,006,161	1,156,259
Long-term employee incentives	41,913	45,749
Deferred gain resulting from sale-leaseback transactions	46,004	-
Long-term debt	429,164	249,306
Long-term lease liabilities, operating leases	-	188,571
Deferred tax liabilities	6,240	7,337
Other long-term liabilities	127,863	120,971
Total liabilities	1,657,345	1,768,193
Commitments and contingencies (Note 13)
Redeemable common stock held by Employee Stock Ownership Plan (ESOP), $1 par value; 78,172,809 and 78,138,602 shares outstanding, recorded at redemption value	1,876,309	2,577,011
Shareholders' equity (deficit):
Common stock, $1 par value; authorized 1,000,000,000 shares; 125,097,684 and 146,393,959 shares issued; 0 and 21,296,275 shares outstanding	-	21,296
Treasury stock, 46,918,140 and 46,959,082 shares at cost	(957,025)	(957,844)
Additional paid-in capital	-	8,772
Retained earnings (accumulated deficit)	12,445	(64,896)
Accumulated other comprehensive loss	(22,957)	(17,982)
Total Parsons Corporation shareholders' equity (deficit)	(967,537)	(1,010,654)
Noncontrolling interests	46,461	28,094
Total shareholders' equity (deficit)	(921,076)	(982,560)
Total liabilities, redeemable common stock and shareholders' equity (deficit)	$2,612,578	$3,362,644

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share information)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2018	September 30, 2019	September 28, 2018	September 30, 2019
Revenues	$976,157	$1,023,277	$2,631,568	$2,917,424
Direct costs of contracts	783,018	798,552	2,054,201	2,297,512
Equity in earnings of unconsolidated joint ventures	12,707	7,274	25,577	29,305
Indirect, general and administrative expenses	150,733	178,550	422,028	581,428
Operating income	55,113	53,449	180,916	67,789
Interest income	351	427	2,358	1,129
Interest expense	(5,940)	(4,909)	(14,475)	(19,577)
Other income (expense), net	696	(3,127)	355	(1,580)
Gain associated with claim on long-term contract	-	-	74,578	-
Total other income (expense)	(4,893)	(7,609)	62,816	(20,028)
Income before income tax provision	50,220	45,840	243,732	47,761
Income tax benefit (provision)	(4,154)	15,453	(18,526)	67,063
Net income including noncontrolling interests	46,066	61,293	225,206	114,824
Net income attributable to noncontrolling interests	(4,844)	(4,481)	(10,316)	(8,012)
Net income attributable to Parsons Corporation	$41,222	$56,812	$214,890	$106,812
Earnings per share:
Basic and diluted	$0.52	$0.57	$2.66	$1.19

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2018	September 30, 2019	September 28, 2018	September 30, 2019
Net income including noncontrolling interests	$46,066	$61,293	$225,206	$114,824
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	2,303	171	(3,079)	4,958
Pension adjustments, net of tax	10	(9)	(27)	17
Comprehensive income including noncontrolling interests, net of tax	48,379	61,455	222,100	119,799
Comprehensive income attributable to noncontrolling interests, net of tax	(4,822)	(4,481)	(10,270)	(8,012)
Comprehensive income attributable to Parsons Corporation, net of tax	$43,557	$56,974	$211,830	$111,787

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 28, 2018	September 30, 2019
Cash flows from operating activities:
Net income including noncontrolling interests	$225,206	$114,824
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	46,656	92,692
Amortization of deferred gain	(5,440)	-
Amortization of debt issue costs	548	802
Gain associated with claim on long-term contract	(129,674)	-
Loss on disposal of property and equipment	59	1,045
Provision for doubtful accounts	9,094	(964)
Deferred taxes	1,281	(105,161)
Foreign currency transaction gains and losses	2,007	1,689
Equity in earnings of unconsolidated joint ventures	(25,577)	(29,305)
Return on investments in unconsolidated joint ventures	31,728	32,848
Stock-based compensation	-	9,224
Contributions of treasury stock	34,070	36,779
Changes in assets and liabilities, net of acquisitions and newly consolidated joint ventures:
Accounts receivable	384,216	(31,726)
Contract assets	(527,768)	(59,161)
Prepaid expenses and current assets	(13,028)	2,980
Accounts payable	38,424	(6,946)
Accrued expenses and other current liabilities	9,558	40,186
Billings in excess of costs	(151,892)	-
Contract liabilities	168,579	20,703
Provision for contract losses	(13,992)	-
Income taxes	3,250	(3,019)
Other long-term liabilities	12,517	13,138
Net cash provided by operating activities	99,822	130,628
Cash flows from investing activities:
Capital expenditures	(19,436)	(44,030)
Proceeds from sale of property and equipment	112	2,824
Payments for acquisitions, net of cash acquired	(481,163)	(495,690)
Investments in unconsolidated joint ventures	(4,276)	(11,446)
Return of investments in unconsolidated joint ventures	1,126	6,632
Net cash used in investing activities	(503,637)	(541,710)
Cash flows from financing activities:
Proceeds from borrowings	260,000	530,000
Repayments of borrowings	(20,000)	(710,000)
Payments for debt costs and credit agreement	(468)	(286)
Contributions by noncontrolling interests	13,768	8,999
Distributions to noncontrolling interests	(6,858)	(35,378)
Purchase of treasury stock	(73,308)	(819)
IPO proceeds, net	-	536,879
Dividend paid	-	(52,093)
Net cash provided by financing activities	173,134	277,302
Effect of exchange rate changes	(1,233)	(953)
Net decrease in cash, cash equivalents, and restricted cash	(231,914)	(134,733)
Cash, cash equivalents and restricted cash:
Beginning of year	446,144	281,195
End of period	$214,230	$146,462

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Three Months Ended September 30, 2019 and September 28, 2018

(In thousands)

(Unaudited)

					Retained	Accumulated
	Redeemable			Additional	Earnings	Other	Total
	Common	Common	Treasury	Paid-in	(Accumulated	Comprehensive	Parsons	Noncontrolling
	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Deficit	Interests	Total
Balance at June 30, 2019	$2,880,189	$21,296	$(957,844)	$-	$(424,886)	$(18,144)	$(1,379,578)	$37,352	$(1,342,226)
Comprehensive income
Net income	-	-	-	-	56,812	-	56,812	4,481	61,293
Foreign currency translation gain, net	-	-	-	-	-	171	171	-	171
Pension adjustments, net	-	-	-	-	-	(9)	(9)	-	(9)
Contributions	-	-	-	-	-	-	-	852	852
Distributions	-	-	-	-	-	-	-	(14,591)	(14,591)
Stock-based compensation	-	-	-	9,224	-	-	9,224	-	9,224
IPO proceeds, net	-	-	-	(452)	-	-	(452)	-	(452)
Accretion of redeemable common stock	(303,178)	-	-	-	303,178	-	303,178	-	303,178
Balance at September 30, 2019	$2,577,011	$21,296	$(957,844)	$8,772	$(64,896)	$(17,982)	$(1,010,654)	$28,094	$(982,560)

Balance at June 29, 2018	$1,822,309	$-	$(909,368)	$-	$15,894	$(20,397)	$(913,871)	$43,935	$(869,936)
Comprehensive income
Net income	-	-	-	-	41,222	-	41,222	4,844	46,066
Foreign currency translation gain, net	-	-	-	-	-	2,294	2,294	9	2,303
Pension adjustments, net	-	-	-	-	-	10	10	-	10
Purchase of treasury stock	(40,312)	-	(40,312)	-	40,312	-	-	-	-
Contributions	-	-	-	-	-	-	-	115	115
Distributions	-	-	-	-	-	-	-	(4,096)	(4,096)
Balance at September 28, 2018	$1,781,997	$-	$(949,680)	$-	$97,428	$(18,093)	$(870,345)	$44,807	$(825,538)

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2019 and September 28, 2018

(In thousands)

(Unaudited)

					Retained	Accumulated
	Redeemable			Additional	Earnings	Other	Total
	Common	Common	Treasury	Paid-in	(Accumulated	Comprehensive	Parsons	Noncontrolling
	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Deficit	Interests	Total
Balance at December 31, 2018	$1,876,309	$-	$(957,025)	$-	$12,445	$(22,957)	$(967,537)	$46,461	$(921,076)
Comprehensive income
Net income	-	-	-	-	106,812	-	106,812	8,012	114,824
Foreign currency translation gain, net	-	-	-	-	-	4,958	4,958	-	4,958
Pension adjustments, net	-	-	-	-	-	17	17	-	17
ASC 842 transition adjustment	-	-	-	-	52,608	-	52,608	-	52,608
Purchase of treasury stock	(819)	-	(819)	-	819	-	-	-	-
Contributions	-	-	-	-	-	-	-	8,999	8,999
Distributions	-	-	-	-	-	-	-	(35,378)	(35,378)
Dividend paid	-	-	-	-	(52,093)	-	(52,093)	-	(52,093)
Stock-based compensation	-	-	-	9,224	-	-	9,224	-	9,224
Conversion of S-Corp to C-Corp	25,877	-	-	-	(25,877)	-	(25,877)	-	(25,877)
IPO proceeds, net	-	21,296	-	515,582	-	-	536,878	-	536,878
Accretion of redeemable common stock	675,644	-	-	(516,034)	(159,610)	-	(675,644)	-	(675,644)
Balance at September 30, 2019	$2,577,011	$21,296	$(957,844)	$8,772	$(64,896)	$(17,982)	$(1,010,654)	$28,094	$(982,560)

Balance at December 29, 2017	$1,855,305	$-	$(876,372)	$-	$(186,035)	$(15,003)	$(1,077,410)	$27,494	$(1,049,916)
Comprehensive income
Net income	-	-	-	-	214,890	-	214,890	10,316	225,206
Foreign currency translation (loss), net	-	-	-	-	-	(3,063)	(3,063)	(16)	(3,079)
Pension adjustments, net	-	-	-	-	-	(27)	(27)	-	(27)
Adoption of ASC 606	-	-	-	-	(4,735)	-	(4,735)	103	(4,632)
Purchase of treasury stock	(73,308)		(73,308)	-	73,308	-	-	-	-
Contributions	-		-	-	-	-	-	13,768	13,768
Distributions	-	-	-	-	-	-	-	(6,858)	(6,858)
Balance at September 28, 2018	$1,781,997	$-	$(949,680)	$-	$97,428	$(18,093)	$(870,345)	$44,807	$(825,538)

The accompanying notes are an integral part of these consolidated financial statements.

Parsons Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

1.	Description of Operations

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

Initial Public Offering

On May 8, 2019, the Company consummated its initial public offering (“IPO”) whereby the Company sold 18,518,500 shares of common stock for $27.00 per share.  The underwriters exercised their share option on May 14, 2019 to purchase an additional 2,777,775 shares at the share price of $25.515 which was the IPO share price of $27.00 less the underwriting discount of $1.485 per share.  The net proceeds of the IPO and the underwriters’ share option were $536.9 million, after deducting underwriting discounts and other fees, and were used to fund an IPO dividend of $52.1 million, repay the outstanding balance of $150.0 million under our Term Loan, and repay outstanding indebtedness under our Revolving Credit Facility.

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

This Quarterly Report on Form 10-Q includes the accounts of our wholly-owned subsidiaries, and joint ventures of which we are the primary beneficiary.  The equity method of accounting is applied for the joint ventures in which the Company does not have a controlling interest, but exerts a significant influence (see “Note 15 – Investments in and Advances to Joint Ventures" for further discussion).

In the first quarter of 2019 the Company adopted Accounting Standards Update (‘ASU”) 2016-02, “Leases” (“Topic 842”), using the modified retrospective method.  The new guidance was applied to leases that existed or were entered into on or after January 1, 2019.  The Company’s results for the reporting period beginning January 1, 2019 have been presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with previous guidance.  See “Note 6 – Leases” for further discussion of the adoption and the impact on the Company’s financial statements.

Accumulated Deficit

The Company's accounting policy is to record dividends and accretion of redeemable stock as a reduction of retained earnings. In the absence of retained earnings, the Company will charge the dividends and/or accretion of redeemable stock to Additional Paid-in Capital until depleted and will then charge the remainder to accumulated deficit. As a result of the change in tax status from "S" Corporation to "C" Corporation in the second quarter of 2019, the Company reclassified historical retained earnings for the "S" Corporation from retained earnings to Additional Paid in Capital as of the date of conversion. Subsequent changes in accumulated deficit are related to increases or decreases in the maximum redemption value of redeemable common stock.

Fiscal Periods

In October 2018, our board of directors approved a change in our annual and quarterly fiscal period ends from the last Friday on or before the calendar year or quarterly month-end to the last day of the calendar year or quarterly month-end. Accordingly, the period end for the first, second, and third quarters of fiscal 2018 and fiscal 2019 are March 30, 2018, June 29, 2018, and September 28, 2018, respectively, and March 31, 2019, June 30, 2019, and September 30, 2019, respectively.  The number of days in the three- and nine-month periods ended September 28, 2018 and September 30, 2019 were 91 and 273, respectively, and 92 and 273, respectively.

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

Inventory

Included in Prepaid expenses and other current assets in the Company’s consolidated balances sheets is inventory.  Inventory consists of uninstalled materials received by the Company awaiting installation at our project sites and raw materials, work-in-process, and finished goods related to the manufacture of advance technology equipment.  Uninstalled materials inventory and the inventory related to advance technology equipment is carried on the Company’s consolidated balance sheets at the lower of cost (which approximates average cost) or net realizable value.

Redeemable Common Stock

In connection with the Company’s IPO on May 8, 2019, all Employee Stock Ownership Plan (“ESOP”) shares were contingently redeemable for cash during the 180-day lock-up period which ended on November 3, 2019.  During the 180-day lock-up period, the Company presented all shares held by the ESOP as temporary equity on the consolidated balance sheets as Redeemable common stock held by Employee Stock Ownership Plan (ESOP) at their redemption value.  The consolidated balance sheet, to be presented in the Company’s 2019 Annual Report on Form 10-K, at December 31, 2019 will reflect the reclassification of redeemable common stock held by the ESOP from temporary equity to permanent equity as the lock-up period expires in the fourth quarter.  At the conclusion of the lock-up period all shares held by the ESOP will be redeemable by participants in shares of the Company’s common stock once vesting and eligibility requirements have been met.

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

On December 30, 2017, the Company adopted ASC 606, “Revenue from Contracts with Customers,” using the modified retrospective method, which provides for a cumulative effect adjustment to retained earnings beginning in fiscal 2018 for those uncompleted contracts impacted by the adoption of the new standard. The difference between the recognition criteria under ASC 606 and our previous recognition practices under ASC 605-35 was recognized through a cumulative adjustment of $4.7 million that was made to the opening balance of accumulated deficit as of December 30, 2017.

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

Polaris Alpha

On May 31, 2018, the Company acquired a 100% ownership interest in Polaris Alpha, a privately owned, advanced technology-focused provider of innovative mission solutions for complex defense, intelligence, and security customers, as well as other U.S. federal government customers, for $489.1 million paid in cash. The Company borrowed $260 million under the credit agreement, as described in “Note 11 – Debt and Credit Facilities,” to partially fund the acquisition. In connection with this acquisition, the Company recognized $6.2 million of acquisition-related expenses in “Indirect, general and administrative expense” in the consolidated statements of income for the fiscal year ended December 31, 2018, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition. Polaris Alpha enhances the Company’s artificial intelligence and data analytics expertise with new technologies and solutions. Customers of both companies will benefit from existing, complementary technologies and increased scale, enabling end-to-end solutions under the shared vision of rapid prototyping and agile development.

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

Amortization expense of $13.0 million and $13.2 million related to these intangible assets was recorded for the three months ended September 28, 2018 and September 30, 2019, respectively, and $17.3 million and $41.2 million for the nine months ended September 28, 2018 and September 30, 2019, respectively. The entire value of goodwill of $243.5 million was assigned to the Parsons Federal reporting unit and represents synergies expected to be realized from this business combination. Goodwill of $50.1 million is deductible for tax purposes.

The amount of revenue generated by Polaris Alpha and included within consolidated revenues is $94.8 million and $96.9 million for the three months ended September 28, 2018 and September 30, 2019, respectively, and $124.7 million and $293.0 million for the nine months ended September 28, 2018 and September 30, 2019, respectively. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information

Supplemental information on an unaudited pro forma operating results assuming the Polaris Alpha acquisition had been consummated as of the beginning of fiscal year 2018 (December 31, 2017) (in thousands) is as follows:

	Three Months Ended	Nine Months Ended
	September 28, 2018	September 28, 2018
Pro forma revenue	$976,157	$2,784,864
Pro forma net income including noncontrolling interests	$46,848	$179,071

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

OGSystems

On January 7, 2019, the Company acquired a 100% ownership interest in OGSystems, a privately owned company, for $292.4 million paid in cash. OGSystems provides geospatial intelligence, big data analytics and threat mitigation for defense and intelligence customers.  The Company borrowed $110 million under the credit agreement and $150 million on a short-term loan, as described in “Note 11 – Debt and Credit Facilities,” to partially fund the acquisition. In connection with this acquisition, the Company recognized $0.6 million and $5.5 million of acquisition-related expenses in “Indirect, general and administrative expense” in the consolidated statements of income for the three and nine months ended September 30, 2019, respectively, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition. OGSystems enhances the Company’s artificial intelligence and data analytics expertise with new technologies and solutions. Customers of both companies will benefit from existing, complementary technologies and increased scale, enabling end-to-end solutions under the shared vision of rapid prototyping and agile development.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on the preliminary purchase price allocation as of the date of acquisition (in thousands):

Amount
Cash and cash equivalents	$5,772
Accounts receivable	9,904
Contract assets	9,747
Prepaid expenses and other current assets	4,307
Property and equipment	4,085
Right of use assets, operating leases	8,826
Goodwill	183,540
Intangible assets	92,300
Other noncurrent assets	10
Accounts payable	(5,450)
Accrued expenses and other current liabilities	(7,147)
Contract liabilities	(1,300)
Short-term lease liabilities, operating leases	(805)
Income tax payable	(1,469)
Deferred tax liabilities	(904)
Long-term lease liabilities, operating leases	(8,021)
Other long-term liabilities	(1,015)
Net assets acquired	$292,380

Of the total purchase price, the following values were assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships	$57,100	5
Backlog	27,700	3
Trade name	3,800	2
Non-compete agreements	2,400	3
Developed technologies	$1,300	3

The Company is still in the process of finalizing its valuation of developed technology acquired.

Amortization expense of $5.9 million and $17.8 million related to these intangible assets was recorded for the three and nine months ended September 30, 2019, respectively. The entire value of goodwill of $183.5 million was assigned to the Parsons Federal reporting unit and represents synergies expected to be realized from this business combination. Goodwill of $16.0 million is deductible for tax purposes.

The amount of revenue generated by OGSystems since the acquisition and included within consolidated revenues for the three and nine months ended September 30, 2019 is $33.7 million and $108.7 million, respectively. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information

Supplemental information on an unaudited pro forma operating results assuming the OGSystems acquisition had been consummated as of the beginning of fiscal year 2018 (December 31, 2017) (in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 30, 2019	September 28, 2018	September 30, 2019
Pro forma revenue	$1,007,793	$1,023,277	$2,715,572	$2,919,379
Pro forma net income including noncontrolling interests	$39,224	$61,293	$196,905	$118,896

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

QRC Technologies

On July 31, 2019 the Company acquired a 100% ownership interest in QRC Technologies (“QRC”), a privately owned company, for $214.1 million in cash.  QRC provides design and development of open-architecture radio-frequency products.  The company borrowed $140.0 million under the Revolving Credit Facility to partially fund the transaction. In connection with this acquisition, the Company recognized $4.7 million of acquisition-related expenses in “Indirect, general and administrative expense” in the consolidated statements of income for the three and nine months ended September 30, 2019 including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition. QRC is an agile, disruptive product company that specializes in radio frequency spectrum survey, record and playback; signals intelligence; and electronic warfare missions. QRC complements our existing portfolio, increases our presence in the high-growth markets of spectrum awareness and surveillance, adds critical intellectual property that complements and expands our available capabilities for the Special Operations and Intelligence Communities.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on the preliminary purchase price allocation as of the date of acquisition (in thousands):

Amount
Cash and cash equivalents	$5,925
Accounts receivable	5,587
Prepaid expenses and other current assets	5,467
Property and equipment	1,205
Right of use assets, operating leases	5,228
Goodwill	128,387
Intangible assets	72,900
Accounts payable	(1,567)
Accrued expenses and other current liabilities	(3,771)
Short-term lease liabilities, operating leases	(545)
Long-term lease liabilities, operating leases	(4,683)
Net assets acquired	$214,133

Of the total purchase price, the following values were assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships	$47,600	12
Backlog	700	1
Trade name	800	2
Non-compete agreements	1,200	4
Developed technologies	$22,600	3-5

The Company is still in the process of finalizing its valuation of the net assets acquired.

Amortization expense of $1.9 million related to these intangible assets was recorded for the three and nine months ended September 30, 2019, respectively. The entire value of goodwill of $128.4 million was assigned to the Parsons Federal reporting unit and represents synergies expected to be realized from this business combination. Goodwill in it’s entirety is deductible for tax purposes.

The amount of revenue generated by QRC since the acquisition and included within consolidated revenues for both the three and nine months ended September 30, 2019 is $5.6 million. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information

Supplemental information on an unaudited pro forma operating results assuming the QRC Technologies acquisition had been consummated as of the beginning of fiscal year 2018 (December 31, 2017) (in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 30, 2019	September 28, 2018	September 30, 2019
Pro forma revenue	$987,343	$1,026,831	$2,657,105	$2,938,973
Pro forma net income including noncontrolling interests	$44,944	$65,782	$212,728	$117,399

5.	Contracts with Customers

Disaggregation of Revenue

The Company’s contracts contain both fixed-price and cost reimbursable components. Contract types are based on the component that represents the majority of the contract. The following table presents revenue disaggregated by contract type (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 30, 2019	September 28, 2018	September 30, 2019
Fixed-Price	$300,225	$288,316	$833,224	$850,658
Time-and-Materials	254,435	285,586	732,555	810,656
Cost-Plus	421,497	449,375	1,065,789	1,256,110
Total	$976,157	$1,023,277	$2,631,568	$2,917,424

See “Note 19 – Segments Information” for the Company’s revenues by business lines.

Contract Assets and Contract Liabilities

Contract assets and contract liabilities balances at December 31, 2018 and September 30, 2019 were as follows (in thousands):

	December 31, 2018	September 30, 2019	$ change	% change
Contract assets	$515,319	$583,670	$68,351	13.3%
Contract liabilities	208,576	231,032	22,456	10.8%
Net contract assets (liabilities) (1)	$306,743	$352,638	$45,895	15.0%

(1)

Total contract retentions included in net contract assets (liabilities) were $89.6 million as of December 31, 2018. Total contract retentions included in net contract assets (liabilities) were $87.1 million as of September 30, 2019, of which $39.7 million are not expected to be paid in the next 12 months. Contract assets at December 31, 2018 and September 30, 2019 include $47.1 million and $58.9 million, respectively, related to unapproved change orders, claims, and requests for equitable adjustment. For the three and nine months ended September 28, 2018 and September 30, 2019, there were no material losses recognized related to the collectability of claims, unapproved change orders, and requests for equitable adjustment.

During the three months ended September 28, 2018 and September 30, 2019, the Company recognized revenue of $0.8 million and $2.1 million, respectively, and $100.4 million and $115.1 million during the nine months ended September 28, 2018 and September 30, 2019, respectively, that was included in the corresponding contract liability balance at December 30, 2017 and December 31, 2018, respectively. The changes in contract assets and contract liabilities were the result of normal business activity and not significantly impacted by other factors, except as follows:

	December 31, 2018	September 30, 2019
Acquired contract assets	$35,229	$9,747
Acquired contract liabilities	3,529	1,300
Change in the estimate of variable consideration	-	14,506
Reversal of provision for contract losses (1)	$133,180	$-

(1)	Reversal of provision for contract losses of $133.2 million, of which $55.1 million was recorded as an increase in revenue with the remainder recorded as other income.

There was no significant impairment of contract assets recognized during the three and nine months ended September 28, 2018 and September 30, 2019.

Revisions in estimates, such as changes in estimated claims or incentives, related to performance obligations partially satisfied in previous periods that individually had an impact of $5 million or more on revenue resulted in an increase in revenue of $9.1 million for the three and nine months ended September 30, 2019, and no amounts for the three and nine months ended September 28, 2018.

Accounts Receivable, net

Accounts receivable, net consisted of the following as of December 31, 2018 and September 30, 2019 (in thousands):

	December 31, 2018	September 30, 2019
Billed	$538,808	$516,099
Unbilled	135,180	200,477
Total accounts receivable, gross	673,988	716,576
Allowance for doubtful accounts	(50,702)	(42,902)
Total accounts receivable, net	$623,286	$673,674

Billed accounts receivable represents amounts billed to clients that have not been collected. Unbilled accounts receivable represents amounts where the Company has a present contractual right to bill but an invoice has not been issued to the customer at the period-end date.

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

Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations (“RUPO”) as of September 30, 2019 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had $5.1 billion in RUPO as of September 30, 2019.

RUPO will increase with awards of new contracts and decrease as the Company performs work and recognizes revenue on existing contracts. Projects are included within RUPO at such time the project is awarded and agreement on contract terms has been reached. The difference between RUPO and backlog relates to unexercised option years that are included within backlog and the value of Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts included in backlog for which delivery orders have not been issued.

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

The Company expects to satisfy its RUPO as of September 30, 2019 over the following periods (in thousands):

Period RUPO Will Be Satisfied	Within One Year	Within One to Two Years	Thereafter
Federal Solutions	$1,198,634	$436,620	$208,734
Critical Infrastructure	1,636,525	960,469	643,170
Total	$2,835,159	$1,397,089	$851,904

6.	Leases

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

The Company has operating and finance leases for corporate and project office spaces, vehicles, heavy machinery and office equipment. Our leases have remaining lease terms of one year to 10 years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases up to the seventh year. As of September 30, 2019, assets recorded under finance leases were $1.8 million and accumulated depreciation associated with finance leases was $0.5 million.

The components of lease costs for the three and nine months ended September 30, 2019 are as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$17,969	$53,835
Short-term lease cost	5,429	10,925
Amortization of right-of-use assets	120	455
Interest on lease liabilities	15	46
Sublease income	(712)	(2,727)
Total lease cost	$22,821	$62,534

Supplemental cash flow information related to leases for the nine months ended September 30, 2019 is as follows (in thousands):

Nine Months Ended
September 30, 2019
Operating cash flows for operating leases	$52,056
Operating cash flows for financing activities	570
Right-of-use assets obtained in exchange for new operating lease liabilities	274,212
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,818

Supplemental balance sheet and other information related to leases as of September 30, 2019 is as follows (in thousands):

September 30, 2019
Operating Leases:
Right-of-use assets	$219,207
Lease liabilities:
Current	$49,074
Long-term	188,571
Total operating lease liabilities	$237,645
Finance Leases:
Other noncurrent assets	$1,362
Lease liabilities:
Accrued expenses and other current liabilities	$558
Other long-term liabilities	736
Total finance lease liabilities	$1,294

Weighted Average Remaining Lease Term:
Operating leases	6 years
Finance leases	3 years
Weighted Average Discount Rate:
Operating leases	4.3%
Finance leases	4.4%

As of September 30, 2019, the Company has additional operating leases, primarily for office spaces, that have not yet commenced of $37.0 million. These operating leases will commence in 2019 with lease terms of 2 years to 11 years.

A maturity analysis of the future undiscounted cash flows associated with the Company’s operating and finance lease liabilities as of September 30, 2019 is as follows (in thousands):

	Operating Leases	Finance Leases
2019	$15,409	$160
2020	54,561	574
2021	50,333	421
2022	44,160	187
2023	36,996	25
Thereafter	64,423	-
Total lease payments	265,882	1,367
Less: imputed interest	(28,237)	(73)
Total present value of lease liabilities	$237,645	$1,294

As of December 31, 2018, $276.7 million of minimum rental commitments on operating leases was payable as follows: $67.9 million in 2019, $51.0 million in 2020, $42.5 million in 2021, $35.9 million in 2022, $29.4 million in 2023, and $50.0 million thereafter. Rental expense for the three and nine months ended September 28, 2018 was $21.7 million and $59.7 million, respectively.

7.	Goodwill

The following table summarizes the changes in the carrying value of goodwill by reporting segment at December 31, 2018 and September 30, 2019 (in thousands):

	December 31, 2018	Acquisitions	Foreign Exchange	September 30, 2019
Federal Solutions	$666,841	$311,860	$-	$978,701
Critical Infrastructure	70,097	-	1,279	71,376
Total	$736,938	$311,860	$1,279	$1,050,077

8.	Intangible Assets

The gross amount and accumulated amortization of intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets are as follows (in thousands except for years):

	December 31, 2018			September 30, 2019			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (in years)
Backlog	$80,754	$(58,295)	$22,459	$109,155	$(80,321)	$28,834	3
Customer relationships	121,629	(38,974)	82,655	226,329	(60,266)	166,063	7
Leases	670	(561)	109	670	(576)	94	5
Developed technology	87,839	(15,174)	72,665	111,739	(32,545)	79,194	4
Trade name	3,600	(2,100)	1,500	8,200	(5,092)	3,108	1
Non-compete agreements	-	-	-	3,600	(650)	2,950	3
Other intangibles	275	(145)	130	1,076	(162)	914	10
Total intangible assets	$294,767	$(115,249)	$179,518	$460,769	$(179,612)	$281,157

The aggregate amortization expense of intangible assets for the three months ended September 28, 2018 and September 30, 2019 was $14.8 million and $22.1 million, respectively, and for the nine months ended September 30, 2018 and September 30, 2019 was $22.7 million and $64.5 million, respectively.

Estimated amortization expense in each of the next five years and beyond is as follows (in thousands):

September 30, 2019
2019 (remaining)	$23,049
2020	83,511
2021	78,778
2022	34,517
2023	22,599
Thereafter	38,703
Total	$281,157

9.	Property and Equipment, Net

Property and equipment consisted of the following at December 31, 2018 and September 30, 2019 (in thousands):

	December 31, 2018	September 30, 2019	Useful lives (years)
Buildings and leasehold improvements	$54,348	$71,698	1-15
Furniture and equipment	81,705	85,322	3-10
Computer systems and equipment	148,255	168,241	3-10
Construction equipment	12,074	11,753	5-7
Accumulated depreciation	(204,533)	(227,776)
Property and equipment, net	$91,849	$109,238

Depreciation expense for the three months ended September 28, 2018 and September 30, 2019 was $8.8 million and $8.9 million, respectively, and $24.0 million and $28.2 million, respectively, for the nine months ended September 28, 2018 and September 30, 2019.

10.	Sale-Leasebacks

During fiscal 2011, the Company consummated two sale-leaseback transactions associated with the sale of two office buildings from which the Company recognized a total gain in the consolidated statements of income (loss) of $106.7 million and a total deferred gain of $107.8 million. The current and long-term portion of the deferred gain had been recorded in “Accrued expenses and other current liabilities” and “Deferred gain resulting from sale-leaseback transactions” on the consolidated balance sheet at December 31, 2018, respectively, and was being recognized ratably over the minimum lease terms to which they relate, as an offset to rental expense in “Indirect, general and administrative expenses” in the consolidated statements of income. Amortization of the deferred gain was $1.8 million for the three months ended September 28, 2018 and $5.4 million for the nine months ended September 28, 2018. The deferred gain balance of $53.3 million as of December 31, 2018 was recognized as an adjustment to beginning retained earnings net of a deferred tax asset adjustment of $0.7 million during January 2019 in connection with the adoption of the new leasing standard. See “Note 6 – Leases”.

11.	Debt and Credit Facilities

Debt consisted of the following (in thousands):

Long-Term:	December 31, 2018	September 30, 2019
Revolving credit facility	$180,000	$-
Senior notes	250,000	250,000
Debt issuance costs	(836)	(694)
Total long-term	$429,164	$249,306

In November 2017, the Company entered into an amended and restated Credit Agreement. The Company incurred $2.0 million of costs in connection with this amendment. Under the agreement, the Company’s revolving credit facility was increased from $500 million to $550 million and the term of the agreement was extended through November 2022. The borrowings under the Credit Agreement bear interest, at the Company’s option, at either the Base Rate (as defined in the Credit Agreement), plus an applicable margin, or LIBOR plus an applicable margin. The applicable margin for Base Rate loans is a range of 0.125% to 1.00% and the applicable margin for LIBOR loans is a range of 1.125% to 2.00%, both based on the leverage ratio of the Company at the end of each fiscal quarter. The rates at December 31, 2018 and September 30, 2019 were 4.253% and 3.350%, respectively. Borrowings under this Credit Agreement are guaranteed by certain of the Company’s operating subsidiaries. Letters of credit commitments outstanding under this agreement aggregated to $49.8 million and $45.2 million at December 31, 2018 and September 30, 2019, respectively, which reduced borrowing limits available to the Company. Interest expense related to the credit agreement was $1.1 million and $6.4 million for the three and nine months ended September 30, 2019, respectively, and for the three and nine months ended September 28, 2018 was $2.5 million and $3.5 million, respectively.

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

The Company incurred $1.1 million of debt issuance costs in connection with the private placement. On August 10, 2018, the Company finalized an amended and restated intercreditor agreement related to this private placement to more closely align certain covenants and definitions with the terms under the 2017 amended and restated Credit Agreement and incurred $0.5 million of additional issuance costs. These costs are presented as a direct deduction from the debt on the face of the consolidated balance sheets.  Interest expense related to the Senior Notes for both the three and nine months ended September 28, 2018 and September 30, 2019 was $3.1 million and $9.3 million, respectively. The amortization of debt issuance costs and interest expense are recorded in “Interest expense” on the consolidated statements of income. The Company made interest payments related to the Senior Notes for both the three and nine months ended September 28, 2018 and September 30, 2019 of $6.2 million and $12.4 million, respectively.  Interest payable of $5.7 million and $2.6 million is recorded in “Accrued expenses and other current liabilities” on the consolidated balance sheets at December 31, 2018 and September 30, 2019, respectively, related to the Senior Notes.

The Credit Agreement and private placement includes various covenants, including restrictions on indebtedness, liens, acquisitions, investments or dispositions, payment of dividends and maintenance of certain financial ratios and conditions. The Company was in compliance with these covenants at December 31, 2018 and September 30, 2019.

The Company also has in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated $223.0 million and $220.6 million at December 31, 2018 and September 30, 2019, respectively.

Using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, and risk profile, the Company estimated the fair value (level 2) of its senior notes at September 30, 2019 approximates $269.3 million. See “Note 17 – Fair Value of Financial Instruments” for the definition of level 2 of the fair value hierarchy.

In January 2019, the Company borrowed $150.0 million under our Term Loan Agreement to partially finance the OGSystems acquisition.  On May 10, 2019, the Company used proceeds from its May 8, 2019 IPO to repay the $150.0 million outstanding balance under the Term Loan and this loan is now closed. Interest expense related to the term loan was $0 and $2.3 million for the three and nine months ended September 30, 2019, respectively.

Amortization of debt issuance costs for all the Company’s debt and credit facilities for the three months ended September 28, 2018 and September 30, 2019 was $0.2 million and $0.2 million, respectively and $0.5 million and $0.8 million for the nine months ended September 28, 2018 and September 30, 2019, respectively.

12.	Income Taxes

Historically, the Company had elected to be taxed under the provisions of Subchapter “S” of the Internal Revenue Code for federal tax purposes. As a result, income had not been subject to U.S. federal income taxes or state income taxes in those states where the “S” Corporation status is recognized. Therefore, previously, no provision or liability for federal or state income tax had been provided in the consolidated financial statements except for those states where the “S” Corporation status was not recognized, or where states imposed a tax on “S” Corporations.  The provision for income tax in the historical periods prior to the IPO consists of these state taxes and taxes from certain foreign taxes where the Company is subject to tax.

In connection with the Company’s IPO on May 8, 2019, the “S” Corporation status was terminated, and the Company is now treated as a “C” Corporation under the Code. The termination of the “S” Corporation election has had a material impact on the Company’s results of operations, financial condition, and cash flows as reflected in the June 30 and September 30, 2019 consolidated financial statements. The effective income tax rate has increased and net income has decreased as compared to the Company’s “S” Corporation tax years, since the Company is now subject to both U.S. federal and state corporate income taxes on its earnings.

For US corporate income tax purposes, the Company will apportion its 2019 taxable income ratably between the “S” Corporation and “C” Corporation periods, as allowed by law.  This allocation of income will effectively result in a blended income tax rate for the 2019 year, as only the C corporation earnings will be subject to both U.S. federal and state corporate income tax while the “S” Corporation earnings will be subject to tax in those states that tax “S” Corporations or do not recognize “S” Corporation status. The Company has estimated our 2019 effective tax benefit rate to be (69.69)%.  The most significant item contributing to the difference between the effective rate and the statutory U.S. Federal income tax rate of 21.0% for the quarter ended September 30, 2019 is the tax impact of updating the revaluation of deferred tax assets and liabilities, resulting from the conversion from an “S” to a “C” Corporation.

   The termination for the “S” Corporation status has been treated as a change in tax status under Accounting Standards Codification 740, “Income Taxes”. These rules require that the deferred tax effects of a change in tax status be recorded to income from continuing operations on the date the “S” Corporation status terminates. During the quarter ended June 30, 2019 the Company recorded a discrete deferred tax benefit of $56 million for the estimated effect of the change in tax status, relating to the recognition of net deferred tax assets for temporary differences in existence on the date of conversion to a “C” Corporation. During the quarter ended September 30, 2019, the Company has updated the estimate to $85 million, representing an increase in expected benefit of $29 million. The update primarily relates to a change in the forecasted temporary differences as of the conversion, changes in deferred tax assets resulting from 2018 tax return-to-provision adjustments, and changes in tax accounting methods that were made with the 2018 tax return during the third quarter. This amount is subject to additional revision based upon actual results for the current year.  The $29 million increase was recorded as a discrete tax benefit in the three months ended September 30, 2019.

The US government enacted comprehensive tax legislation on December 22, 2017, which is commonly referred to as the Tax Cuts and Jobs Act ("TCJA"). The TCJA significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The TCJA also repealed the deduction for domestic production activities, limited the deductibility of certain executive compensation, and implemented a modified territorial tax system with the introduction of the Global Intangible Low-Taxed Income (“GILTI”) tax rules. The TCJA also imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries. As a Subchapter “S” corporation the TCJA had a limited effect on the Company’s 2018 effective tax rate. The Company calculated that as a “C” corporation in 2019, the provisions of TCJA, except for the statutory rate, will not have a material impact on the income tax provision.   Under GAAP, the Company is allowed to make an accounting policy election of either: (i) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost ” method); or (ii) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred” method).   For taxable income inclusions due to the GILTI tax rules, the Company has elected the period cost method and has included the impact in the estimated annual effective tax rate as of September 30, 2019.

As of September 30, 2019, the Company’s deferred tax assets included a valuation allowance of $18.1 million primarily related to foreign net operating loss carryforwards, foreign tax credit carryforwards, and capital losses that the Company determined are not more likely than not to be realized. The factors used to assess the likelihood of realization were the past performance of the related entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.

As of December 31,2018 and September 30, 2019, the liability for income taxes associated with uncertain tax positions was $9.9 million and $14.6 million, respectively.  Management believes it is unlikely that the liability for unrecognized tax benefits related to existing matters would increase or decrease within the next 12 months by a material amount.  The Company is routinely subject to tax audit in several jurisdictions.  Although adjustments could result from these audits, the Company is not aware of any issue that would materially change the liability for uncertain tax positions.

13.	Commitments and Contingencies

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

 On or about March 1, 2017, the Peninsula Corridor Joint Powers Board, or the JPB, filed a lawsuit against Parsons Transportation Group, Inc., or PTG, in the Superior Court of California, County of San Mateo, in connection with a positive train control project on which PTG was engaged prior to termination of its contract by the JPB. PTG had previously filed a lawsuit against the JPB for breach of contract and wrongful termination. The JPB seeks damages in excess of $100.0 million, which the Company is currently disputing. In addition to filing a complaint for breach of contract and wrongful termination, the Company has denied the allegations raised by the JPB and, accordingly, filed affirmative defenses. The Company is currently defending against the JPB’s claims and the parties are still engaged in discovery. The Company also has a professional liability insurance policy to the extent the JPB proves any errors or omissions occurred. At this time, we are unable to determine the probability of the outcome of the litigation or determine a potential range of loss, if any. The Company has also filed a third-party claim against a subcontractor for indemnification in connection with this matter.

In September 2015, a former Parsons employee filed an action in the United States District Court for the Northern District of Alabama against us as a qui tam relator on behalf of the United States (the “Relator”) alleging violation of the False Claims Act. The United States government did not intervene in this matter as it is allowed to do so under the statute. The Company filed a motion to dismiss the lawsuit on the grounds that the Relator did not meet the applicable statute of limitations. The District Court granted the motion to dismiss. The Relator’s attorney appealed the decision to the United States Court of Appeals of the Eleventh Circuit, which ultimately ruled in favor of the Relator, and the Company petitioned the United States Supreme Court to review the decision. The Supreme Court reviewed the decision and accepted the position of the Relator.  The case was thus remanded to the United States District Court for the Northern District of Alabama.  The defendants, including Parsons, will file appropriate pleadings opposing the allegations.   At this time, we are unable to determine the probability of the outcome of the litigation or determine a potential range of loss, if any.

Federal government contracts are subject to audits, which are performed for the most part by the Defense Contract Audit Agency (“DCAA”). Audits by the DCAA and other agencies consist of reviews of our overhead rates, operating systems and cost proposals to ensure that we account for such costs in accordance with the Cost Accounting Standards (“CAS”). If the DCAA determines we have not accounted for such costs in accordance with the CAS, the DCAA may disallow these costs. The disallowance of such costs may result in a reduction of revenue and additional liability for the Company. Historically, the Company has not experienced any material disallowed costs as a result of government audits. However, the Company can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. All audits of costs incurred on work performed through 2010 have been closed, and years thereafter remain open.

Although there can be no assurance that these matters will be resolved favorably, management believes that their ultimate resolution will not have a material adverse impact on the Company’s consolidated financial position, results of operations, or cash flows.

14.	Retirement and Other Benefit Plans

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

There is a lock-up agreement in place through November 3, 2019 affecting the ability of the ESOP Trustee to trade shares of the Company’s stock.  During the lock-up period, the Trustee will redeem eligible participants’ interests in their ESOP accounts for cash, funded by the May 10, 2019 IPO Dividend described below.  If that cash is exhausted before the end of the lock-up period, participants will put their shares to the Company which will redeem them for cash.  Upon the expiration of the lock-up period, all shares held by the ESOP will be redeemable by participants in shares of the Company’s stock once vesting and eligibility requirements have been met. The Company presents all shares held by the ESOP as temporary equity on the consolidated balance sheets at their redemption value.  The Company elected the policy to adjust the temporary equity balance to the maximum redemption amount at each balance sheet date for units that are not currently redeemable.  Accordingly, at each balance sheet date, the Company will adjust the temporary equity balance to its maximum redemption amount with a corresponding offset to retained earnings.

Total ESOP contribution expense was $11.4 million and $12.3 million for the three months ended September 28, 2018 and September 30, 2019, respectively, and $34.1 million and $36.8 million for the nine months ended September 28, 2018 and September 30, 2019, respectively. The expense is recorded in “Direct costs of contracts” and “Indirect, general and administrative expense” in the consolidated statements of income. The fiscal 2019 ESOP contribution has not yet been made.  The amount is currently included in accrued liabilities.

At December 31, 2018 and September 30, 2019, 78,172,809 shares and 78,138,602 shares of the Company’s stock were held by the ESOP which the Company recorded at their aggregate redemption value of $1.9 billion and $2.6 billion, respectively. On April 3, 2019, the board of directors of the Company declared a cash dividend to the Company’s sole existing shareholder at that time, the ESOP, in the amount of $2.00 per share, or $52.1 million in the aggregate (the “IPO Dividend”). The IPO Dividend was paid on May 10, 2019. On April 15, 2019, the board of directors of the Company declared a common stock dividend in a ratio of two shares of common stock for every one share of common stock then held by the Company’s shareholder (the “Stock Dividend”). The record date of the Stock Dividend was May 7, 2019, the day immediately prior to the consummation of the Company’s IPO on May 8, 2019, and the payment date of the Stock Dividend was May 8, 2019. Purchasers of the Company’s common stock in the Company’s public offering were not entitled to receive any portion of the Stock Dividend. During the year ended December 31, 2018, the Company did not declare any dividends.  Please see the Company’s Form S-1/A, filed April 29, 2019, for a further discussion of the Company’s ESOP.

As part of an acquisition in 2014, the Company acquired a defined contribution pension plan, a defined benefit pension plan, and supplemental retirement plan. For the defined contribution pension plan, the Company contributes a base amount plus an additional amount based upon a predetermined formula. At December 31, 2018 and September 30, 2019, the defined benefit pension plan was in a net asset position of $1.7 million and $1.7 million, respectively, which is recorded in “Other noncurrent assets” on the consolidated balance sheets.

15.	Investments in and Advances to Joint Ventures

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

Letters of credit outstanding described in “Note 11 – Debt and Credit Facilities” that relate to project ventures are $76.8 million and $72.4 million at December 31, 2018 and September 30, 2019, respectively.

In the table below, aggregated financial information relating to the Company’s joint ventures is provided because their nature, risk and reward characteristics are similar. None of the Company’s current joint ventures that meet the characteristics of a VIE are individually significant to the consolidated financial statements.

Consolidated Joint Ventures

The following represents financial information for consolidated joint ventures included in the consolidated financial statements (in thousands):

	December 31, 2018	September 30, 2019
Current assets	$287,227	$254,204
Noncurrent assets	2,689	2,836
Total assets	289,916	257,040
Current liabilities	199,833	198,079
Total liabilities	199,833	198,079
Total joint venture equity	$90,083	$58,961

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 30, 2019	September 28, 2018	September 30, 2019
Revenue	$126,480	$117,611	$413,548	$341,719
Costs	116,468	108,839	262,146	322,826
Net income	$10,012	$8,772	$151,402	$18,893
Net income attributable to noncontrolling interests	$4,844	$4,481	$10,316	$8,012

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

The following represents the financial information of the Company’s unconsolidated joint ventures as presented in their unaudited financial statements (in thousands):

	December 31, 2018	September 30, 2019
Current assets	$707,457	$778,876
Noncurrent assets	876,385	956,367
Total assets	1,583,842	1,735,243
Current liabilities	560,306	625,949
Noncurrent liabilities	813,269	895,514
Total liabilities	1,373,575	1,521,463
Total joint venture equity	210,267	213,780
Investments in and advances to unconsolidated joint ventures	$63,560	$66,584

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 30, 2019	September 28, 2018	September 30, 2019
Revenue	$482,634	$474,600	$1,234,946	$1,225,284
Costs	462,042	452,001	1,186,184	1,166,008
Net income	$20,592	$22,599	$48,762	$59,276
Equity in earnings of unconsolidated joint ventures	$12,707	$7,274	$25,577	$29,305

The Company received net distributions from (made contributions to) its unconsolidated joint ventures for the three months ended September 28, 2018 and September 30, 2019 of $20.1 million and $13.7 million, respectively, and $28.6 million and $28.0 million for the nine months ended September 28, 2018 and September 30, 2019, respectively.

16.	Related Party Transactions

The Company often provides services to unconsolidated joint ventures and revenues include amounts related to recovering overhead costs for these services. Revenues related to services the Company provided to unconsolidated joint ventures for the three months ended September 28, 2018 and September 30, 2019, were $36.6 million and $28.8 million , respectively, and for the nine months ended September 28, 2018 and September 30, 2019, were $112.2 million and $113.1 million, respectively. For the three months ended September 28, 2018 and September 30, 2019, the Company incurred $28.2 million and $20.5 million, respectively and for the nine months ended September 28, 2019 and September 30, 2019, $85.2 million and $86.3 million, respectively of reimbursable costs. Amounts included in the consolidated balance sheets related to services the Company provided to unconsolidated joint ventures is as follows (in thousands):

	December 31, 2018	September 30, 2019
Accounts receivable	$38,742	$44,637
Contract assets	2,648	2,734
Contract liabilities	$10,861	$5,517

17.	Fair Value of Financial Instruments

The authoritative guidance on fair value measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). At December 31, 2018 and September 30, 2019, the Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable, and other liabilities. The fair values of these financial instruments approximate their carrying values due to their short-term maturities.

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

The following table sets forth assets associated with the pension plan in “Note 14 – Retirement and Other Benefit Plans” that are accounted for at fair value by Level within the fair value hierarchy.

Fair value as of December 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Mutual funds	$2,539	$-	$-	$2,539
Fixed income	-	10,168	-	10,168
Cash and cash equivalents	361	-	-	361
	$2,900	$10,168	$-	$13,068

Fair value as of September 30, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Mutual funds	$2,888	$-	$-	$2,888
Fixed income	-	10,579	-	10,579
Cash and cash equivalents	294	-	-	294
	$3,182	$10,579	$-	$13,761

As described in “Note 14 – Retirement and Other Benefit Plans,” the Company acquired a defined contribution pension plan, a defined benefit pension plan, and supplemental retirement plans. At December 31, 2018 and September 30, 2019, the Company measured the mutual funds held within the defined benefit pension plan at fair value using unadjusted quoted prices in active markets that are accessible for identical assets. The Company measured the fixed income securities using market bid and ask prices. The inputs that are significant to valuation of fixed income securities are generally observable and therefore have been classified as Level 2.

The following table sets forth redeemable common stock associated with the ESOP in as described in “Note 14 – Retirement and Other Benefit Plans” that is accounted for at fair value by Level within the fair value hierarchy.

Fair value as of December 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Redeemable common stock	$-	$-	$1,876,309	$1,876,309

Fair value as of September 30, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Redeemable common stock	$2,577,011	$-	$-	$2,577,011

As described in “Note 14 – Retirement and Other Benefit Plans,” the Company is obligated to redeem eligible participants’ interests in their ESOP accounts for cash upon an employee’s election. All shares held by the ESOP are eventually redeemable in the future for cash at the option of the holder once vesting and eligibility requirements have been met. The Company presents all shares held by the ESOP as temporary equity on the consolidated balance sheets at their redemption value. At December 31, 2018 and September 30, 2019, 78,172,809 shares and 78,138,602 shares, respectively, of the Company’s stock were held by the ESOP which the Company recorded at their aggregate redemption values of $1.9 billion and $2.6 billion, respectively. The December 31, 2018 redemption values is based on a share price established by the ESOP trustee, taking into account, among other things, the advice of a third-party valuation consultant for the ESOP trustee as well as the ESOP trustee’s knowledge of the Company. The share price valuation was determined using a combination of income and market-based methods that utilized unobservable Level 3 inputs, including significant assumptions such as forecasted revenue and operating margins, working capital requirements, and weighted average cost of capital. The September 30, 2019 redemption value is based on the Company’s closing share price in an active market and therefore has been classified as Level 1.

The following tables present a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) (in thousands):

Balance at December 31, 2018	$1,876,309
Transfer to Level 1	(1,876,309)
Balance at September 30, 2019	$-

18.	Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding during the period and income available to shareholders.

Diluted earnings per share (“EPS”) is computed similar to basic EPS, except the weighted average number of shares outstanding is increased to include the dilutive effects of outstanding stock options and other stock-based awards. There were no dilutive securities outstanding for the three and nine months ended September 28, 2018 and September 30, 2019.

The weighted average number of shares used to compute basic and diluted EPS were:

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 30, 2019	September 28, 2018	September 30, 2019
Basic weighted average number of shares outstanding	79,185,527	99,434,877	80,702,032	89,977,493
Dilutive common share equivalents	-	-	-	-
Diluted weighted average number of shares outstanding	79,185,527	99,434,877	80,702,032	89,977,493

19.	Segment Information

The Company operates in two reportable segments: Federal Solutions and Critical Infrastructure.

The Federal Solutions segment provides advanced technical solutions to the U.S. government, delivering timely, cost-effective hardware, software and services for mission-critical projects. The segment provides advanced technologies, supporting national security missions in cybersecurity, missile defense, and military facility modernization, logistics support, hazardous material remediation and engineering services.

The Critical Infrastructure segment provides integrated engineering and management services for complex physical and digital infrastructure around the globe. The Critical Infrastructure segment is a technology innovator focused on next generation digital systems and complex structures. Industry leading capabilities in engineering and project management allow the Company to deliver significant value to customers by employing cutting-edge technologies, improving timelines and reducing costs.

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

The following table summarizes business segment revenue for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 30, 2019	September 28, 2018	September 30, 2019
Federal Solutions revenue	$443,725	$486,175	$1,076,125	$1,387,484
Critical Infrastructure revenue	532,432	537,102	1,555,443	1,529,940
Total revenue	$976,157	$1,023,277	$2,631,568	$2,917,424

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

	Three Months Ended		Nine Months Ended
Adjusted EBITDA attributable to Parsons Corporation	September 28, 2018	September 30, 2019	September 28, 2018	September 30, 2019
Federal Solutions	$45,556	$50,359	$101,052	$126,658
Critical Infrastructure	38,006	33,976	80,296	102,177
Adjusted EBITDA attributable to Parsons Corporation	83,562	84,335	181,348	228,835
Adjusted EBITDA attributable to noncontrolling interests	5,002	4,655	10,681	8,384
Depreciation and amortization	(23,599)	(31,027)	(46,656)	(92,692)
Interest expense, net	(5,589)	(4,482)	(12,117)	(18,448)
Income tax (expense) benefit	(4,154)	15,453	(18,526)	67,063
Litigation-related gains(a)	-	-	129,674	-
Amortization of deferred gain resulting from sale-leaseback transactions(b)	1,798	-	5,440	-
Equity-based compensation	(5,049)	1,657	(13,198)	(45,504)
Transaction-related costs(c)	(2,456)	(9,891)	(7,511)	(26,961)
Restructuring(d)	-	(309)	-	(2,880)
Other(e)	(3,449)	902	(3,929)	(2,973)
Net income including noncontrolling interests	46,066	61,293	225,206	114,824
Net income attributable to noncontrolling interests	4,844	4,481	10,316	8,012
Net income attributable to Parsons Corporation	$41,222	$56,812	$214,890	$106,812

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

(b)	Reflects recognized deferred gains related to sales-leaseback transactions described in “Note 10 – Sale-Leasebacks.”
(c)	Reflects costs incurred in connection with acquisitions, the IPO, and other non-recurring transaction costs, primarily fees paid for professional services and employee retention.
(d)	Reflects costs associated with corporate restructuring initiatives.
(e)	Includes a combination of gain/loss related to sale of fixed assets, software implementation costs, and other individually insignificant items that are non-recurring in nature.

Asset information by segment is not a key measure of performance used by the CODM.

The following tables presents revenues and property and equipment, net by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 30, 2019	September 28, 2018	September 30, 2019
Revenue
North America	$805,320	$849,839	$2,131,562	$2,400,124
Middle East	164,677	169,028	485,377	504,604
Rest of World	6,160	4,410	14,629	12,696
Total Revenue	$976,157	$1,023,277	$2,631,568	$2,917,424

The geographic location of revenue is determined by the location of the customer.  The prior reporting of revenue by geographic location has been conformed to the current presentation.

	December 31, 2018	September 30, 2019
Property and Equipment, Net
North America	$86,847	$103,690
Middle East	5,002	5,548
Total Property and Equipment, Net	$91,849	$109,238

North America includes revenue in the United States for the three months ended September 28, 2018 and September 30, 2019 of $747.7 million and $774.2 million, respectively, and for the nine months ended September 28, 2018 and September 30, 2019, $2.0 billion and $2.2 billion, respectively. North America property and equipment, net includes $79.9 million and $97.3 million of property and equipment, net in the United States at December 31, 2018 and September 30, 2019, respectively.

The following table presents revenues by business lines (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 30, 2019	September 28, 2018	September 30, 2019
Revenue
Cyber & Intelligence	$68,895	$90,429	$177,838	$247,710
Defense	133,259	144,160	297,318	425,603
Mission Solutions	122,780	87,936	280,902	237,914
Engineered Systems	118,791	129,989	320,067	367,542
Geospatial	-	33,661	-	108,715
Federal Solutions revenues	443,725	486,175	1,076,125	1,387,484
Connected Communities	165,529	151,779	491,444	459,277
Mobility Solutions	300,523	286,199	894,796	836,779
Industrial	66,380	99,124	169,203	233,884
Critical Infrastructure revenues	532,432	537,102	1,555,443	1,529,940
Total Revenue	$976,157	$1,023,277	$2,631,568	$2,917,424

Revenue for the three and nine months ended September 28, 2018 included $55.1 million related to the settlement of a claim that was resolved in favor of the Company in the Mobility Solutions business line of our Critical Infrastructure segment.  Please see “Note 14 – Commitments and Contingencies” in the Company’s Form S-1/A filed on April 29, 2019, for a description of this matter.  Excluding the claim settlement, revenue for the nine months ended September 28, 2018 for the Critical Infrastructure segment was $1.5 billion, respectively and for the Mobility Solutions revenue business line revenue was and $839.7 million, respectively.

20.	Subsequent Events

On October 14, 2019, the Board of Directors of the Company approved the repurchase by the Company of shares of its Common Stock pursuant to the Company’s ESOP.  The ESOP provides that, if, prior to the expiration of the lock-up period in connection with the Company’s initial public offering, the trust administering the ESOP has insufficient cash to fund all requested distributions, then, with respect to any distribution election received after the date the ESOP trustee determines it will no longer have sufficient cash to fund all requested distributions during the lock-up period, and provides at least 10 business days' written notice to the Company of such determination, the Company shall automatically, and without further action by the Company or the ESOP trustee, repurchase such number of shares of the Company's Common Stock held by the trust as is subject to any such election.  The Company repurchased approximately 157,100 shares of its Common Stock for approximately $5.4 million.  Pursuant to expiration of the lock-up period, the ESOP will commence regular distributions of shares to brokerage accounts of retired participants who have met the requirements for distribution.

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

Parsons Corporation Enabling a Safer, Smarter and More Interconnected World Segments Federal Solutions Technology solutions for defense and intelligence customers Critical Infrastructure Engineering and management services for complex physical and digital infrastructure customers Financial Snapshot $2.9B Revenue for nine months ended 9/30/19 Critical Infrastructure 52% Federal Solutions 48% $3.3B Contract Awards for nine months ended 9/30/19 Critical Infrastructure 38% Federal Solutions 62% Key Facts and Figures 75 Year History ~16K Employees 5% Revenue Growth (Q3 2019) 1.2x TTM Book-to-Bill $8.3B Backlog as of  9/30/2019 Parsons 1

Parsons Corporation Enabling a Safer, Smarter and More Interconnected World Segments Federal Solutions Technology solutions for defense and intelligence customers Critical Infrastructure Engineering and management services for complex physical and digital infrastructure customers Financial Snapshot $2.9B Revenue for nine months ended 9/30/19 Critical Infrastructure 52% Federal Solutions 48% $3.3B Contract Awards for nine months ended 9/30/19 Critical Infrastructure 38% Federal Solutions 62% Key Facts and Figures 75 Year History~16K Employees 5% Revenue Growth (Q3 2019) 1.2x TTM Book-to-Bill $8.3B Backlog as of 9/30/2019

Overview

We are a leading provider of technology-driven solutions in the defense, intelligence and critical infrastructure markets. We provide solutions comprised of technical engineering services, software and hardware to address our customers’ challenges. We have developed significant expertise and differentiated capabilities in key areas of cybersecurity, intelligence, defense, military training and development, connected communities, physical infrastructure and mobility solutions. By combining our talented team of professionals and advanced technology, we help solve complex technical challenges to enable a safer, smarter and more interconnected world.

We operate in two reporting segments, Federal Solutions and Critical Infrastructure. Our Federal Solutions business provides advanced technical solutions to the U.S. government. Our Critical Infrastructure business provides integrated engineering and management services for complex physical and digital infrastructure to state and local governments and large companies.

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

Key Metrics

We manage and assess the performance of our business by evaluating a variety of metrics. The following table sets forth selected key metrics (in thousands, except Book-to-Bill):

	September 28, 2018	September 30, 2019
Awards (year to date)	$3,218,816	$3,334,434
Backlog (1)	$7,963,225	$8,250,514
Book-to-Bill (year to date)	1.2	1.1

(1)

Difference between our backlog of $8.3 billion and our remaining unsatisfied performance obligations, or RUPO, of $5.1 billion, each as of September 30, 2019, is due to (i) unissued delivery orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

Awards

Awards generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Contract awards include both new and re-compete contracts and task orders. Given that new contract awards generate growth, we closely track our new awards each year.

The following table summarizes the year to date value of new awards for the periods presented below (in thousands):

	Three months ended		Nine Months Ended
	September 28, 2018	September 30, 2019	September 28, 2018	September 30, 2019
Federal Solutions	$671,615	$845,559	$1,624,573	$2,076,928
Critical Infrastructure	552,034	289,665	1,594,243	1,257,506
Total Awards	$1,223,649	$1,135,224	$3,218,816	$3,334,434

The change in new awards from year to year in our Federal Solutions segment is primarily due to significant awards in our legacy business and from business acquisitions.  The change in new awards from year to year in our Critical Infrastructure segment is primarily due to ordinary course fluctuations.  The volume of contract awards can fluctuate in any given period due to win rate and the timing and size of the awards issued by our customers.

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

The following table summarizes the value of our backlog at the respective dates presented below: (in thousands):

	September 28, 2018	September 30, 2019
Federal Solutions:
Funded	$998,863	$1,214,919
Unfunded	3,838,046	3,946,784
Total Federal Solutions	4,836,909	5,161,703
Critical Infrastructure:
Funded	3,126,316	3,050,525
Unfunded	-	38,286
Total Critical Infrastructure	3,126,316	3,088,811
Total Backlog (1)	$7,963,225	$8,250,514

(1)

Difference between our backlog of $8.3 billion and our RUPO of $5.1 billion, each as of September 30, 2019, is due to (i) unissued delivery orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

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

We expect to recognize $2.8 billion of our funded backlog at September 30, 2019 as revenues in the following twelve months. However, our U.S. federal government customers may cancel their contracts with us at any time through a termination for convenience or may elect to not exercise option periods under such contracts. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed. See “Risk Factors—Risks Relating to Our Business—We may not realize the full value of our backlog, which may result in lower than expected revenue” in the Company’s Form S-1/A filed on April 29, 2019.

The changes in backlog in our Federal Solutions segment is primarily from business acquisitions which contributed $0.3 billion.  The change in backlog in our Critical Infrastructure segment was primarily due to ordinary course fluctuations in our business. Our backlog will fluctuate in any given period based on the volume of awards issued in comparison to the revenue generated from our existing contracts.

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

	Three months ended		Nine Months Ended
	September 28, 2018	September 30, 2019	September 28, 2018	September 30, 2019
Federal Solutions	1.5	1.7	1.5	1.5
Critical Infrastructure	1.0	0.5	1.0	0.8
Overall	1.3	1.1	1.2	1.1

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

Acquired Operations

Polaris Alpha

On May 31, 2018, the Company acquired Polaris Alpha for $489.1 million. Polaris Alpha is an advanced, technology-focused provider of innovative mission solutions for national security, intelligence and other U.S. federal customers. The acquisition was funded by cash on-hand and borrowings under our Revolving Credit Facility. The financial results of Polaris Alpha have been included in our consolidated results of operations from May 31, 2018 onward.

OGSystems

On January 7, 2019, the Company acquired OGSystems for $292.4 million. OGSystems provides geospatial intelligence, big data analytics and threat mitigation for defense and intelligence customers. The acquisition was funded by cash on-hand and borrowings under our Term Loan and Revolving Credit Facility. The financial results of OGSystems have been included in our consolidated results of operations from January 7, 2019 onward.

QRC Technologies

On July 31, 2019, the Company acquired QRC Technologies for $214.1 million.  QRC Technologies provides design and development of open-architecture radio-frequency products.  The acquisition was funded by cash on-hand and borrowings under our Revolving Credit Facility.  The financial results of QRC Technologies have been included in our consolidated results of operations from July 31, 2019 onward.

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

Results of Operations

In October 2018, our board of directors approved a change in our annual and quarterly fiscal period ends from the last Friday on or before the calendar year or quarterly month-end to the last day of the calendar year or quarterly month-end. Accordingly, the period end for the first, second, and third quarters of fiscal 2018 and fiscal 2019 are March 30, 2018, June 29, 2018, and September 28, 2018, respectively, and March 31, 2019, June 30, 2019, and September 30, 2019, respectively.  The number of days in the three and nine month periods ended September 28, 2018 and September 30, 2019 were 91 and 273, respectively, and 92 and 273, respectively.

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

We recognize revenue for work performed under cost-plus, time-and-materials and fixed-price contracts, as follows:

Under cost-plus contracts, we are reimbursed for allowable or otherwise defined costs incurred, plus a fee. The contracts may also include incentives for various performance criteria, including quality, timeliness, safety and cost-effectiveness. In addition, costs are generally subject to review by clients and regulatory audit agencies, and such reviews could result in costs being disputed as non-reimbursable under the terms of the contract. Revenue for cost-plus contracts is generally recognized using the cost-to-cost measure of progress method. Accounting for the sales and profits on performance obligations for which progress is measured using the cost-to-cost method involves the preparation of estimates of: (1) transaction price and (2) total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s statement of work.

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

The table below presents the percentage of total revenue for each type of contract.

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 30, 2019	September 28, 2018	September 30, 2019
Fixed-price	30.8%	28.2%	31.7%	29.2%
Time-and-materials	26.1%	27.9%	27.8%	27.8%
Cost-plus	43.2%	43.9%	40.5%	43.1%

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

Joint Ventures

We conduct a portion of our business through joint ventures or similar partnership arrangements. For the joint ventures we control, we consolidate all the revenues and expenses in the Company’s consolidated statements of income (including revenues and expenses attributable to noncontrolling interests). For the joint ventures we do not control, we recognize equity in earnings (loss) of unconsolidated joint ventures. Our revenues included amounts related to services we provided to our unconsolidated joint ventures for three months ended September 28, 2018 and September 30, 2019, of $36.6 million and $28.8 million, respectively, and for the nine months ended September 28, 2018 and September 30, 2019, $112.2 million and $113.1 million, respectively.

Operating costs and expenses

Operating costs and expenses primarily include direct costs of contracts and indirect, general and administrative expenses. Costs associated with compensation-related expenses for our people and facilities, which includes ESOP contribution expenses, are the most significant component of our operating expenses. Total ESOP contribution expense for the three months ended September 28, 2018 and September 30, 2019 was $11.4 million and $12.3 million, respectively, and for the nine months ended September 28, 2018 and September 30, 2019 was $34.1 million and $36.8 million, respectively, and is recorded in “Direct cost of contracts” and “Indirect, general and administrative expenses.” We expect operating expenses to increase due to our anticipated growth and the incremental costs associated with being a public company. In particular, under our existing compensation plans, we will adjust our compensation expense on a quarterly basis for any change in our share price from the end of the prior quarter. However, on a forward-looking basis, we generally expect these costs to decline as a percentage of our total revenue as we realize the benefits of scale.

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

Adjusted EBITDA

The following table sets forth Adjusted EBITDA, Net Income Margin, and Adjusted EBITDA Margin for the three and nine months ended September 28, 2018 and September 30, 2019.

	Three Months Ended		Nine Months Ended
(U.S. dollars in thousands)	September 28, 2018	September 30, 2019	September 28, 2018	September 30, 2019
Adjusted EBITDA (1)	$88,564	$88,990	$192,029	$237,219
Net Income Margin (2)	4.7%	6.0%	8.6%	3.9%
Adjusted EBITDA Margin (3)	9.1%	8.7%	7.3%	8.1%

(1)	A reconciliation of net income attributable to Parsons Corporation to Adjusted EBITDA is set forth below (in thousands).

(2)	Net Income Margin is calculated as net income including noncontrolling interest divided by revenue in the applicable period
(3)	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by revenue in the applicable period.

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 30, 2019	September 28, 2018	September 30, 2019
Net income attributable to Parsons Corporation	$41,222	$56,812	$214,890	$106,812
Interest expense, net	5,589	4,482	12,117	18,448
Income tax provision (benefit)	4,154	(15,453)	18,526	(67,063)
Depreciation and amortization	23,599	31,027	46,656	92,692
Net income attributable to noncontrolling interests	4,844	4,481	10,316	8,012
Litigation-related gains(a)	-	-	(129,674)	-
Amortization of deferred gain resulting from sale-leaseback transactions(b)	(1,798)	-	(5,440)	-
Equity-based compensation	5,049	(1,657)	13,198	45,504
Transaction-related costs(c)	2,456	9,891	7,511	26,961
Restructuring(d)	-	309	-	2,880
Other(e)	3,449	(902)	3,929	2,973
Adjusted EBITDA	$88,564	$88,990	$192,029	$237,219

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

(b)	Reflects recognized deferred gains related to sales-leaseback transactions described in “Note 10- Sale-Leasebacks.”
(c)	Reflects costs incurred in connection with acquisitions, IPO, and other non-recurring transaction costs, primarily fees paid for professional services and employee retention.
(d)	Reflects costs associated with our corporate restructuring initiatives.
(e)	Includes a combination of gain/loss related to sale of fixed assets, software implementation costs, and other individually insignificant items that are non-recurring in nature.

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests (in thousands):

	Three Months Ended		Variance		Nine Months Ended		Variance
	September 28, 2018	September 30, 2019	Dollar	Percent	September 28, 2018	September 30, 2019	Dollar	Percent
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$45,556	$50,359	$4,803	10.5%	$101,052	$126,658	$25,606	25.3%
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	38,006	33,976	(4,030)	-10.6%	80,296	102,177	21,881	27.3%
Adjusted EBITDA attributable to noncontrolling interests	5,002	4,655	(347)	-6.9%	10,681	8,384	(2,297)	-21.5%
Total Adjusted EBITDA	$88,564	$88,990	$426	0.5%	$192,029	$237,219	$45,190	23.5%

The following table sets forth our results of operations for the three and nine months ended September 28, 2018 and September 30, 2019 as a percentage of revenue.

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 30, 2019	September 28, 2018	September 30, 2019
Revenues	100%	100%	100%	100%
Direct costs of contracts	80.2%	78.0%	78.1%	78.8%
Equity in earnings of unconsolidated joint ventures	1.3%	0.7%	1.0%	1.0%
Indirect, general and administrative expenses	15.4%	17.4%	16.0%	19.9%
Operating income	5.6%	5.2%	6.9%	2.3%
Interest income	0.0%	0.0%	0.1%	0.0%
Interest expense	-0.6%	-0.5%	-0.6%	-0.7%
Other income, net	0.1%	-0.3%	0.0%	-0.1%
(Interest and other expense) gain associated with claim on long-term contract	0.0%	0.0%	2.8%	0.0%
Total other income (expense)	-0.5%	-0.7%	2.4%	-0.7%
Income before income tax provision	5.1%	4.5%	9.3%	1.6%
Income tax benefit (provision)	-0.4%	1.5%	-0.7%	2.3%
Net income including noncontrolling interests	4.7%	6.0%	8.6%	3.9%
Net income attributable to noncontrolling interests	-0.5%	-0.4%	-0.4%	-0.3%
Net income attributable to Parsons Corporation	4.2%	5.6%	8.2%	3.7%

Revenue

	Three Months Ended		Variance		Nine Months Ended		Variance
(U.S. dollars in thousands)	September 28, 2018	September 30, 2019	Dollar	Percent	September 28, 2018	September 30, 2019	Dollar	Percent
Revenue	$976,157	$1,023,277	$47,120	4.8%	$2,631,568	$2,917,424	$285,856	10.9%

enue In millions $3,000 $2,900 $2,800 $2,700 $2,600 $2,500 $2,400 $2,300 $2,200 $2,100 $2,000 $2,576 $64 $277 $2,917 YTD 2018 - Excluding Claim Settlement Organic Acquisitions YTD 2019 $ In millions

Revenue increased $47.1 million for the three months ended September 30, 2019 when compared to the corresponding period last year, primarily due to an increase in revenue in our Federal Solutions segment of $42.5 million and an increase in our Critical Infrastructure segment of $4.7 million.

Revenue for the nine months ended September 28, 2018 included $55.1 million related to the settlement of a claim that was resolved in favor of the Company on June 13, 2018, in our Critical Infrastructure segment.  Please see “Note 14 – Commitments and Contingencies” in the Company’s Form S-1/A filed on April 29, 2019, for a description of this matter.  Excluding the claim settlement, revenue increased $341.0 million for the nine months ended September 30, 2019 when compared to the corresponding period last year, primarily due to an increase in revenue in our Federal Solutions segment of $311.4 million and an increase in our Critical Infrastructure segment of $29.6 million See “—Segment Results” below for further discussion.

Direct costs of contracts

	Three Months Ended		Variance		Nine Months Ended		Variance
(U.S. dollars in thousands)	September 28, 2018	September 30, 2019	Dollar	Percent	September 28, 2018	September 30, 2019	Dollar	Percent
Direct costs of contracts	$783,018	$798,552	$15,534	2.0%	$2,054,201	$2,297,512	$243,311	11.8%

Direct cost of contracts increased for the three months ended September 30, 2019 when compared to the corresponding period last year primarily due to an increase of $18.5 million in our Federal Solutions segment offset by a decrease of $3.0 million in our Critical Infrastructure segment. The increase in our Federal Solutions segment was due primarily to business acquisitions, which added $27.4 million, and was primarily offset by a decrease in pass-through sub-contractor and material costs. The decrease in our Critical Infrastructure segment was primarily due to a decrease in pass-through sub-contractor and material costs. Direct cost of contracts increased for the nine months ended September 30, 2019 when compared to the corresponding period last year, primarily due to an increase of $221.8 million in our Federal Solutions segment and from an increase of $21.5 million in our Critical Infrastructure segment. The increase in our Federal Solutions segment was due primarily to business acquisitions, which added $207.8 million. The increase in our Critical Infrastructure segment was primarily due to an increase in business volume under existing contracts.

Equity in earnings of unconsolidated joint ventures

	Three Months Ended		Variance		Nine Months Ended		Variance
(U.S. dollars in thousands)	September 28, 2018	September 30, 2019	Dollar	Percent	September 28, 2018	September 30, 2019	Dollar	Percent
Equity in earnings of unconsolidated joint ventures	$12,707	$7,274	$(5,433)	-42.8%	$25,577	$29,305	$3,728	14.6%

Equity in earnings of unconsolidated joint ventures decreased for the three months ended September 30, 2019 when compared to the corresponding period last year.  The decrease is primarily related to the substantial completion of a significant joint venture.  For the nine months ended September 30, 2019, equity in earnings of unconsolidated joint ventures increased when compared to the corresponding periods last year.  The increase was primarily due to increased activity under a number of the Company’s existing joint ventures, offset by the substantial completion of a significant joint venture during the quarter.

Indirect, general and administrative expenses

	Three Months Ended		Variance		Nine Months Ended		Variance
(U.S. dollars in thousands)	September 28, 2018	September 30, 2019	Dollar	Percent	September 28, 2018	September 30, 2019	Dollar	Percent
Indirect, general and administrative expenses	$150,733	$178,550	$27,817	18.5%	$422,028	$581,428	$159,400	37.8%

Indirect, general and administrative expenses (“IG&A”) for the three months ended September 28, 2018 and September 30, 2019 includes, $5.0 million and $(1.7) million, respectively, and for the nine months ended September 28, 2018 and September 30, 2019, $13.2 million and $45.5 million, respectively, of compensation cost related to equity-based awards that settle in cash.  These awards are remeasured to an updated fair value at each reporting period until the award is settled.  Compensation cost is trued-up at each reporting period for changes in fair value pro-rated for the portion of the requisite service period rendered.

The significant increase in compensation cost related to these cash settled equity-based awards for the nine months ended September 30, 2019 is due to the significant difference in the fair value of a share of the Company’s common stock under Parsons ESOP valuation at March 31, 2019 compared to the fair value of a share of the Company’s common stock in the public market at September 30, 2019. Please see “Note 17 – Fair Value of Financial Instruments” for a description of how the ESOP share value is determined.  Please see “Note 1 – Description of Operations” for more detail regarding the Company’s IPO.  The plans in which these awards were granted have been frozen and the Company does not currently intend to grant any further cash settled equity-based awards.

Excluding the compensation costs discussed above, IG&A for the three months ended September 28, 2018 and September 30, 2019 was $145.7 million and $180.2 million, respectively, and for the nine months ended September 28, 2018 and September 30, 2019 was $408.8 million and $535.9 million, respectively.

The increase in IG&A of $34.5 million for the three months ended September 30, 2019 when compared to the corresponding period last year was primarily due to our Federal Solutions segment, most of which is related to additional expenses of $6.9 million from business acquisitions, $7.6 million from the amortization of intangible assets related to our acquisitions, and $5.9 million in acquisition-related expenses, the remaining increase of $11.6 million is related to additional bid and proposal costs and a greater allocation of corporate IG&A in line with the growing share of overall business. In our Critical Infrastructure segment, IG&A increased by $2.5 million.

The increase in IG&A of $127.1 million for the nine months ended September 30, 2019 when compared to the corresponding period last year was primarily due to our Federal Solutions segment, most of which is related to additional expenses of $41.6 million from business acquisitions, $42.3 million from the amortization of intangible assets related to our acquisitions and $11.1 million in acquisition-related expenses, the remaining increase of $29.5 million is related to additional bid and proposal costs and a greater allocation of corporate IG&A in line with the growing share of overall business. In our Critical Infrastructure segment, IG&A increased by $2.6 million.

Total other income (expense)

	Three Months Ended		Variance		Nine Months Ended		Variance
(U.S. dollars in thousands)	September 28, 2018	September 30, 2019	Dollar	Percent	September 28, 2018	September 30, 2019	Dollar	Percent
Interest income	$351	$427	$76	21.7%	$2,358	$1,129	$(1,229)	-52.1%
Interest expense	(5,940)	(4,909)	1,031	-17.4%	(14,475)	(19,577)	(5,102)	35.2%
Other income (expense), net	696	(3,127)	(3,823)	-549.3%	355	(1,580)	(1,935)	-545.1%
Gain associated with claim on long-term contract	-	-	-	-	74,578	-	(74,578)	-100.0%
Total other income (expense)	$(4,893)	$(7,609)	$(2,716)	55.5%	$62,816	$(20,028)	$(82,844)	-131.9%

Interest income is related to interest earned on cash balances held.  Interest expense is primarily due to debt related to our business acquisitions.  During the nine months ended September 30, 2019, the Company’s term loan of $150 million was paid off and the amount of debt outstanding under the Company’s revolving credit facility was reduced.  The amounts in other income (expense), net are primarily related to transaction gains and losses on foreign currency transactions and sublease income.

The amount presented in gain associated with claim on long-term contract for the nine months ended September 28, 2018 relates to a lawsuit against a joint venture in which the Company is the managing partner.  Please see “Note 14 – Commitments and Contingencies” in the Company’s Form S-1/A filed on April 29, 2019, for a description of this matter, which was resolved in favor of the Company on June 13, 2018.

Income tax expense (benefit)

	Three Months Ended		Variance		Nine Months Ended		Variance
(U.S. dollars in thousands)	September 28, 2018	September 30, 2019	Dollar	Percent	September 28, 2018	September 30, 2019	Dollar	Percent
Income tax expense (benefit)	$4,154	$(15,453)	$(19,607)	-472.0%	$18,526	$(67,063)	$(85,589)	-462.0%

Income tax benefit was recorded for the three and nine months ended September 30, 2019, compared to expense for the corresponding periods last year primarily due to revaluation of our deferred tax assets and liabilities as a result of our conversion from “S” Corporation to a “C” Corporation.

As described in “Note 12 – Income Taxes,” in connection with the Company’s IPO on May 8, 2019, the Company converted from an “S” Corporation to a “C” Corporation. On a pro forma basis, if the Company had been taxed as a “C” Corporation for the three months ended September 28, 2018 and September 30, 2019, the pro forma effective income tax rate would have been 29.25% and 35.14%, respectively, and the pro forma income tax would have been $14.7 million and $16.1 million, respectively. For the nine months ended September 28, 2018 and September 30, 2019, the pro forma effective income tax rate would have been 28.46% and 41.40%, respectively, and the Company’s pro forma income tax expense would have been $69.4 million and $19.8 million, respectively. The most significant item contributing to the change in the effective tax rate relates to a change in jurisdictional earnings.  The difference between the statutory U.S. federal income tax rate of 21.0% and the effective tax rate for the quarter ended September 28, 2018 primarily relates to foreign earnings which are subject to foreign income taxes at rates that exceed the U.S. income tax rate.

The termination of the “S” Corporation status was treated as a change in tax status for Accounting Standards Codification 740, Income Taxes. These rules require that the deferred tax effects of a change in tax status to be recorded to income from continuing operations on the date the “S” Corporation status terminates. During the quarter ended June 30, 2019, the Company recorded a deferred tax benefit of $56 million for the estimated effect of the change in tax status, relating to the recognition of net deferred tax assets for temporary differences in existence on the date of conversion to a “C” Corporation. During the quarter ended September 30, 2019, the Company updated the estimate to $85 million, representing an increase in expected benefit of $29 million. The update primarily relates to a change in the forecasted temporary differences as of the conversion, changes in deferred tax assets resulting from 2018 tax return-to-provision adjustments, and changes in tax accounting methods that were made with the 2018 tax return during the third quarter. This estimated amount is subject to additional revision based upon actual results for the current year.

Segment Results

We evaluate segment operating performance using segment revenue and segment Adjusted EBITDA attributable to Parsons Corporation. Adjusted EBITDA attributable to Parsons Corporation is Adjusted EBITDA excluding Adjusted EBITDA attributable to noncontrolling interests. Presented above, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, is a discussion of our definition of Adjusted EBITDA, how we use this metric, why we present this metric and the material limitations on the usefulness of this metric. See “Note 19—Segments Information” in the notes to the consolidated financial statements in this Form 10-Q for further discussion regarding our segment Adjusted EBITDA attributable to Parsons Corporation.

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests:

	Three Months Ended		Nine Months Ended
(U.S. dollars in thousands)	September 28, 2018	September 30, 2019	September 28, 2018	September 30, 2019
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$45,556	$50,359	$101,052	$126,658
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	38,006	33,976	80,296	102,177
Adjusted EBITDA attributable to noncontrolling interests	5,002	4,655	10,681	8,384
Total Adjusted EBITDA	$88,564	$88,990	$192,029	$237,219

Federal Solutions

	Three Months Ended		Variance		Nine Months Ended		Variance
(U.S. dollars in thousands)	September 28, 2018	September 30, 2019	Dollar	Percent	September 28, 2018	September 30, 2019	Dollar	Percent
Revenue	$443,725	$486,175	$42,450	9.6%	$1,076,125	$1,387,484	$311,359	28.9%
Adjusted EBITDA attributable to Parsons Corporation	$45,556	$50,359	$4,803	10.5%	$101,052	$126,658	$25,606	25.3%

The increase in Federal Solutions revenue for the three months ended September 30, 2019 compared to the corresponding period last year was primarily due to incremental revenue from business acquisitions, which added $39.3 million.  Revenue for the third quarter of 2018 was impact by approximately $20 million of unusually high volume on two contracts and revenue for the third quarter of 2019 included a significant incentive fee recognition.  Federal Solutions organic revenue grew $3.2 million for the three months ended September 30, 2019 compared to the corresponding period last year.

The increase in Federal Solutions revenue for the nine months ended September 30, 2019 compared to the corresponding period last year was primarily due to business acquisitions, which added $277.1 million.  Federal Solutions organic revenue grew $34.3 million, which included significant incentive fee recognition.

djusted EBITDA In millions $ In millions $200 $180 $160 $140 $120 $100 $80 $60 $40 $20 $0 $101 $20 $69 -$23 -$42 $2 $27 YTD 2018 Project Margin – Organic Project Margin – Acquisitions IG&A –
Organic IG&A – Acquisitions Other YTD 2019

The increase in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the three months ended September 30, 2019 compared to the corresponding period last year was primarily due to business acquisitions, and generally higher profit margins driven by significant incentive fee recognition.  These increases were primarily offset by an increase in IG&A, driven by an increase in bid and proposal costs and a greater allocation of corporate IG&A in line with the segment’s growing share of overall business.

The increase in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the nine months ended September 30, 2019 compared to the corresponding period last year was primarily due to business acquisitions and generally higher profit margins driven by significant incentive fee recognition.  These increases were primarily offset by an increase in IG&A as described above.

Critical Infrastructure

	Three Months Ended		Variance		Nine Months Ended		Variance
(U.S. dollars in thousands)	September 28, 2018	September 30, 2019	Dollar	Percent	September 28, 2018	September 30, 2019	Dollar	Percent
Revenue	$532,432	$537,102	$4,670	0.9%	$1,555,443	$1,529,940	$(25,503)	-1.6%
Adjusted EBITDA attributable to Parsons Corporation	$38,006	$33,976	$(4,030)	-10.6%	$80,296	$102,177	$21,881	27.3%

Revenue for the three months ended September 30, 2019 compared to the corresponding period last year increased $4.7 million.  As discussed above, revenue for the nine months ended September 28, 2018 included $55.1 million related to the settlement of a claim that was resolved in favor of the Company.  Excluding the claim settlement, revenue for the nine months ended September 30, 2019 compared to the corresponding periods last year increased $29.6 million.  This increase in revenue was primarily related to revenue growth on existing contracts.

The decrease in Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation for the three months ended September 30, 2019 compared to the corresponding period last year was primarily due to the substantial completion of a significant joint venture and an increase in IG&A.  These decreases were partially offset by an increase in project margins from higher margin new awards.

The increase in Adjusted EBITDA attributable to Parsons for the nine months ended September 30, 2019 compared to the corresponding period last year was primarily due to an increase in equity in earnings of unconsolidated joint ventures, a decrease in IG&A and an increase in business volume.

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

We believe we have adequate liquidity and capital resources to fund our operations, support our debt service and support our ongoing acquisition strategy for at least the next twelve months based on the liquidity from cash provided by our operating activities, cash and cash equivalents on hand and our borrowing capacity under our Revolving Credit Facility.

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

Accounts receivable is the principal component of our working capital and is generally driven by revenue growth. Accounts receivable reflects amounts billed to our clients as of each balance sheet date and receivable amounts that are currently due but unbilled. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels. Net days sales outstanding, which we refer to as net DSO, is calculated by dividing (i) (accounts receivable plus contract assets) less (contract liabilities plus accounts payable) by (ii) average revenue per day (calculated by dividing trailing twelve months revenue by the number of days in that period). In the last few years we have focused on collecting outstanding receivables to reduce Net DSO and working capital. Net DSO was 67 days at September 28, 2018 and 58 days at September 30, 2019. Our working capital (current assets less current liabilities) was $482.6 million at December 31, 2018 and $318.0 million at September 30, 2019.

Our cash, cash equivalents and restricted cash decreased by $134.7 million to $146.5 million at September 30, 2019 from $281.2 million at December 31, 2018.

The following table summarizes our sources and uses of cash over the periods presented (in thousands):

	Nine Months Ended
	September 28, 2018	September 30, 2019
Net cash provided by operating activities	$99,822	$130,628
Net cash used in investing activities	(503,637)	(541,710)
Net cash provided by financing activities	173,134	277,302
Effect of exchange rate changes	(1,233)	(953)
Net decrease in cash and cash equivalents	$(231,914)	$(134,733)

Operating Activities

Net cash provided by operating activities consists primarily of net income (loss) adjusted for noncash items, such as: equity in earnings (loss) of unconsolidated joint ventures, contributions of treasury stock, depreciation and amortization of property and equipment and intangible assets, provisions for doubtful accounts, amortization of deferred gains, and impairment charges. The timing between the conversion of our billed and unbilled receivables into cash from our customers and disbursements to our employees and vendors is the primary driver of changes in our working capital. Our operating cash flows are primarily affected by our ability to invoice and collect from our clients in a timely manner, our ability to manage our vendor payments and the overall profitability of our contracts.

Net cash provided by operating activities increased $30.8 million to $130.6 million for the nine months ended September 30, 2019 compared to $99.8 million of cash provided by operating activities for the nine months ended September 28, 2018. The increase in net cash provided by operating activities is primarily from a $65.7 million increase in cash flows from our working capital accounts offset by a $35.5 million decrease in net income after adjusting for non-cash items. Net DSOs improved from 67 days to 58 days primarily driven by the increase in the Company’s revenue from business acquisitions along with net receivables decreasing.

Investing Activities

Net cash used in investing activities consists primarily of cash flows associated with capital expenditures and business acquisitions.

Net cash used in investing activities decreased $38.1 million to $541.7 million for the nine months ended September 30, 2019, when compared to $503.6 million for the nine months ended September 28, 2018.  Cash used in investing activities for the nine months ended September 28, 2018 primarily related to the acquisition of Polaris Alpha and for the nine months ended September 30, 2019 primarily related to the acquisitions of OGSystems and QRC Technologies.

Financing Activities

Net cash provided by financing activities is primarily associated with proceeds from debt, the repayment thereof, distributions to noncontrolling interests and payments to the ESOP in connection with the redemption of ESOP participants’ interests. We spent $73.3 million and $0.8 million for the nine months ended September 28, 2018 and September 30, 2019, respectively, in connection with the redemption of ESOP participants’ interests. With a public market for the Company’s common stock, cash is no longer required for ESOP redemptions following the 180-day lock-up period which ended November 3, 2019.

Net cash provided by financing activities increased $104.2 million to $277.3 million for the nine months ended September 30, 2019 when compared to $173.1 million for the nine months ended September 28, 2018, primarily due to $536.9 million of net proceeds from the IPO and a reduction of $72.5 million in the purchases of treasury stock.  These changes in cash flows provided by financing activities were offset, in part, by a net change in repayments under the Company’s revolving credit agreement of $420.0 million, payment of the IPO dividend of $52.1 million, and an increase of $28.5 million in distributions to noncontrolling interests.

Letters of Credit

We also have in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated $220.6 million as of September 30, 2019, including $45.2 million of letters of credit outstanding under the Credit Agreement.

Recent Accounting Pronouncements

See the information set forth in “Note 3—Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” in the notes to our consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2019, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate risks related to the Company’s Revolving Credit Facility. As of September 30, 2019, we had no amounts outstanding under the Revolving Credit Facility.  Borrowings under the Credit Facility bear interest, at the Company’s option, at either the Base Rate (as defined in the Credit Agreement), plus an applicable margin, or LIBOR plus an applicable margin. The applicable margin for Base Rate loans is a range of 0.125% to 1.00% and the applicable margin for LIBOR loans is a range of 1.125% to 2.00%, both based on the leverage ratio of the Company at the end of each fiscal quarter. The rates at December 31, 2018 and September 30, 2019 were 4.253% and 3.350%, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures

Our management carried out, as of September 30, 2019 , with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019 , our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2019, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information required by this Item 1 is included in “Note 13 – Commitments and Contingencies” included in the Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q which is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes from our Risk Factors disclosed in the Company’s Form S-1/A filed on April 29, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

Carey Smith was appointed to the role of President of Parsons Corporation, in addition to her current duties as Chief Operating Officer effective November 11, 2019.  In this position, she is responsible for Parsons operational business lines and supporting our customer’s missions. Charles L. Harrington will continue in his role as Chairman and Chief Executive Officer of Parsons Corporation.

Parsons also announced the departure of Adam Taylor as Chief Transformation Officer effective November 11, 2019.

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

Company Name

Date: November 12, 2019	By:	/s/ George L. Ball
George L. Ball
Chief Financial Officer
(Principal Financial Officer)