Form 10-K
period 2019-12-31
PARSONS CORP
filed 2020-03-10
CIK 275880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-07782

PARSONS CORPORATION

(Exact name of Registrant as Specified in Its Charter)

Delaware	95-3232481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5875 Trinity Parkway, #300, Centreville, VA	21120
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 988-8500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	PSN	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 28, 2019, was $3.7 billion.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2020 was 100,669,694.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Parsons’ 2020 Proxy Statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “could”, “intends”, “target”, “projects”, “contemplates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, but are not limited to, the following:

•	any issue that compromises our relationships with the U.S. federal government or its agencies or other state, local or foreign governments or agencies;
•	any issues that damage our professional reputation;
•	changes in governmental priorities that shift expenditures away from agencies or programs that we support;
•	our dependence on long-term government contracts, which are subject to the government’s budgetary approval process;
•	the size of our addressable markets and the amount of government spending on private contractors;
•	failure by us or our employees to obtain and maintain necessary security clearances or certifications;
•	failure to comply with numerous laws and regulations;
•	changes in government procurement, contract or other practices or the adoption by governments of new laws, rules, regulations and programs in a manner adverse to us;
•	the termination or nonrenewal of our government contracts, particularly our contracts with the U.S. federal government;
•	our ability to compete effectively in the competitive bidding process and delays, contract terminations or cancellations caused by competitors’ protests of major contract awards received by us;
•	our ability to generate revenue under certain of our contracts;
•	any inability to attract, train or retain employees with the requisite skills, experience and security clearances;
•	the loss of members of senior management or failure to develop new leaders;
•	misconduct or other improper activities from our employees or subcontractors;
•	our ability to realize the full value of our backlog and the timing of our receipt of revenue under contracts included in backlog;
•	changes in the mix of our contracts and our ability to accurately estimate or otherwise recover expenses, time and resources for our contracts;
•	changes in estimates used in recognizing revenue;
•	internal system or service failures and security breaches;

•

inherent uncertainties and potential adverse developments in legal proceedings, including litigation, audits, reviews and investigations, which may result in materially adverse judgments, settlements or other unfavorable outcomes; and

ii

•	other risks and factors listed under “Risk Factors” and elsewhere in this report.

We have based the forward-looking statements contained in this report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described in the section captioned “Risk Factors” and elsewhere in this report. These risks are not exhaustive. Other sections of this report include additional factors that could adversely impact our business and financial performance. Furthermore, new risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this report and the documents that we reference in this report and have filed as exhibits to the registration statement of which this report forms a part with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

The forward-looking statements made in this report relate only to events as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements after the date of this report or to conform such statements to actual results or revised expectations, except as required by law.

iii

PART I

Item 1. Business.

Overview

We are a leading provider of technology-driven solutions in the defense, intelligence and critical infrastructure markets. We provide software and hardware products,   technical services and integrated solutions to support our customers’ missions. We have developed significant expertise and differentiated capabilities in key areas of cybersecurity, intelligence, missile defense, C5ISR, space, geospatial, and connected communities. By combining our talented team of professionals and advanced technology, we help solve complex technical challenges to enable a safer, smarter and more interconnected world.

Since our founding over 75 years ago, we have built our reputation and business on our ability to successfully transform and innovate our services while leveraging cutting-edge technologies in order to expand our offerings. Whether our customers need a first-of-its-kind advanced missile development and testing facility, or an artificial intelligence enabled cloud platform to defend against cybersecurity threats, we deliver for our customers. We seek to grow by offering our clients innovative solutions supported by research and development, as well as acquisitions of emerging technologies. We have developed longstanding relationships with customers such as the U.S. military and intelligence agencies and state and local governments and agencies.

We operate in two reporting segments, Federal Solutions and Critical Infrastructure, with revenue contribution of 47.7% and 52.3%, respectively, and Adjusted EBITDA contribution of 52.2% and 47.8%, respectively, for fiscal 2019. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Results” for further discussion on our segments.

Federal Solutions:    Our Federal Solutions segment is a high-end technology provider to the U.S. government, delivering timely, cost-effective solutions for mission-critical projects. We provide advanced technologies, including cybersecurity, missile defense systems, C5ISR, space launch and situational awareness, geospatial intelligence, RF signals intelligence, nuclear and chemical waste remediation, and engineering services. The U.S. government and its agencies represent substantially all of the revenue of our Federal Solutions segment. These U.S. government agencies include the United States intelligence community, the U.S. Department of Defense military services and Missile Defense Agency, the Department of Energy, the Department of Homeland Security and the Federal Aviation Administration.

Critical Infrastructure:    Our Critical Infrastructure segment provides integrated design and engineering services for complex physical and digital infrastructure around the globe. We are a technology innovator focused on next generation infrastructure, leveraging sensors and data. Our capabilities in design and project management allow us to deliver significant value to our customers by employing cutting-edge technologies, improving timelines and reducing costs. We serve a diverse global customer base including federal, state, municipal and industry customers such as Los Angeles World Airports, Canada’s Metrolinx, Dubai’s Roads and Transport Authority and the Port Authority of New York and New Jersey.

Advances in technology are dramatically shifting the operating landscape across our markets. Governments and companies are grappling with pressing challenges ranging from confronting increasingly sophisticated cybersecurity threats to upgrading aging systems and infrastructure. To address these challenges, our customers are actively seeking technology-enabled solutions to enhance and transform their operations and assets. Our wide-ranging capabilities enable us to provide our services, products and solutions across the defense, intelligence and critical infrastructure markets. As a leading technology-driven solutions provider with a proven track record, we believe we are well positioned to benefit from these trends and serve our customers’ evolving needs. We have capabilities in the following four areas that cut across our segments and business lines:

Product Development:    We develop software and hardware across many domains and mission-specific applications. Our experienced engineers and developers design, develop, integrate, operate and sustain mission-critical software and hardware products across cyber, intelligence, defense and commercial customers.

Systems Integration:    We provide engineering services and technology for large digital and physical systems with high technical complexity. We lead projects from concept development through design, implementation, testing and verification, ensuring interoperability of these complex, disparate systems.

Program Management:    We provide expertise and technology to advance our customers’ execution of large, complex projects within their defined time and cost parameters.

Design Engineering:  We provide advanced systems and infrastructure engineering design associated with missile systems infrastructure, nuclear waste processing facilities, environmental remediation, long-span bridges, rail and transit systems and other associated infrastructure.

Our customer relationships, which are based on a long history of successfully delivering complex technical services, are key to our success. We are often involved in the early stages of our customers’ planning processes, which allows us to efficiently optimize our service delivery model. These relationships, along with our technical expertise and access to talented human capital, allow us to successfully deliver solutions that meet our customers’ demanding technical and execution requirements and fulfill our corporate purpose of developing a better world.

Technology and our people are our most important assets, allowing us to consistently deliver for our customers and help them solve their most pressing challenges. Investment in key technological capabilities is core to our business and helps us to stay at the forefront of the evolving trends across our end markets. To meet the challenges of tomorrow, we are focusing our technology investment on artificial intelligence and machine learning, analytics, autonomous systems, cloud computing applications and migration, and IoT sensors and networks. The work of our highly skilled and dedicated employees has enabled our long track record of continued innovation and execution on behalf of our customers. Our team of engineers, scientists, programmers and other specialists include PhDs and certified hackers and a large number of our skilled workforce hold government security clearances, which provides a significant competitive advantage for the highly technical and demanding work we perform.

In fiscal 2019, we generated revenues of $4.0 billion, net income attributable to Parsons Corporation of $120.5 million and Adjusted EBITDA of $325.0 million.

 On new contracts and task orders for which we competed, we achieved an overall win rate of 34.9% in fiscal 2017, 42.9% in fiscal 2018 and 37.4% in fiscal 2019. As of December 31, 2019, our total backlog was $8.0 billion, an increase of 0.8% from December 31, 2018.

Our Services, Products and Solutions

Within each of our segments, we focus our services and solutions on the needs of customers in each of our business lines. Our services, products and solutions are differentiated by our people, processes and technology that work together to develop, rapidly prototype and deploy specialized hardware, software and infrastructure solutions to meet continually evolving customer missions and challenges. Our capabilities of systems integration, product development, program management and design engineering apply across our segments and business lines.

Federal Solutions

Our Federal Solutions business provides engineering services, software and hardware products and integrated solutions. In 2019, Federal Solutions consisted of five business lines: Cyber & Intelligence, Geospatial Solutions, Defense, Mission Solutions and Engineered Systems. Our growth strategy is to continue to expand our market position in the cybersecurity, intelligence, space and defense segments with solutions that allow our customers to conduct their missions effectively and efficiently.

•

Cyber & Intelligence—Our Cyber & Intelligence business line focuses on two related, but discrete markets: cybersecurity and intelligence. Our customers include the U.S. Department of Defense, the United States intelligence community, which consists of 17 separate United States government intelligence agencies, U.S. Cyber Command, the Department of Justice and the Department of Homeland Security. We provide cybersecurity software and engineering services, rapid hardware prototyping and other technical services.

•

An example is ThunderRidge, our tool that assists cyber operational users to develop action plans, assess cyber threats and disseminate situational awareness in real-time. ThunderRidge visually depicts a network’s topology comprised of diverse devices in a map-like display.

•

Other representative product offerings include Legion, which was selected as the U.S. Army’s offensive cyber platform; Advanced Video Activity Analytics, or AVAA, which enables the automated analysis of actionable data produced from massive volumes of motion imagery; and Knowtify®, an open source intelligence search engine.

•	Our Cyber & Intelligence team is comprised of nearly 1,100 engineers, computer scientists and data analysts as of December 31, 2019, over 75% of whom have high levels of security clearance.
•

Geospatial Solutions—Our Geospatial Solutions business line focuses on providing geospatial intelligence, threat analytics, insider threat detection, and technology services to the defense, intelligence, space and C5ISR end markets. Our customers include the National Geospatial-Intelligence Agency, or NGA, National Reconnaissance Office, or NRO, and multiple units within the U.S. Department of Defense including the Special Operations Command, or SOCOM, and military services.

•	An example is our work with NGA in providing automated capabilities to analyze, collect and expose geospatial intelligence content from the open source environment.
•	Our Geospatial team is comprised of over 600 engineers, software developers and analysts as of December 31, 2019, the majority of which have high-level security clearances.
•

Defense—Our Defense business line focuses on the missile defense, space and C5ISR end markets. Our customers include the Defense Intelligence Agency, the National Reconnaissance Officer and U.S. Department of Defense, including the military services, the Missile Defense Agency, and research laboratories. We provide mission planning for space situational awareness, small satellite systems integration and payloads, missile defense systems engineering, electronic warfare, directed energy, all domain operations and command and control systems and support.

•

An example is our role as the prime SETA contractor for the MDA, facilitating key aspects of their mission, from battle management to next-generation multi-domain command and control. We have over 1,000 professionals working with MDA at multiple locations as of December 31, 2019. We provide weapons and missile defense, systems engineering, battle management command, control and communications (C2BMC), warfighter support and facilities and life cycle support.

•

Representative products include our Parsons Universal Modeling and Analysis (PUMA) modeling and simulation environment and our Command and Control Core (C2Core®) mission planning and tasking suite that links requests, effects and operational guidance in a unified database.

•	Our Defense team is comprised of over 2,100 professional engineers and computer scientists as of December 31, 2019, the majority of which have high levels of security clearance.
•

Missions Solutions – Our Mission Solutions business line focuses on services and solutions to support military training and readiness and associated infrastructure.  These services and solutions include converged cyber-physical solutions for critical infrastructure, physical security and global military mission readiness and training.  Customers include the Federal Aviation Administration, the U.S. Army, the United States Intelligence Community, the North Atlantic Treaty Organization, or NATO, NASA Goddard and the Federal Emergency Management Agency, or FEMA.  Representative offerings include live, virtual and constructive gaming training, border protection technologies, converged physical and cyber security for industrial control systems and infrastructure upgrades, including control systems, power systems, connected devices, and smart meters.

•

Differentiated technologies include our information assurance and compliance qualifications, our RoMaN voice, video and data communications solution and our operational/information technology tools for industrial control systems protection.

•	Representative contracts include the FAA Technical Services Support and Army Corps Utility Monitoring and Control System.
•

Engineered Systems—Our Engineered Systems business line focuses on advanced technology services for complex energy production systems, healthcare systems, environmental systems and associated infrastructure. Customers include the Department of Energy, the U.S. Army Corps of Engineers, the U.S. Air Force, the United States Postal Service, the Department of Labor and the Jet Propulsion Laboratory. Representative offerings include nuclear waste processing and treatment, weapons of mass destruction elimination, program and project management, infectious disease control analytics and data protection.

•	Our expertise includes fluorinated organic chemicals, advanced digital classification and complex program and engineering management.
•	Representative programs include the Antarctica Infrastructure Modernization for Science and the Salt Waste Processing Facility.
•

Our Engineered Systems team is comprised of over 2,200 personnel as of December 31, 2019, including experienced professional engineering and technical personnel, and many of these professionals hold security clearances.

Effective January 1, 2020, as a result of the recent acquisitions of Polaris Alpha, OGSystems and QRC, we have realigned the five business lines within our Federal Solutions segment into four business lines.  We consolidated all space and geospatial programs from the former Geospatial Solutions, Defense and Cyber & Intelligence markets into a new Space & Geospatial Solutions business line to increase focus on the critical, evolving space market. This new business line better aligns capabilities and customers to drive growth and performance execution through improved agile, end-to-end solutions and dedicated customer focus.

Further, we re-named our Defense business line to Missile Defense and C5ISR.  We dissolved our Missions Solutions business line into our Missile Defense and C5ISR, Engineered Systems and Cyber & Intelligence business lines, for better customer and capability alignment. These changes were the next logical step in our acquisition integration process, to optimize performance delivery and growth.

Critical Infrastructure

Our Critical Infrastructure business provides engineering, program management, systems engineering and software solutions. It is focused on two business lines: Connected Communities and Mobility Solutions. Our growth strategy includes leveraging our portfolio of sophisticated engineering solutions and technologies for complex physical infrastructure projects. We are expanding our portfolio in key emerging growth areas including integrated transportation systems and smart cities, critical infrastructure protection, aviation and water/wastewater treatment.

•

Connected Communities—Our Connected Communities business line includes intelligent transportation system management, aviation, rail and transit systems including communications-based train controls, smart cities software and critical infrastructure protection. Our customers include the transportation authorities for the cities of Los Angeles, New York and Paris, the states or provinces of Georgia, Ontario and Texas and rail and transit entities including AMTRAK, CSX and the WMATA. Technology capabilities include positive and communications-based train controls systems integration, intelligent transportation network software, vehicle inspection data analytics software, automated people mover and baggage handling systems and autonomous vehicle integration.

•

An example is our role as provider of Advanced Traffic Management Systems, or ATMS, for transportation systems in seven U.S. states through our iNET™ platform. Our deployment for the Georgia Department of Transportation of our iNET™ platform connects over 8,500 sensors and improves transportation efficiency by reducing commutes through solutions such as the new reversible toll lanes in Atlanta’s Northwest Corridor.

•

For aviation, we play a critical role as program manager for global airports.  We are the program manager of the Diamond Head Extension Program at Honolulu International Airport and the Landside Access Modernization Program for Los Angeles International Airport

•

Our Connected Communities team is comprised of over 1,800 personnel as of December 31, 2019, and includes systems engineers, solution architects, data scientists and software developers throughout the United States and Europe.

•

Mobility Solutions— Our Mobility Solutions business line provides engineering services for complex infrastructure including bridges and tunnels, roads and highways, and rail and transit and aviation. Within our diverse customer base, our customer relationships include the Port Authority of New York and New Jersey; the cities of Los Angeles, New York, Dubai and Toronto; the states or provinces of Texas, Florida and Ontario; and rail and transit entities including CSX, Metrolinx (Ontario, Canada) and Riyadh Metro. Our capabilities include technologies in long-span bridges, tunnels, water/wastewater and mine remediation.

•

An example of our design capabilities is our role as the leading designer of the Tacoma Narrows Bridge, the largest twin tower suspension bridge in the world. We are also the lead designer for the Federal Way link extension for Sound Transit in Seattle.

•

For program management, we are part of the Riyadh Metro Transit Consultants responsible for program management of the Riyadh metro system.  In addition, we are the program manager for the California Delta Water Conveyance Modernization Project, a multi-billion water transfer project to improve water supply sustainability and reliability for human and environmental uses.

•	Our Mobility Solutions team is comprised of over 7,800 personnel as of December 31, 2019.

•

Industrial – Our Industrial business line delivers engineering, program management and environmental solutions to private sector industrial clients and public utilities.  Customers are diverse and include chemical, energy, utility, communications and manufacturing customers and some provincial agencies.  Our capabilities include environmental remediation, process engineering, and program management of capital projects.  We have a unique offering in this space, in that Parsons understands our customers domains and can deliver advanced technology solutions including cyber-physical security, environmental remediation, geospatial intelligence and 3D image processing, and application of virtual and augmented reality.

Effective January 1, 2020, we re-aligned our Critical Infrastructure segment from three markets to two markets.  Industrial is now a part of Mobility Solutions and we moved all Middle East business into Mobility as well.  This will drive improved synergies among like-markets and increased collaboration in areas such as program and engineering management, civil and structural and water/wastewater treatment.  In addition, we consolidated aviation and rail and transit into Connected Communities to focus on growth in these critical market segments.  In each, we are pursuing systems, software and hardware product, advanced technology opportunities.

Our Market Opportunities

Technological progress is driving a swift pace of change, resulting in ongoing societal transformation, complicated geopolitical dynamics, a shifting threat landscape and the globalization of commerce. To address this evolving landscape, our customers are actively seeking technology-enabled solutions to upgrade and transform assets and operations. The below trends are key drivers of activity and growth in both our Federal Solutions and Critical Infrastructure segments.

Defense Spending Remains a Key Focus of the national agenda due to the reemergence of long-term strategic peer competition, which has been cited in the National Defense Strategy as the primary concern for U.S. national prosperity and security. This reemergence has resulted in increased global disorder and a security environment, defined by rapid technological change, which may be more complex than ever before. We believe the U.S. Department of Defense will continue to invest in space and cyberspace as warfighting domains, C5ISR, missile defense, artificial intelligence and resilient and agile logistics.

Cybersecurity is Mission Critical to U.S. National Security and cybersecurity threats are increasing in volume and sophistication as global connectivity and the rise of social media have led to an explosion in the amount of available and exploitable data. The Center for Strategic and International Studies estimates that threats from hacks, cyber criminals, foreign governments, malicious insiders and corporate espionage have a $600 billion annual global cost impact. The proliferation of mobile devices, smart devices and cloud computing has vastly increased the need for enterprise-wide risk-based cybersecurity programs and governments have become increasingly aware of the need for a proactive approach to the risk of cyber-attacks. We believe that this market will continue to grow in response to the shifting threat landscape.

Consistent Need for Actionable Intelligence to Support U.S. Priorities is driving a shifting threat landscape that necessitates a greater need for collaboration and cooperation between intelligence agencies. There is a new demand for joint all-domain command and control systems that are not designed for one particular warfighting domain but are instead optimized to function cohesively across a spectrum of domains. This in turn drives a need for sophisticated data analytics to parse data into useful formats in real-time. To respond, we believe the United States intelligence community will need continued focus on information sharing and collaboration for improved intelligence accuracy and timeliness encompassing multiple forms of intelligence collection.

Global Infrastructure Needs Significant Replacements and Technology-Driven Upgrades. Aging physical infrastructure is strained by the swift pace of technological change. This strain has driven a mobility solutions market that was $712.4 billion in 2018 and is estimated to grow at a CAGR of more than 7% between 2018 and 2021, according to Fitch Solutions, Inc., based on the estimated growth of the total global airports, roads and bridges and rail infrastructure markets. Critical infrastructure, specifically transportation infrastructure that is essential to national economic and security concerns including airports, bridges, and rail and transit systems, is particularly vulnerable. We believe aging infrastructure will continue to be replaced and supplanted by newer, smarter infrastructure with an increased focus on connectivity.

Urbanization Creates Demand for Smart Cities with Connected Populations. Cities around the globe increasingly demand new capabilities, such as sensor networks and communication strategies to connect streetlights, security cameras and emergency systems, to provide important real-time information and better serve their citizens. Better integrated corridor management solutions, intelligent transportation systems, advanced rail systems and updated telecommunication networks will keep cities around the world functioning as smart cities and serve as engines for economic growth.

Disruption of Legacy Service Delivery Models from Technology. Historical capital project management is changing with the introduction of cloud-connected computer-aided design, automation, big data, machine learning and other technologies. The introduction of these new technologies allows industry participants to reimagine existing value chains, address integrated lifecycle objectives, boost productivity and streamline project management. Industry participants that have the capability to embrace these new technologies to enhance their capability and service offering to higher value solutions will be well positioned to assist governments and communities in their transformation.

Amidst this disruption, we believe we are well-positioned to serve a large array of governments and companies. Across a diverse set of industries, we provide smart and agile solutions that address our customers’ concerns as they adapt to the rapid changes of a more interconnected and technology-driven world.

Our Competitive Strengths

Proven Track Record

Our proven track record is a result of our strong performance, the dedication of our employees and our longstanding customer relationships. We focus on being a company that delivers on its promises, holds integrity at the highest level and successfully assists our clients as they execute their most complex missions. Driven by our integrated people, process and technology approach, we have a reputation for innovation and are trusted with our customers’ most important endeavors.

Our differentiated business model has driven high win rates and strong financial performance, characterized by solid top and bottom-line growth, high and growing backlog levels and low capital requirements. We achieved incentive fees of $10.1 million and average incentive fees of 86% in fiscal 2017, incentive fees of $8.5 million and average incentive fees of 89% in fiscal 2018 and incentive fees of $30.4 million and average incentive fees of 89% in fiscal 2019. Incentive fees are fees earned for achievement of certain performance criteria included in our contracts, such as achievement of target completion dates or target costs, and our incentive fees average is calculated as the actual incentive fees achieved as a percentage of incentive fees expected to be earned in the applicable period. In addition, we achieved a win rate of 34.9% in fiscal 2017, 42.9% in fiscal 2018 and 37.9% in fiscal 2019 for new awards that we bid on (including a win rate on re-compete contracts and task orders in the Federal Solutions segment of 92.0% in fiscal 2017, 96.0% in fiscal 2018 and 88.0% in fiscal 2019). In fiscal 2019, our Federal Solutions revenues grew 27.6% and our Critical Infrastructure revenues grew 0.7% year-over-year. As of December 31, 2019, our backlog was $8.0 billion, up 0.8% from year end fiscal 2018.

Long-Term Customer Relationships

We maintain long-term relationships with key government and commercial customers, many of which span over 40 years. For example, in the Federal Solutions segment, we have been providing support to the MDA for over 30 years with approximately 1,000 personnel embedded with the customer as of January 31, 2020 and have provided services to the Department of Energy for over 50 years on a variety of projects and programs. In the Critical Infrastructure segment, we have supported the WMATA for over 50 years and have served as Program Manager for Yanbu Industrial City for over 42 years.

These longstanding relationships give us the insight and customer intimacy to align our research and development investments based on customer needs and enable high win rates for prime contract positions on the most technically demanding assignments. We believe that our position as a recognized leader in integrity, innovation, operational efficiency, safety and security performance, and our ability to deliver exceptional quality has resulted in a high level of repeat wins and has driven substantial customer loyalty. Market segments including cybersecurity, missile defense, C5ISR and smart and connected cities require leading-edge technologies and extensive technical know-how, and necessitate consistently exceptional performance, thus further entrenching us with our key customers and driving our long-term relationships.

Technology Innovation

We are on the forefront of developing sophisticated engineering and technical services and products for our customers, such as our iNET™, Legion and AVAA technology offerings. Our technical and management teams have a deep understanding of the products, their ecosystems and deployments, the customer and the processes necessary to create tailored solutions. We offer 100 different offerings in our product portfolio, have deployed our software solutions in 30 countries and more than 1,800 customers utilize our technology.

Our competencies include delivering advanced technologies in cybersecurity, data and video analytics, cloud applications and migration and artificial intelligence. Our approach of agile development, rapid prototyping, quick reaction capability and low rate initial production delivers customers solutions from concept to full life cycle support. Our development environment includes customers and third-party provider engagement and embeds application and infrastructure security throughout. By leveraging people, processes and technologies, we focus on continually delivering innovative solutions to address our customers’ immediate and long-term challenges.

Scalable and Agile Business Offerings

Our scalable and agile offerings enable us to satisfy robust and evolving customer needs. The demanding environments where we operate are characterized by a need for high-confidence solutions, widespread application needs and mission critical outcomes. We pride ourselves on providing agile technologies through inventive and refined processes that provide quality outcomes to our customers on time sensitive projects. Our domain knowledge of our customers’ current and emerging requirements enables us to deliver responsive, high quality solutions on time. By having the ability to respond to customers’ requirements with global deployment capability, we are well positioned to be a single-source contractor for many of our customers’ needs.

Our technologies and platforms are designed to be applicable across end user markets and sub-markets. This approach allows for scalable solutions that can be quickly and seamlessly integrated into multiple customer applications, regardless of geography or industry, allowing us to deploy a given service or platform across multiple markets.

World Class Talent

Our most important asset is our team of talented employees, 15,879 as of January 31, 2020, whose technical expertise is sought by our clients for their most sophisticated applications and challenges. Our base of diverse, committed and passionate experts is critical to delivering our leading capabilities. Engineers, scientists, programmers and other employees choose us and stay with us for the opportunity to collaborate with our customers, deploy our expansive technical resources, rapidly bring bold ideas to market and work on leading solutions that enable a better world.

Our professionals are highly educated, with a wide range of technical acumen and in-depth domain knowledge and expertise. Our employees hold more than 19,500 degrees and professional credentials , including those with registrations and certifications in technical areas like Agile methodology, Project Management, Engineering, Architecture, Technology and Security as of December 31, 2019. Our diverse teams understand our clients and are comprised of technology subject matter experts and professionals with deep customer knowledge and experience.

Our management team has significant experience executing strategies for delivering profitable growth and is recognized for operational excellence and leadership integrity. Our executive management team has an average tenure of approximately 20 years with the company and averages over 37 years of industry or functional experience. They possess diverse leadership capabilities in the markets we serve and the solutions and technology we deliver.

Demonstrated Ability to Identify and Execute Acquisitions to Transform our Business

Strategic acquisitions that augment our technology offerings and capabilities are a key tenet of our growth strategy. We have completed six strategic acquisitions (five in Federal Solutions and one in Critical Infrastructure) since 2011, which collectively provided us with a wide variety of complementary technology capabilities, with an aggregate purchase price of $1.4 billion. This highlights our ability to successfully identify and execute on attractive opportunities to augment our leading technical offerings. These acquisitions include:

•	QRC: Acquired in 2019 at a purchase price of $214.1 million, QRC is a disruptive product company that provides design and development of open-architecture radio-frequency products.
•

OGSystems: Acquired in 2019 at a purchase price of $292.4 million, OGSystems is a disruptive geo-intelligence solutions and immersive engineering provider that creates technology solutions for the United States intelligence community and the Department of Defense. OGSystems’ VIPER Labs and Immersive Engineering techniques serve as the catalysts for deployment of geospatial systems and software, embedded system threat analytics and cloud engineering solutions. OGSystems’ advanced hardware solutions include the PeARL family of sensors, combining industry-leading camera and optic lens technologies with our software solutions, yielding very high resolution 2D and 3D aerial imagery.

•

Polaris Alpha: Acquired in 2018 at a purchase price of $489.1 million, Polaris Alpha is an advanced, technology-focused provider of innovative mission solutions for national security, intelligence, defense and other U.S. federal customers. With leading technologies in artificial intelligence and a focus on machine learning and data analytics, Polaris Alpha has long-term customer relationships and is known as a technology disruptor.

•	Secure Mission Solutions: Acquired in 2014 at a purchase price of $127.3 million, Secure Mission Solutions is a leading provider of physical security services to the national security community.
•

Delcan Technologies: Acquired in 2014 at a purchase price of $108.4 million, Delcan Technologies is a multidisciplinary provider of engineering, planning, management and technology services offering a broad range of integrated systems and infrastructure solutions focused on mobility and urban autonomy.

•

Sparta: Acquired in 2011 at a purchase price of $349.3 million, Sparta is a leading provider of advanced systems engineering, cybersecurity and mission support services primarily to the national security and intelligence communities.

We maintain a robust acquisition pipeline and are continually evaluating potential opportunities for disciplined growth by acquisition to further transform our business.

Our Strategy for Growth

Our growth strategy is focused on three pillars: Enhance, Extend and Transform. These include continually enhancing and optimizing our core business processes, extending our core business into high-growth and opportunity-rich adjacent markets and acquiring and integrating companies that possess transformative and disruptive technologies.

Enhance and Optimize our Core Operations

We are committed to enhancing and optimizing our core business and improving financial performance, including revenue growth, margin expansion and positive cash flow, using the following strategies:

•	Maintaining high re-compete rates.
•	Focusing on cross selling a wide range of applicable services and solutions to our customers, including those added to our portfolio through acquisition.
•

Continuing research and development investments in cybersecurity, intelligence and C5ISR software and hardware products, iNET™, our intelligent transportation system connected city platform, modeling and simulation, data analytics and our software and security-as-a-service platforms.

•	Developing intellectual property and product offering from our investments.
•	Streamlining operations and processes to optimize overhead expenditures.
•	Increasing our presence and prime contractor positions on large omnibus Indefinite Delivery/Indefinite Quantity (“IDIQ”) and Master Service Agreement contracts.
•	Expanding our talent pool in key strategic areas outside of high-employment zones.
•	Continuously evaluating and shaping our portfolio to divest, exit and de-emphasize lower-performing businesses and markets.
•	Rigorously managing our working capital to maximize cash flow.

Extend into Opportunity-Rich Adjacent Markets

We are extending our core markets through organically penetrating and expanding in market adjacencies requiring our core services and solutions. The characteristics of these markets encompass development, design and delivery of software and services leveraging artificial intelligence, machine learning, autonomous systems, computing and Internet of Things applications with growth rates and margins that are on par or higher than our core. Our key market focuses include:

•

Cybersecurity – Continue our growth momentum in cybersecurity by offering end-to-end solutions, tools, operations and quick reaction capabilities for our Department of Defense and Intelligence Community customers.

•

Space—Extend our space situational awareness, small satellite integration and payload and command and control solutions to our current space customers (MDA, Air Force, Space & Missile Command, NASA and NRO) and to new space customers in the government and commercial space markets.

•	All-domain operations-Leverage our command and control and sensor solutions developed for the military services into a joint command network to enable joint warfighting capability.
•	Energy—Extend our cyber-physical security, energy efficiency, owner’s engineer, and critical infrastructure solutions to regulated utilities, oil and gas energy companies and federal energy customers.
•	Aviation – Expand our program management capabilities to include systems and technology offerings for airport modernization.
•	Smart Cities—Extend our iNET™ platform to include enhanced cybersecurity, data analytics, machine learning, and cloud computing to expand coverage to additional global cities and regions.

This strategy extends the reach of our people, customer relationships and intellectual property to capture growing demand in the five market adjacencies. These markets demand information systems that are safe and secure, scalable, reliable, interoperable and mobile. In assessing potential areas of expansion or entry into adjacent markets, we maintain a strictly disciplined approach, always placing paramount importance on responsible growth in areas aligned with our strategy and core competencies.

Continued Acquisition and Integration of Transformative, Disruptive Technologies

We are transforming our business capabilities and business models through the acquisition of companies with additional software and hardware intellectual property in:

•	Cybersecurity software leveraging artificial intelligence algorithms across large data sets to further expand our coverage with large infrastructure and mobility systems.

•	Intelligence software focused on data capture, processing and configuration to produce actionable intelligence from large data sets.
•	IoT sensor hardware and systems integration, data capture and processing focused on intelligence applications and mobility solutions for connected and smart cities.
•

Space and geospatial software and hardware to expand our small satellite command and control coverage, large data capture and analysis with embedded artificial intelligence to improve space operations.

Our objective is to continue to transform our business into a highly scalable defense and infrastructure platform and increase revenue growth rates, margins and cash flows. Our acquisition strategy is focused on gaining additional intellectual property, resources and expertise to:

•	Increase the portion of our portfolio dedicated to software development and sales.
•	Sell more of our solutions through transactional and subscription business models, leveraging our expertise developed over the past 20 years in vehicle inspection.
•	Leverage our strong balance sheet and free cash flow to fund this strategy.

We seek to expand opportunities for long-term revenue growth, both by developing and acquiring capabilities that will allow us to reach new customers and by expanding our offerings for existing customers. We build on the foundation of our Enhance and Extend strategies and reinforce these strategies with acquisitions of companies with software, hardware and expertise in our target markets, services and solutions.

Backlog

We view growth in total backlog as a key measure of our business growth. We define backlog to include the following two components:

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

Backlog includes (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

Our backlog includes orders under contracts that can extend for several years, and in some cases, contracts that extend for more than 10 to 15 years. For example, the U.S. Congress generally appropriates funds for our U.S. federal government customers on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, our federal contracts typically are only partially funded at any point during their term.  All or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.

As of December 31, 2019, our total backlog was $8.0 billion, consisting of $4.1 billion of funded backlog and $3.9 billion of unfunded backlog. We expect to recognize $2.8 billion of our funded backlog at December 31, 2019 as revenues in the following twelve months. However, our government customers may cancel their contracts with us at any time through a termination for convenience or may elect to not exercise option periods under such contracts. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed.

Competition

The industries we operate in consist of a large number of enterprises ranging from small, niche-oriented companies to multi-billion-dollar corporations that serve many government and commercial customers. We compete on the basis of our technical expertise, technological innovation, our ability to deliver cost-effective multi-faceted services in a timely manner, our reputation and relationships with our customers, qualified and/or security-clearance personnel, and pricing. Our main competitors in Federal Solutions are U.S. federal systems integrators and service providers such as CACI International Inc, Leidos Holdings, Inc., Science Applications International Corporation, Booz Allen Hamilton, Lockheed Martin Corporation, The Raytheon Company, Northrop Grumman Corporation, Perspecta Inc. and ManTech International Corporation. Our main competitors in Critical Infrastructure include Jacobs Engineering Group Inc. and Tetra Tech, Inc., as well as Siemens AG and Cisco Systems, Inc. in the Connected Communities market. Large defense firms or technology companies may develop products or services in the future that could compete with us.

Seasonality

Our results may be affected by variances as a result of seasonality we experience across our businesses. This pattern is typically driven by the U.S. federal government fiscal year-end, September 30. While not certain, it is not uncommon for U.S. government agencies to award task orders or complete other contract actions in the weeks before the end of the U.S. federal government fiscal year in order to avoid the loss of unexpended U.S. federal government fiscal year funds. In addition, we have also historically experienced higher bid and proposal costs in the months leading up to the U.S. federal government fiscal year-end as we pursue new contract opportunities expected to be awarded early in the following U.S. federal government fiscal year as a result of funding appropriated for that U.S. federal government fiscal year. Furthermore, many U.S. state governments with fiscal years ending on June 30 tend to accelerate spending during their first quarter, when new funding becomes available. We may continue to experience this seasonality in future periods, and our results of operations may be affected by it.

Employees

As of January 31, 2020, we had 15,879 employees. Our employees hold more than 19,500 degrees and professional credentials, including those with registrations and certifications in technical areas like Agile methodology, Project Management, Engineering, Architecture, Technology and Security as of December 31, 2019. As of December 31, 2019, approximately 22% of our employees held security clearances.  Approximately 56% of the employees in our Federal Solutions business segment hold security clearances, and, of those holding such clearances in Federal Solutions, approximately 58% of those clearances are Top Secret/Sensitive Compartmented Information-Level clearances, which often requires the completion of a polygraph. In addition, our executive management has an average tenure of approximately 20 years with the company and over 37 years of industry or functional experience. As of December 31, 2019, approximately 314 of our employees were covered by collective bargaining agreements. We continue to focus on our firm-wide hiring program to recruit and attract additional high quality and experienced talent and maintain close relationships with key academic institutions globally, which allows us to identify and target leading minds in key fields of study relevant to our business. We believe that our employee relations are good.

Intellectual Property

Our intellectual property portfolio consists of issued and pending patents as well as trademarks for many of our technologies. In addition, we maintain a number of trade secrets that we endeavor to protect to ensure their continuing availability to us. Our technical expertise is vital to our growth strategy, and we believe they are a core competitive advantage.

We rely upon a combination of nondisclosure agreements and other contractual arrangements, as well as copyright, trademark, patent and trade secret laws to protect our proprietary information. We also enter into proprietary information and intellectual property agreements with employees, which require them to disclose any inventions created during employment, to convey such rights to inventions to us and to restrict any disclosure of proprietary information. While protecting trade secrets and proprietary information is important, we are not materially dependent on maintenance of any specific trade secret or group of trade secrets.

During the normal course of business, we perform research and development and technology consulting services and related products in support of our customers. Typically, these services do not depend on patent protection. In accordance with applicable law, our government contracts often provide government agencies certain license rights to our inventions, copyrights and other intellectual property. Government agencies may in turn sublicense to other contractors (including our competitors) the right to utilize our intellectual property. In addition, in the case of our work as a subcontractor, our prime contractor may also have certain rights to data, information and products we develop under the subcontract. At the same time, our government contracts often license to us patents, copyrights and other intellectual property owned by third parties.

Regulation

Our business is impacted by government procurement, anti-bribery, international trade, environmental, health and safety and other regulations and requirements. Below is a summary of some of the significant regulations that impact our business.

Government Procurement.    The services we provide to the U.S. Government are subject to Federal Acquisition Regulation, or FAR, the Truth in Negotiations Act, Cost Accounting Standards, or CAS, the Services Contract Act, the False Claims Act, export controls rules and U.S. Department of Defense security regulations, as well as many other laws and regulations. These laws and regulations affect how we transact business with our clients and, in some instances, impose additional costs on our business operations. A violation of specific laws and regulations could lead to fines, contract termination or suspension of future contracts. Generally, our government clients can also terminate, renegotiate, or modify any of their contracts with us at their convenience, and many of our government contracts are subject to renewal or extension annually.

In 2019, the U.S. Department of Defense announced the development of Cybersecurity Maturity Model Certification (“CMMC”) as a framework to assess and enhance the cybersecurity posture of the Defense Industrial Base (“DIB”), particularly as it relates to controlled unclassified information within the supply chain. CMMC is designed to ensure that contractors providing services to the U.S. Department of Defense have implemented cybersecurity controls and processes to adequately protect information that resides on DIB systems and networks.  It is expected that the DoD will incorporate CMMC requirements into Requests for Proposals beginning in June 2020.

Anti-Bribery and other regulations.    We are subject to the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. The

U.K. Bribery Act of 2010 prohibits both domestic and international bribery, as well as bribery across both private and public sectors. In addition, an organization that “fails to prevent bribery” committed by anyone associated with the organization can be charged under the U.K. Bribery Act unless the organization can establish the defense of having implemented “adequate procedures” to prevent bribery.

International Trade.    We are subject to U.S. export control laws and regulations, including the International Traffic in Arms Regulations, or ITAR, and the Export Administration Regulations, or EAR, as well as U.S. economic and trade sanctions, including those administered and enforced by the U.S. Department of Treasury’s Office of Foreign Assets Control, or OFAC. To the extent we export items and provide services outside of the United States (or to certain parties in the United States), we must do so in compliance with these laws and regulations. These laws and regulations impose export licensing requirements, and we may not be successful in obtaining necessary licenses and other authorizations. Further, these laws and regulations restrict our ability to export items or provide services to certain countries and certain persons, including those that are the target of OFAC sanctions. Noncompliance with these or similar laws could lead to government investigations, penalties, reputational harm, and other negative consequences, and thereby could adversely affect our business and financial condition. Further, any change in these laws and regulations, or any shift in the approach to their enforcement or scope, or change to the countries, persons, or items targeted by such regulations, could potentially result in our decreased ability to export or sell items or services to existing or potential customers.

Environmental, Health and Safety.    We are subject to federal, state and local laws and regulations relating to environmental, health and safety matters, including, among other things, the handling, transport and disposal of regulated substances and wastes, including hazardous and radioactive materials; contamination by regulated substances and wastes; the types, quantities and concentration of materials that can be released into the environment; the acquisition of a permit or other approval before conducting regulated activities; the maintenance of information about hazardous materials used or produced in operations and provision of such information to employees, state and local government authorities and the public; and employee health and safety. Our previous ownership and current and previous operation of real property may subject us to liability pursuant to these laws or regulations. Under the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, and related state laws, certain persons may be liable at sites where or from a release or threatened release of hazardous substances has occurred or is threatened. These persons can include the current owner or operator of property where a release or threatened release occurred, any persons who owned or operated the property when the release occurred, and any persons who disposed of, or arranged for the transportation or disposal of, hazardous substances at a contaminated property. Liability under CERCLA is strict, retroactive and, under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances. The Resource Conservation and Recovery Act, or RCRA, regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste. Under RCRA, persons may be liable at sites where the past or present storage, handling, treatment, transportation, or disposal of any solid or hazardous waste may present an imminent and substantial endangerment to health or the environment. These persons can include the current owner or operator of property where disposal occurred, any persons who owned or operated the property when the disposal occurred, and any persons who disposed of, or arranged for the transportation or disposal of, hazardous substances at a contaminated property. Liability under RCRA is strict and, under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances. Violations and liabilities with respect to environmental, health and safety laws and regulations could result in significant administrative, civil, or criminal penalties, remedial clean-ups, natural resource damages, permit modifications or revocations, operational interruptions or shutdowns and other liabilities. Additionally, Congress, state legislatures, local governing bodies and federal and state agencies frequently revise environmental laws and regulations, and any changes could result in more stringent or costly requirements for our operations. Our costs related to complying with environmental, health and safety laws and regulations have not been material in the past and are not currently material to our total operating costs or cash flows. However, if we have any violations of, or incur liabilities pursuant to these laws or regulations in the future, our financial condition and operating results could be adversely affected.

In addition, in the unlikely event that we are required to fund remediation of a contaminated site, the statutory framework might allow us to pursue rights of contribution from other potentially responsible parties.

We maintain a compliance program designed to ensure compliance with the various regulations and requirements applicable to us. The compliance program, managed by our Chief Ethics and Compliance Counsel and overseen by our Chief Compliance Officer, includes an annual audit of performance with respect to our codes of ethics and business conduct and the adequacy of our compliance program, among other initiatives.

Executive Officers

Charles L. Harrington was appointed our Chief Executive Officer in May 2008, Chairman of our board of directors in November 2008. Before his appointment in 2006 as Executive Vice President, Chief Financial Officer and Treasurer of Parsons, Mr. Harrington was the founding President of one of our business units. Mr. Harrington also serves on the board of directors of AES Corporation and J.G. Boswell Company. Further, he serves on several non-profit boards of directors, including the California Science Center Foundation Board of Trustees and the California Polytechnic State University San Luis Obispo Foundation board of directors. Mr. Harrington received a Bachelor of Science in engineering from California Polytechnic State University and a masters of business administration from the University of California, Los Angeles (UCLA) Anderson School of Management. Mr. Harrington was selected to serve on our board of directors because of the perspective and experience he brings as our Chief Executive Officer and President, as well as his operations and finance industry experience.

George L. Ball was appointed our Chief Financial Officer in May 2008. Mr. Ball has held a succession of senior financial and management positions with us over the past 13 years. Previously, he was Senior Vice President, Financial Systems and Control, of Parsons Corporation from March 2007 to May 2008 and Vice President, Finance, of Parsons Development Company from October 2004 to February 2008. Since joining us in 1995, he has served in various capacities including Corporate Controller and International Division Manager of the Infrastructure & Technology Group. Mr. Ball has more than 36 years of experience in finance and accounting roles for both public and private companies. In addition to his responsibilities with us, he serves on the board of directors of Cornerstone Building Brands, Inc., and the Los Angeles Arboretum Foundation Board of Trustees. Mr. Ball is a certified public accountant and holds a Bachelor of Science degree in accounting from Drexel University in Philadelphia, Pennsylvania.

Carey A. Smith was appointed Chief Operating Officer in November 2018 and President in November 2019. Prior to that, Ms. Smith led Parsons’ Federal Solutions business from November 2016. Before joining Parsons, Ms. Smith served in progressive leadership roles at Honeywell International Inc. (“Honeywell”) from 2011 to 2016, including President of the Defense and Space business unit, Vice President of Honeywell Aerospace Customer and Product Support and President of Honeywell Technology Solutions, Inc. Prior to joining Honeywell, Ms. Smith held various positions with Lockheed Martin Corporation (and legacy companies through acquisition) from 1985 to 2011. In total, Ms. Smith has 34 years of aerospace and defense experience. Ms. Smith serves on the Edison International board of directors, including on the Compensation & Executive Personnel and Safety and Operations Committees, and in several capacities for the Professional Services Council, including as Vice Chairman on the board of directors and a member of the Executive Committee. In addition, Ms. Smith is a National Association of Corporate Directors (NACD) Governance Fellow. Ms. Smith received a Master of Science degree in electrical engineering from Syracuse University and a bachelor of science in electrical engineering from Ohio Northern University.

Michael R. Kolloway was appointed General Counsel and Corporate Secretary of Parsons Corporation in October 2017 and later became our Chief Legal Officer in January 2019. Before assuming the role of General Counsel and Corporate Secretary, Mr. Kolloway served as Deputy General Counsel – Americas from March 2016 through October 2017. Before joining Parsons, Mr. Kolloway served as Senior Vice President and Assistant General Counsel for Operations and Risk Management at AECOM

Technology Corporation, a publicly traded company. Prior to his tenure at AECOM, Mr. Kolloway was a partner in the Chicago law firm of Rock, Fusco & Garvey, Ltd and a member of the Federal Trial Bar for the Northern District of Illinois. Mr. Kolloway received his Bachelor of Arts degree from St. Norbert College and his Juris Doctor from the University of Illinois College of Law.  Mr. Kolloway served on the Board of Directors for MUSE/IQUE based in Pasadena, California.

Available Information

We file annual, quarterly, and current reports and other information with the Securities and Exchange Commission (SEC). The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC, including us. You may also access, free of charge, our reports filed with the SEC (for example, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K and any amendments to those forms) through the “Investors” portion of our website (www.parsons.com). Reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website is included in this Annual Report as an inactive textual reference only. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

Item 1A. Risk Factors.

You should carefully consider the risks described below and the other information contained in this Annual Report, including our consolidated financial statements and the related notes, before making an investment decision. Our business, financial condition and results of operations could be materially and adversely affected by any of these risks or uncertainties. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risk Relating to Our Business

Government spending and priorities could change in a manner that adversely affects our future revenue and limits our growth prospects.

We derive, and expect to continue to derive, a significant portion of our revenue from contracts with government entities. As a result, our business depends upon continued government expenditures on defense, intelligence, civil and engineering programs for which we provide support, both among foreign governments and at federal, state and local levels domestically. These expenditures have not remained constant over time and have been reduced in some periods. In particular, these expenditures have recently been affected by efforts to improve efficiency and reduce costs affecting government programs generally. Our business, prospects, financial condition or operating results could be materially harmed, among other causes, by the following:

•	budgetary constraints, including mandated automatic spending cuts, affecting across-the-board government spending, or specific agencies in particular, and changes in available funding;
•	a shift in expenditures away from agencies or programs that we support;
•

reduced government outsourcing of functions that we are currently contracted to provide, including as a result of increased insourcing by various U.S. government agencies due to changes in the definition of “inherently governmental” work, including proposals to limit contractor access to sensitive or classified information and work assignments;

•	further efforts to improve efficiency and reduce costs affecting government programs;
•	changes or delays in government programs that we support or the programs’ requirements;

•	a continuation of recent efforts by the U.S. government in particular to decrease spending for management support service contracts;
•

U.S. government shutdowns due to, among other reasons, a failure by elected officials to fund the government, such as the shutdowns which occurred during government fiscal years 2019 and 2014 and, to a lesser extent, government fiscal year 2018, and other potential delays in the appropriations process;

•	U.S. government agencies awarding contracts on a technically acceptable/lowest cost basis in order to reduce expenditures;
•	delays in the payment of our invoices by government payment offices;
•	results of elections, including politicians who may have priorities that would reduce spending in areas in which we operate;
•

an inability by the U.S. government to fund its operations as a result of a failure to increase the federal government’s debt ceiling, a credit downgrade of U.S. government obligations or for any other reason; and

•

changes in the political climate and general economic conditions, including a slowdown of the economy or unstable economic conditions and responses to conditions, such as emergency spending, that reduce funds available for other government priorities.

Any disruption in the functioning of government agencies, including as a result of government closures and shutdowns, terrorism, war, natural disasters, destruction of government facilities, and other potential calamities could have a negative impact on our operations and cause us to lose revenue or incur additional costs due to, among other things, our inability to deploy our staff to client locations or facilities as a result of such disruptions.

In particular, with regard to our largest single customer, the U.S. federal government, budget deficits, the national debt and the prevailing economic condition, and actions taken to address them, could continue to negatively affect the U.S. government expenditures on defense, intelligence and civil programs for which we provide support. The Department of Defense is one of our significant clients and cost cutting, including through consolidation and elimination of duplicative organizations and insourcing, has become a major initiative for the Department of Defense. There remains uncertainty as to how exactly budget cuts, including sequestration, will impact us, and we are therefore unable to predict the extent of the impact of such cuts on our business and results of operations. However, a reduction in the amount of or delays or cancellations of funding for, services that we are contracted to provide to the Department of Defense as a result of any of these initiatives, legislation or otherwise could have a material adverse effect on our business, financial condition and results of operations. In addition, in response to an Office of Management and Budget mandate, government agencies have reduced management support services spending in recent years. If federal awards for management support services continue to decline, our revenue and operating profits may materially decline and further efforts by the Office of Management and Budget to decrease federal awards for management support services could have a material and adverse effect on our business, financial condition and results of operations.

In addition, most government contracts are subject to the government’s budgetary approval process. Legislatures typically appropriate funds for a given program on a year-by-year basis, even though contract performance may take more than one year. In addition, public-supported financing such as state and local municipal bonds may be only partially raised to support existing infrastructure projects. As a result, at the beginning of a program, the related contract is only partially funded, and additional funding is normally committed only as appropriations are made in each fiscal year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, competing priorities for appropriation, changes in administration or control of legislatures and the timing and amount of tax receipts and the overall level of government expenditures. Similarly, the impact of an economic downturn on state and local governments may make it more difficult for them to fund infrastructure projects. If appropriations are not made in subsequent years on our government contracts, then we will not realize all of our potential revenue and profit from that contract, and we may incur substantial labor costs without reimbursement.

Government funding with respect to our Critical Infrastructure services fluctuates over time and new or changing government policies may affect our Critical Infrastructure business and operations. In March 2018, for example, President Trump signed proclamations to impose tariffs on steel and aluminum imports per the U.S. Trade Expansion Act of 1962 increasing the price for steel and aluminum in the United States which could impact client spending. Government spending for our Critical Infrastructure services may also depend on factors related to government demand, such as the condition of the existing infrastructure and buildings and the need for new or expanded infrastructure and buildings. Our government clients may face budget cuts or deficits that prohibit them from funding proposed and existing Critical Infrastructure projects.

These or other factors could cause our defense, intelligence, infrastructure or civil clients to decrease the number of new government contracts awarded generally and fail to award us new government contracts, reduce their purchases under our existing government contracts, exercise their right to terminate our government contracts or not exercise options to renew our government contracts, any of which could materially and adversely affect our business, financial condition and results of operations.

The U.S. federal government and its agencies collectively are our largest single customer and, if our reputation or relationships with the U.S. federal government were harmed, our future revenues and cash flows would be adversely affected.

The U.S. federal government and its agencies, including the military and intelligence community, collectively are our largest customer. In particular, it represents substantially all of the revenue of our Federal Solutions segment. Approximately 36%, 42% and 48% of consolidated revenues for the years ended December 29, 2017, December 31, 2018 and December 31, 2019, respectively, and approximately 29% and 17% of accounts receivable as of December 31, 2018 and December 31, 2019, respectively, were derived from contracts with the U.S. federal government and its agencies. Our reputation and relationships with various U.S. government entities and agencies, and in particular with the U.S. Department of Defense, including the Missile Defense Agency and the United States Army, the Federal Aviation Administration, the United States intelligence community and the U.S. Department of Energy are key factors in maintaining and growing these revenues and winning new bids for new business. Negative press reports or publicity, regardless of accuracy, could harm our reputation. If our reputation or relationships with government agencies were to be negatively affected, or if we are suspended or debarred from contracting with government agencies for any reason, the amount of business with government and other customers would decrease and our financial condition and results of operations could be adversely affected.

Our failure to comply with a variety of complex procurement rules and regulations could result in our being liable for penalties, including termination of our government contracts, disqualification from bidding on future government contracts and suspension or debarment from government contracting.

We must comply with various laws and regulations relating to the formation, administration and performance of government contracts, which affect how we do business with our customers and may impose added costs on our business.

Many of our U.S. government contracts contain organizational conflict of interest, or OCI, clauses that may limit our ability to compete for or perform contracts or other types of services for particular customers. OCI arises when we engage in activities that may make us unable to render impartial assistance or advice to the U.S. government, impair our objectivity in performing contract work or provide us with an unfair competitive advantage. Existing OCI, and any OCI that may develop, could preclude our competition for or performance on a significant project or contract, which could limit our opportunities.

Some U.S. federal and state statutes and regulations provide for automatic debarment based on our actions, such as violations of the U.S. False Claims Act or the U.S. Foreign Corrupt Practices Act, or FCPA. The suspension or debarment in any particular case may be limited to the facility, contract or subsidiary involved in the violation or could be applied to our entire enterprise in severe circumstances. Even a narrow scope suspension or debarment could result in negative publicity that could adversely affect our ability to renew contracts and to secure new contracts, both with governments and private customers, which could materially and adversely affect our business, financial condition and results of operations.

Governments may adopt new contract rules and regulations or revise their procurement practices in a manner adverse to us at any time.

The government-related industries within which we do business continue to experience significant changes to business practices as a result of an increased focus on affordability, efficiencies and recovery of costs, among other items. Our existing and potential clients are similarly focused on increasing the productivity of their contractual arrangements. Moreover, government agencies may face restrictions or pressure regarding the type and amount of services that they may obtain from private contractors. Legislation, regulations and initiatives dealing with procurement reform, mitigation of potential OCIs, deterrence of fraud, and environmental responsibility or sustainability could have an adverse effect on us. Moreover, shifts in the buying practices of government agencies, such as increased usage of fixed price contracts, multiple award contracts and small business set-aside contracts, could have adverse effects on government contractors, including us. Any of these changes could impair our ability to obtain new contracts or contract renewals. Any new contracting requirements or procurement methods could be costly or administratively difficult for us to implement and could adversely affect our business, financial condition and results of operations.

A substantial portion of our business is subject to reviews, audits and cost adjustments by government agencies, which, if resolved unfavorably to us, could adversely affect our profitability, cash flows or growth prospects.

Government agencies routinely audit and review a contractor’s performance on government contracts, indirect cost rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its business systems, which are defined as the contractor’s accounting, earned value management, estimating, materials management, property management and purchasing systems. A finding of significant control deficiencies in a contractor’s business systems or a finding of noncompliance with U.S. government Cost Accounting Standards, or CAS, can result in decremented billing rates to U.S. government customers until the control deficiencies are corrected and their remediation is accepted by the Defense Contract Management Agency. The agencies conducting these audits and reviews have come under increased scrutiny. As a result, audits and reviews have become more rigorous and the standards to which we are held are being more strictly interpreted which has increased the likelihood of an audit or review resulting in an adverse outcome.

If a review or investigation by a government agency identifies improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions which could include the termination of contracts, forfeiture of profits, the triggering of price reduction clauses, suspension of payments, fines, and suspension or debarment from doing business with governmental agencies. We may suffer harm to our reputation if allegations of impropriety are made against us, which would impair our ability to win new contract awards or receive contract renewals. Penalties and sanctions are not uncommon in our industries. If we incur a material penalty or administrative sanction or otherwise suffer harm to our reputation, our profitability, cash position and future prospects could be adversely affected.

Government audits and reviews may conclude that our practices are not consistent with applicable laws and regulations and result in adjustments to contract costs and mandatory customer refunds. Such adjustments can be applied retroactively, which could result in significant customer refunds, and those refunds would negatively impact our revenue. Receipt of adverse audit findings or the failure to obtain an “approved” determination on our various business systems could significantly and adversely affect our business by, among other things, restricting our ability to bid on new contracts and, for those proposals under evaluation, diminishing our competitive position. A determination of noncompliance could also result in penalties and sanctions against us, including withholding of payments, suspension of payments and increased government scrutiny. Increased scrutiny could adversely impact our ability to perform on contracts, affect our ability to invoice for work performed, delay the receipt of timely payment on contracts, and weaken our ability to compete for new contracts with the government.

Our government contracts may be terminated by the government counterparty at any time and may contain other provisions permitting the government to discontinue contract performance, and if lost contracts are not replaced, our operating results may differ materially and adversely from those anticipated.

Government contracts often contain provisions and are subject to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts. These rights and remedies allow government clients, among other things, to:

•	terminate existing contracts, with short notice, for convenience as well as for default;
•	reduce orders under or otherwise modify contracts;
•

for contracts subject to the Truth in Negotiations Act, reduce the contract price or cost where it was increased because a contractor or subcontractor furnished cost or pricing data during negotiations that was not complete, accurate and current;

•

for some contracts, (1) demand a refund, make a forward price adjustment or terminate a contract for default if a contractor provided inaccurate or incomplete data during the contract negotiation process and (2) reduce the contract price under triggering circumstances, including the revision of price lists or other documents upon which the contract award was predicated;

•	terminate our facility security clearances and thereby prevent us from receiving classified contracts and complete work on existing contracts;
•	cancel multi-year contracts and related task orders if funds for contract performance for any subsequent year become unavailable;
•	decline to exercise an option to renew a multi-year contract or issue task orders in connection with indefinite delivery/indefinite quantity contracts, or IDIQ contracts;
•

claim rights in solutions, systems and technology produced by us, appropriate such work-product for their continued use without continuing to contract for our services and disclose such work-product to third parties, including other government agencies and our competitors, which could harm our competitive position;

•

prohibit future procurement awards with a particular agency due to a finding of organizational conflicts of interest based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors, or the existence of conflicting roles that might bias a contractor’s judgment;

•

subject the award of contracts to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest and may also result in a requirement to resubmit offers for the contract or in the termination, reduction or modification of the awarded contract;

•	suspend or debar us from doing business with the applicable government; and
•	control or prohibit the export of our services.

Recent and potential future budget cuts, the impact of sequestration and recent efforts by the Office of Management and Budget to decrease federal awards for management support services, may cause agencies with which we currently have contracts to terminate, reduce the number of task orders under or fail to renew such contracts. If a government client were to unexpectedly terminate, cancel, or decline to exercise an option to renew with respect to one or more of our significant contracts, or suspend or debar us from doing business with such government, our revenue and operating results would be materially harmed.

We face aggressive competition that can impact our ability to obtain contracts and may affect our future revenues, profitability and growth prospects.

We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process. For example, the U.S. government increasingly relies on IDIQ, GSA Schedule and other multi-award contracts, which has resulted in greater competition and increased pricing pressure. The competitive bidding process involves substantial costs and a number of risks, including significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, or that may be awarded but for which we do not receive meaningful task orders. For contracts awarded to us, we also face the risk of inaccurately estimating the resources and costs that will be required to fulfill any contract we win. Following contract award, we may encounter significant expense, delay, contract modifications or even contract loss as a result of our competitors protesting the award of contracts to us in competitive bidding. Any resulting loss or delay of startup and funding of work under protested contract awards may adversely affect our revenues and/or profitability. In addition, multi-award contracts require that we make sustained post-award efforts to obtain task orders under the contract. As a result, we may not be able to obtain these task orders or recognize revenues under these multi award contracts. Our failure to compete effectively in this procurement environment would adversely affect our business, financial condition and results of operations.

Projects may be awarded based solely upon price, but often take into account other factors, such as technical qualifications, proposed project team, schedule and past performance on similar projects. We compete with larger companies that have greater name recognition, financial resources and larger technical staffs and with smaller, more specialized companies that are able to concentrate their resources on particular areas. Additionally, we may compete with a government’s own capabilities. Technology-focused companies may also develop products and services that could disrupt our business or compete with our services. To remain competitive, we must consistently provide superior service, technology and performance on a cost-effective basis to our customers and there is no assurance that we will do so.

Our revenue and growth prospects may be harmed if we or our employees are unable to obtain government granted eligibility or other qualifications, we and they need to perform services for our customers.

A number of government programs require contractors to have certain kinds of government granted eligibility, such as security clearance credentials. Depending on the project, eligibility can be difficult and time-consuming to obtain. If we or our employees are unable to obtain or retain the necessary eligibility, including local ownership requirements, we may not be able to win new business, and our existing customers could terminate their contracts with us or decide not to renew them. To the extent we cannot obtain or maintain the required security clearances for our employees working on a particular contract, we may not derive the revenue or profit anticipated from such contract.

A failure to attract, train and retain skilled employees and our senior management team would adversely affect our ability to execute our strategy and may disrupt our operations.

Our business relies heavily upon the expertise and services of our employees. Our continued success depends on our ability to recruit and retain highly trained and skilled engineering, technical and professional personnel. Competition for skilled personnel is intense and competitors aggressively recruit key employees. In addition, many U.S. government programs require contractors to have security clearances. Depending on the level of required clearance, security clearances can be difficult and time-consuming to obtain and personnel with security clearances are in great demand. Particularly in highly specialized areas, it has become more difficult to retain employees and meet all of our needs for employees in a timely manner, which may affect our growth in the current and future fiscal years. Although we intend to continue to devote significant resources to recruiting, training and retaining qualified employees, we may not be able to attract, effectively train and retain these employees. Any failure to do so could impair our ability to efficiently perform our contractual obligations, timely meet our customers’ needs and ultimately win new business, all of which could adversely affect our business, financial condition and results of operations.

We believe that our success also depends on the continued employment of a highly qualified and experienced senior management team and that team’s ability to retain existing business and generate new business. The loss of key personnel in critical functions could lead to lack of business continuity or disruptions in our business until we are able to hire and train replacement personnel.

Our profitability could suffer if we are not able to timely and effectively utilize our employees or manage our cost structure.

The cost of providing our services, including the degree to which our employees are utilized, affects our profitability. The degree to which we are able to utilize our employees in a timely manner or at all is affected by a number of factors, including:

•	our ability to transition employees from completed projects to new assignments and to hire, assimilate and deploy new employees;
•

our ability to forecast demand for our services and to maintain and deploy headcount that is aligned with demand, including employees with the right mix of skills and experience to support our projects;

•	our employees’ inability to obtain or retain necessary security clearances or required certifications;
•	changes to or delays or cancellations of projects, as a result of governmental budgetary processes or otherwise;
•	our ability to manage attrition; and
•	our need to devote time and resources to training, business development, and other non-chargeable activities.

If our employees are under-utilized, our profit margin and profitability could suffer. Additionally, if our employees are over-utilized, it could have a material adverse effect on employee morale and attrition, which would in turn have a material adverse impact on our business, financial condition or results of operations.

Our profitability is also affected by the extent to which we are able to effectively manage our overall cost structure for operating expenses, such as wages and benefits, real estate expenses, overhead and capital and other investment-related expenditures. If we are unable to effectively manage our costs and expenses and achieve efficiencies, our competitiveness and profitability may be adversely affected.

Our focus on new growth areas for our business entails risks, including those associated with new relationships, clients, talent needs, capabilities, service offerings and maintaining our collaborative culture and core values.

We are focused on growing our presence in our addressable markets by enhancing and optimizing our core operations, extending into opportunity-rich adjacent markets and acquiring and integrating transformative, disruptive technologies. These efforts entail inherent risks associated with innovation and competition from other participants in those areas, potential failure to help our clients respond to the challenges they face, our ability to comply with uncertain evolving legal standards applicable to some of our service offerings, including those in the cybersecurity area, and, with respect to potential international growth, risks associated with operating in foreign jurisdictions, such as compliance with applicable foreign and U.S. laws and regulations that may impose different and, occasionally, conflicting or contradictory requirements, and the economic, legal, and political conditions in the foreign jurisdictions in which we operate, as described in additional detail below. As we attempt to develop new relationships, clients, capabilities, and service offerings, these efforts could harm our results of operations due to, among other things, a diversion of our focus and resources and actual costs, opportunity costs of pursuing these opportunities in lieu of others and a failure to reach a profitable return on our investments in new technologies, capabilities, and businesses, including expenses on research and development investments, and these efforts could ultimately be unsuccessful. Additionally, the possibility exists that our competitors might develop new capabilities or service offerings that might cause our existing capabilities and service offerings to become obsolete. If we fail in our new capabilities development efforts or our capabilities or services fail to achieve market acceptance more rapidly than our competitors, our ability to procure new contracts could be negatively impacted, which would negatively impact our results of operations and our financial condition.

In addition, our ability to grow our business by leveraging our operating model to efficiently and effectively deploy our people across our client base is largely dependent on our ability to maintain our collaborative culture. To the extent that we are unable to maintain our culture for any reason, including our effort to focus on new growth areas or acquire new businesses with different corporate cultures, we may be unable to grow our business. Any such failure could have a material adverse effect on our business, financial condition and results of operations.

With the growth of our U.S. and international operations, we are now providing client services and undertaking business development efforts in numerous and disparate geographic locations both domestically and internationally. Our ability to effectively serve our clients is dependent upon our ability to successfully leverage our operating model across all of these and any future locations, maintain effective management controls over all of our locations to ensure, among other things, compliance with applicable laws, rules and regulations, and instill our core values in all of our personnel at each of these and any future locations. Any inability to ensure any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

We may make acquisitions, investments, joint ventures and divestitures in the future that involve numerous risks, which if realized, may adversely affect our business and our future results.

We may make strategic acquisitions, engage in joint ventures or divest existing businesses, which could cause us to incur unforeseen expenses and have disruptive effects on our business and may not yield the benefits we expect. Our Credit Agreement imposes limitations on our ability to make other acquisitions. Subject to those limitations, we may selectively pursue additional strategic acquisitions, investments and joint ventures in the future. Any future acquisitions, investments and joint ventures may pose many risks that could adversely affect our reputation, operations or financial results, including:

•	we may not retain key employees (including those with needed security clearances), customers and business partners of an acquired business in the future;
•

we may fail to successfully integrate acquired businesses, such as failing to successfully integrate information technology and other control systems relating to the operations of any acquired business;

•	acquisitions normally require a significant investment of time and resources, which may disrupt our business and distract our management from other important responsibilities;
•

we may not be able to accurately estimate the financial effect of any acquisitions and investments on our business and we may not realize anticipated revenue opportunities, cost savings, or other synergies or benefits, or acquisitions may not result in improved operating performance; and

•

we may assume known as well as unknown material liabilities, legal or regulatory risks that were not identified as part of our due diligence or for which we are unable to receive a purchase price adjustment or reimbursement through indemnification.

If any acquisitions, investments or joint ventures fail, perform poorly or their value is otherwise impaired for any reason, including contractions in credit markets and global economic conditions, our business, financial condition and results of operations could be adversely affected.

In addition, we may periodically divest or plan to divest businesses, including businesses that are no longer a part of our ongoing strategic plan. These divestitures similarly require significant investment of time and resources and may disrupt our business, distract management from other responsibilities and may result in losses on disposal or continued financial involvement in the divested business, including through indemnification, guarantee or other financial arrangements, for a period of time following the transaction, which could adversely affect our business, financial condition or results of operations. When we determine that we would like to divest a business, we may not be able to divest that business on attractive terms or at all.

We conduct a portion of our work through joint venture entities, some of which we do not have management control over, and with which we typically have joint and several liability with our joint venture partners.

14.8% of our revenue during fiscal 2017, 15.2% of our revenue during fiscal 2018 and 12.0% of our revenue during fiscal 2019 was derived from our operations through consolidated joint ventures. In addition, 3.7% of our revenues in fiscal 2017, 4.1% of our revenues in fiscal 2018, and 4.0% of our revenue during fiscal 2019 related to services we provided to our unconsolidated joint ventures, where control resides with unaffiliated third parties, and 26.6% of our operating income during fiscal 2017, 18.0% of our operating income during fiscal 2018 and 45.3% of our operating income during fiscal 2019 was derived from equity in our unconsolidated joint ventures. As with most joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture partners and we typically have joint and several liability with our joint venture partners under the applicable contracts for joint venture projects. These factors could potentially adversely impact the business and operations of a joint venture and, in turn, our business and operations.

Operating through joint ventures in which we are a minority holder results in us having limited control over many decisions made with respect to projects and internal controls relating to projects. We generally do not have control of these unconsolidated joint ventures. These joint ventures may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. As a result, internal control problems may arise with respect to these joint ventures, which could have a material adverse effect on our business, financial condition and results of operations and could also affect our reputation in the industries we serve.

We participate in joint ventures where we provide guarantees and may be adversely impacted by the failure of such joint venture or its participants to fulfill their obligations.

We have investments in and commitments to joint ventures with unrelated parties. These joint ventures from time to time may borrow money to help finance their activities and, in some circumstances, we may be required to provide guarantees of the obligations of our affiliated entities. At December 31, 2019, we had $55.0 million of letters of credit and guarantees that relate to joint ventures. If these entities are not able to honor their obligations under the guarantees, we may be required to expend additional resources or suffer losses, which could be significant.

Our acquisitions may not achieve their full intended benefits or may disrupt our plans and operations.

We cannot assure you that we will be able to successfully integrate acquired companies with our business or otherwise realize the expected benefits of our acquisitions. For example, in the last several years we have made three large acquisitions. The combination of multiple independent businesses will be a complex, costly, and time-consuming process. Our business may be negatively impacted following acquisitions if we are unable to effectively manage our expanded operations. The integration process will require significant time and focus from our management team and may divert attention from the day-to-day operations of the combined business. Additionally, consummation of acquisitions could disrupt our current plans and operations, which could delay the achievement of our strategic objectives.

The expected synergies and operating efficiencies of the acquisitions may not be fully realized, which could result in increased costs and have a material adverse effect on our business, financial condition and results of operations. In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships and diversion of management’s attention, among other potential adverse consequences. The risks of combining our operations of the businesses include, among others:

•	we may have underestimated the costs to integrate the information systems of acquired companies with ours;
•	we may face difficulties in integrating employees, integrating different corporate cultures and in attracting and retaining key personnel; and
•	we may face challenges in keeping existing contracts and customers.

Many of these risks will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenue, and diversion of our management’s time and energy, which could have a material adverse effect on our business, financial condition and results of operations. In addition, even if our operations are integrated successfully, we may not realize the full benefits of the acquisitions, including the synergies, operating efficiencies, or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame or at all.

Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to accurately estimate and manage costs, time and resources.

We generate revenue under various types of contracts, which include time-and-materials, cost-plus and fixed-price contracts. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or solutions provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive fee contracts, is finally determined. Cost-plus and time-and-materials contracts generally have lower profitability than fixed-price contracts. To varying degrees, each of our contract types involves some risk that we could underestimate the costs and resources necessary to fulfill the contract. Our profitability is adversely affected when we incur costs on cost-plus and time-and-materials contracts that we cannot bill to our customers. While fixed-price contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns.

Revenue derived from fixed-price contracts represented 35% of our total revenue during fiscal 2017, 32% of our total revenue during fiscal 2018 and 30% of our total revenue during fiscal 2019. When making proposals on fixed-price contracts, we rely heavily on our estimates of costs, scope and timing for completing the associated projects, as well as assumptions regarding technical issues. In particular, contracts in our Critical Infrastructure segment are often won in a hard-bid process, in which clients primarily select the lowest qualified bidder with the understanding that they will not pay above the bid amount, even if we perform work beyond the initial scope of our contract. In each case, our failure to accurately estimate costs, scope or the resources and technology needed to perform our contracts or to effectively manage and control our costs during the performance of work could result, and in some instances has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in connection with the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control, such as performance failures of our subcontractors, natural disasters or other force majeure events, could make our contracts less profitable than expected or unprofitable.

We use estimates in recognizing revenues and, if we make changes to estimates used in recognizing revenues, our profitability may be adversely affected.

A significant portion of our contract revenues are recognized using the cost-to-cost measure of progress method. This method requires estimates of total costs at completion or measurement of progress towards completion. Particularly due to the technical nature of the services being performed and the length of the contracts, this estimation process is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimate is recognized immediately. Changes in the underlying assumptions, circumstances or estimates could result in adjustments that may adversely affect our financial results of operations.

We have submitted claims to clients for work we performed beyond the initial scope of some of our contracts. If these clients do not approve these claims, our results of operations could be adversely impacted.

We typically have pending claims submitted under some of our contracts for payment of work performed beyond the initial contractual requirements for which we have already recorded revenue. Some of these relate to change orders from the original scope of the contract. Our client may dispute these change orders and claims, and we cannot guarantee that such claims will be approved in whole, in part, or at all. Often, these claims and disputes can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims and disputes will be fully resolved. We may also renegotiate contracts to address these additional costs. When these types of events occur, we have used working capital in projects to cover cost overruns. If our claims are not approved or resolved, our revenue may be reduced in future periods.

Systems that we develop, integrate, maintain, or otherwise support could experience security breaches which may damage our reputation with our clients and hinder future contract win rates.

We develop, integrate, maintain, or otherwise support systems and provide services that include managing and protecting information involved in intelligence, national security and other sensitive or classified government functions. Our systems also store and process sensitive information for commercial clients. The cyber and security threats that our clients face have grown more frequent and sophisticated.

A security breach in one of these systems could cause serious harm to our business, damage our reputation, and prevent us from being eligible for further work on sensitive systems for government or commercial clients. Work for non-government and commercial clients involving the protection of information systems or that store clients’ information could also be harmed due to associated security breaches. Damage to our reputation or limitations on our eligibility for additional work or any liability resulting from a security breach in one of the systems we develop, install, maintain, or otherwise support could have a material adverse effect on our business, financial condition and results of operations.

Services we provide and technologies we develop are designed to detect and monitor threats to our clients, the failure of which may lead to reputational harm or liability against us by our clients or third parties and may subject our staff to potential threats, risk of loss or harm.

We help our clients detect, monitor and mitigate threats to their people, information and facilities. These threats may originate from nation states, terrorist or criminal actors, activist hackers or others who seek to harm our clients. There are many factors, some of which are beyond our control, which could result in the failure of our products to detect, monitor or mitigate these threats. Successful attacks on our clients may cause physical or reputational harm to us and our clients, as well as lead to liability claims against us by our clients or third parties, particularly if such attacks are a result of a failure or perceived failure of our services or technologies. In addition, as a result of our involvement with some clients or projects, our staff, information and facilities may be targeted by these or other threat actors and may be at risk for loss, or physical or reputational harm.

Internal system or service failures affecting us or our vendors, including as a result of cyber or other security threats, could disrupt our business and impair our ability to effectively provide our services to our clients, which could damage our reputation and have a material adverse effect on our business, financial condition and results of operations.

We create, implement, and maintain information technology and engineering systems and also use vendors to provide services that are often critical to our clients’ operations, some of which involve sensitive information and may be conducted in war zones or other hazardous environments, or include information whose confidentiality is protected by law. As a result, we may be subject to systems or service failures, not only resulting from our own failures or the failures of third-party service providers, natural disasters, power shortages, or terrorist attacks, but also from continuous exposure to cyber and other security threats, including computer viruses and malware, attacks by computer hackers or physical break-ins. There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as a cybersecurity services contractor, we hold classified, controlled unclassified and other sensitive information. As a result, we and our vendors face a heightened risk of a security breach or disruption resulting from an attack by computer hackers, foreign governments, and cyber terrorists. While we put in place policies, controls and technologies to help detect and protect against such attacks, we cannot guarantee that future incidents will not occur, and if an incident does occur, we may not be able to successfully mitigate the impact. We have been the target of these types of attacks in the past and future attacks are likely to occur. If successful, these types of attacks on our network or other systems or service failures could have a material adverse effect on our business, financial condition and results of operations, due to, among other things, the loss of client or proprietary data, interruptions or delays in our clients’ businesses and damage to our reputation. In addition, the failure or disruption of our systems, communications, vendors, or utilities could cause us to interrupt or suspend our operations, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if our employees inadvertently do not adhere to appropriate information security protocols, our protocols are inadequate, or our employees intentionally avoid these protocols, our or our clients’ sensitive information may be released thereby causing significant negative impacts to our reputation and exposing us or our clients to liability.

If our or our vendors’ systems, services or other applications have significant defects or errors, are successfully attacked by cyber and other security threats, suffer delivery delays or otherwise fail to meet our clients’ expectations, we may:

•	lose revenue due to adverse client reaction;
•	be required to provide additional services to a client at no charge;
•	incur additional costs related to remediation, monitoring and increasing our cybersecurity;
•	lose revenue due to the deployment of internal staff for remediation efforts instead of client assignments;
•	receive negative publicity, which could damage our reputation and adversely affect our ability to attract or retain clients;
•	be unable to successfully market services that are reliant on the creation and maintaining of secure information technology systems to government and commercial clients;
•

suffer claims by clients or impacted third parties for substantial damages, particularly as a result of any successful network or systems breach and exfiltration of client and/or third-party information; or

•

incur significant costs, including fines from government regulators related to complying with applicable federal or state law, including laws pertaining to the security and protection of personal information.

In addition to any costs resulting from contract performance or required corrective action, these failures may result in increased costs or loss of revenue if they result in clients postponing subsequently scheduled work or canceling or failing to renew contracts.

The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Additionally, some cyber technologies and techniques that we utilize or develop may raise potential liabilities related to legal compliance, intellectual property and civil liberties, including privacy concerns, which may not be fully insured or indemnified. We may not be able to obtain and maintain insurance coverage on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to some types of future claims. The successful assertion of any large claim against us could seriously harm our business. Even if not successful, these claims could result in significant legal and other costs, may be a distraction to our management, and may harm our client relationships. In some new business areas, we may not be able to obtain sufficient insurance and may decide not to accept or solicit business in these areas.

As a contractor supporting defense and national security clients, we are also subject to regulatory compliance requirements under the Defense Federal Acquisition Regulation Supplement and other federal regulations requiring that our networks and information technology systems comply with the security and privacy controls in National Institute of Standards and Technology Special Publications. To the extent that we do not comply with the applicable security and control requirements, whether imposed by regulation or contract, unauthorized access or disclosure of sensitive information could potentially result in a contract termination that has a material adverse effect on our business, financial condition and results of operations and reputational harm.

Unavailability or cancellation of third-party insurance coverage would increase our overall risk exposure as well as disrupt the management of our business operations.

We maintain insurance coverage from third-party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. If any of our third-party insurers fail, suddenly cancel our coverage or otherwise are unable to provide us with adequate insurance coverage, then our overall risk exposure and our operational expenses would increase, and the management of our business operations would be disrupted. In addition, there can be no assurance that any of our existing insurance coverage will be renewable upon the expiration of the coverage period or that future coverage will be affordable at the required limits.

Adverse judgments or settlements in legal disputes could result in materially adverse monetary damages or injunctive relief and damage our reputation.

We are subject to, and may become a party to, a variety of litigation or other claims and suits that arise from time to time in the ordinary course of our business. For example, our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands.

The results of litigation and other legal proceedings, including the claims described under “Business—Legal Proceedings”, are inherently uncertain and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us. Additionally, our insurance policies may not protect us against potential liability due to various exclusions in the policies and self-insured retention amounts. Partially or completely uninsured claims, if successful and of significant magnitude, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future.

Our business is subject to numerous legal and regulatory requirements and any violation of these requirements or any misconduct by our employees, subcontractors, agents or business partners could harm our business and reputation.

In addition to government contract procurement laws and regulations, we are subject to numerous other federal, state and foreign legal requirements on matters as diverse as data privacy and protection, employment and labor relations, immigration, taxation, anti-corruption, import/export controls, trade restrictions, internal and disclosure control obligations, securities regulation and anti-competition. Compliance with diverse and changing legal requirements is costly, time-consuming and requires significant resources. Violations of one or more of these requirements in the conduct of our business could result in significant fines and other damages, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to compete for work and allegations by our customers that we have not performed our contractual obligations.

Misconduct by our employees, subcontractors, agents or business partners could subject us to fines and penalties, restitution or other damages, loss of security clearance, loss of current and future customer contracts and suspension or debarment from contracting with federal, state or local government agencies, any of which could adversely affect our business, financial condition and results of operations. Such misconduct could include fraud or other improper activities such as falsifying time or other records, failure to comply with our policies and procedures or violations of applicable laws and regulations.

Goodwill and intangible assets represent a significant amount of our total assets and any impairment of these assets would negatively impact our results of operations.

As of December 31, 2019, we had goodwill and intangible assets of $1.3 billion. In fiscal 2016, we recorded an impairment charge of $84.7 million associated with goodwill and intangible assets in connection with our restructuring activities in 2015 and 2016.

Goodwill is tested for impairment annually, or more often if indicators of potential impairment exist, and intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Examples of events or changes in circumstances indicating that the carrying value of goodwill may not be recoverable could include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key contracts, customer relationships, or personnel that affect current and future operating cash flows of the reporting unit. Any future impairment of goodwill or other intangible assets would have a negative impact on our profitability and financial results.

We depend on our teaming arrangements and relationships with other contractors and subcontractors. If we are not able to maintain these relationships, or if these parties fail to satisfy their obligations to us or the customer, our revenues, profitability and growth prospects could be adversely affected.

We rely on teaming relationships with other prime contractors and subcontractors in order to submit bids for large procurements or other opportunities where we believe the combination of services, products and solutions provided by us and our teammates will help us to win and perform the contract. Our future revenues and growth prospects could be adversely affected if other contractors eliminate or reduce their contract relationships with us, or if our government clients terminate or reduce these other contractors’ programs, do not award them new contracts or refuse to pay under a contract. Companies that do not have access to government contracts or experience with our customers may perform services as our subcontractor that we cannot otherwise provide ourselves, and that exposure could enhance such companies’ prospect of securing a future position as a prime government contractor which could increase competition for future contracts and impair our ability to win these contracts.

Whenever our subcontractors fail to timely meet their contractual obligations, have regulatory compliance or other problems, our ability to fulfill our obligations as a prime contractor or higher tier subcontractor may be jeopardized. Subcontractor performance deficiencies under subcontracts with us as the prime contractor could lead to significant losses in future periods and could result in our termination for default as the prime contractor even though it was the subcontractor that failed to perform and not our personnel.

Our failure to meet contractual schedule requirements, meet a required performance standard, meet our internal contractual performance projections or otherwise perform adequately on a project could adversely affect our business, financial condition or results of operations.

Under some of our contracts, we can incur liquidated or other damages if we do not achieve project completion by a scheduled date. In addition, our costs generally increase from schedule delays and/or could exceed our projections for a particular project. Project performance can be affected by a number of factors beyond our control, including unavoidable delays from governmental inaction, public opposition, inability to obtain financing, weather conditions, unavailability of vendor materials, changes in the project scope of services requested by our clients, industrial accidents, environmental hazards, labor disruptions and other factors. Any defects or errors, or failures to meet our clients’ expectations, in our projects or services could result in claims for damages against us and could adversely affect our reputation. Material performance problems for existing and future contracts could cause actual results of operations to differ from those anticipated by us and also could cause us to suffer damage to our reputation within our industries and client base.

Many of our contracts require innovative design capabilities, are technologically complex or are dependent upon factors not wholly within our control. Failure to meet these obligations could adversely affect our business, financial condition or results of operations.

We design and develop technologically advanced and innovative products and services applied by our customers in a variety of environments. Problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and patent rights, labor, learning curve assumptions or materials and components could prevent us from achieving contractual requirements. Our offerings cannot be tested and proven in all situations and are otherwise subject to unforeseen problems that could negatively affect revenue and profitability such as problems with governmental inaction, quality and workmanship, delivery of subcontractor components or services, unplanned degradation of product performance, unavailability of vendor materials and changes in the project scope requested by our clients. Among the factors that may adversely affect our business, financial condition or results of operations could be unforeseen costs and expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen problems, loss of follow-on work, damage to our reputation and repayment to the customer of contract cost and fee payments we previously received.

Failure to adequately protect, maintain, or enforce our rights in our intellectual property may adversely limit our competitive position.

We rely upon a combination of nondisclosure agreements and other contractual arrangements, as well as copyright, trademark, patent and trade secret laws to protect our proprietary information. We also enter into proprietary information and intellectual property agreements with employees, which require them to disclose any inventions created during employment, to convey such rights to inventions to us, and to restrict any disclosure of proprietary information. Trade secrets are generally difficult to protect. Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter or prevent misappropriation of our confidential information and/or the infringement of our patents and copyrights. Further, we may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights. Failure to adequately protect, maintain, or enforce our intellectual property rights may adversely limit our competitive position.

Assertions by third parties of infringement, misappropriation or other violations by us of their intellectual property rights could result in significant costs and substantially harm our business, financial condition and operation results.

In recent years, there has been significant litigation involving intellectual property rights in technology industries. We may face from time to time, allegations that we or a supplier or customer have violated the rights of third parties, including patent, trademark, and other intellectual property rights. If, with respect to any claim against us for violation of third-party intellectual property rights, we are unable to prevail in the litigation or retain or obtain sufficient rights or develop non-infringing intellectual property or otherwise alter our business practices on a timely or cost-efficient basis, our business, financial condition or results of operations may be adversely affected.

Any infringement, misappropriation or related claims, whether or not meritorious, are time consuming, divert technical and management personnel, and are costly to resolve. As a result of any such dispute, we may have to develop non-infringing technology, pay damages, enter into royalty or licensing agreements, cease utilizing products or services, or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us.

Our operations outside the United States expose us to legal, political and economic risks in different countries as well as currency exchange rate fluctuations that could harm our business and financial results.

Revenue attributable to our services provided outside of the United States as a percentage of our total revenue was 30.4% in fiscal 2017, 29.8% in fiscal 2018 and 24.8% in fiscal 2019. There are risks inherent in doing business internationally, including:

•	imposition of governmental controls and changes in laws, regulations or policies;
•	political and economic instability, such as in the Middle East;
•	civil unrest, acts of terrorism, force majeure, war, or other armed conflict;
•	greater physical security risks;

•	changes in U.S. and other national government trade policies affecting the markets for our services;
•	changes in regulatory practices, tariffs and taxes;
•

potential non-compliance with a wide variety of laws and regulations, including anti-corruption, U.S. export controls and economic and trade sanctions, and anti-boycott laws and similar non-U.S. laws and regulations;

•	changes in labor conditions;
•	logistical and communication challenges;
•	currency exchange rate fluctuations, devaluations and other conversion restrictions; and
•	health and safety concerns, including those related to the coronavirus and other potential epidemics.

Any of these factors could have a material adverse effect on our business, financial condition or results of operations.

We have operations in the Middle East and neighboring regions, and these regions may experience turmoil that may impact our current projects, future business and financial stability.

We currently have operations in the Middle East, including in Oman, Qatar, Saudi Arabia and the United Arab Emirates. These countries experience frequent political turmoil such as the tensions among Qatar and several of its neighbors, including Saudi Arabia and the United Arab Emirates. This uncertainty may affect our ability to continue our projects in these regions due to lack of resources, local support, and safety for our workers. If we are unable to finish these projects, it is likely that our finances will be impacted. Furthermore, we may experience liability regarding our employees and their safety and security in these locations. We also may incur material costs to maintain the safety of our personnel. Despite these precautions, the safety of our personnel in these locations may continue to be at risk. Acts of terrorism and threats of armed conflicts in or around various areas in which we operate could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts, or the loss of key employees, contractors or assets.

We operate in many different jurisdictions and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws.

The FCPA and similar worldwide anti-corruption laws, including the U.K. Bribery Act of 2010, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws, including the requirements to maintain accurate information and internal controls which may fall within the purview of the FCPA, its books and records provisions or its anti-bribery provisions. We operate in many parts of the world that have experienced governmental corruption to some degree; and, in some circumstances, strict compliance with anticorruption laws may conflict with local customs and practices. Despite our training and compliance programs, we cannot assure that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. In addition, from time to time, government investigations of corruption in industries we operate in may affect us and our peers. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our business, financial condition or results of operations.

We may not realize the full value of our backlog, which may result in lower than expected revenue.

As of December 31, 2019, our total backlog was $8.0 billion, of which $4.1 billion was funded. Our backlog includes orders under contracts that can extend for several years, and in some cases, contracts that extend for more than 10 to 15 years. We historically have not realized all of the revenue included in our total backlog, and we may not realize all of the revenue included in our total backlog in the future. There is a somewhat higher degree of risk in this regard with respect to unfunded backlog and backlog related to unexercised options years and IDIQ contracts for which task orders have not yet been issued. In addition, there can be no assurance that our backlog will result in actual revenue in any particular period. This is because the actual receipt, timing and amount of revenue under contracts included in backlog are subject to various contingencies, including congressional appropriations, many of which are beyond our control. In particular, delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions could adversely affect our ability to timely recognize revenue under our contracts included in backlog. Furthermore, the actual receipt of revenue from contracts included in backlog may never occur or may be delayed because: a program schedule could change or the program could be canceled; a contract’s funding or scope could be reduced, modified, delayed or terminated early, including as a result of a lack of appropriated funds or as a result of cost cutting initiatives and other efforts to reduce government spending; in the case of funded backlog, the period of performance for the contract has expired; in the case of unfunded backlog, funding may not be available; in the case of backlog related to unexercised option years, the contract option is not yet exercised or may ever be exercised; and, in the case of backlog related to IDIQ contracts where task orders have not been issued, no further task orders may be issued. In addition, headcount growth is the primary means by which we are able to achieve revenue growth. Any inability to hire additional appropriately qualified personnel or failure to timely and effectively deploy such additional personnel against funded backlog could negatively affect our ability to grow our revenue. We may also not recognize revenue on funded backlog due to, among other reasons, the tardy submissions of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the U.S. government’s fiscal year. The amount of our funded backlog is also subject to change, due to, among other factors: changes in appropriations that reflect changes in government policies or priorities resulting from various military, political, economic or international developments; changes in the use of government contracting vehicles, and the provisions therein used to procure our services; and adjustments to the scope of services under, or cancellation of contracts, by the applicable government at any time. Furthermore, even if our backlog results in revenue, the contracts may not be profitable.

If we cannot collect our receivables or if payment is delayed, our business may be adversely affected by our inability to generate cash flow, provide working capital or continue our business operations.

As of December 31, 2019, our accounts receivable, net was $671.5 million. We depend on the timely collection of our receivables to generate cash flow, provide working capital and continue our business operations. If our customers fail to pay or delay the payment of invoices for any reason, our business and financial condition may be materially and adversely affected. Our customers have in the past and may in the future delay or fail to pay invoices for a number of reasons, including lack of appropriated funds, lack of an approved budget or as a result of audit findings by government regulatory agencies. In particular, a Federal Services client has recently begun to short pay on invoices on a contract pending negotiations to increase the amount and timing of the contract, which includes cost and schedule disincentives. We also experience longer payment cycles in the Middle East. We cannot assure you that we will collect all our accounts receivable in excess of our allowance for doubtful accounts in a timely manner, which would impact our cash flows.

The agreements governing our debt contain a number of restrictive covenants which may limit our ability to finance future operations, acquisitions or capital needs or engage in other business activities that may be in our interest.

As of December 31, 2019, our total indebtedness was $249.4 million.  Our Credit Agreement and the agreements governing our Senior Notes contain a number of covenants that impose operating and other restrictions on us and our subsidiaries. Such restrictions affect or will affect, and in many respects limit or prohibit our ability and the ability of our subsidiaries to, among other things:

•	incur additional indebtedness;
•	create liens;
•	pay dividends and make other distributions in respect of our equity securities;
•	redeem our equity securities;
•	distribute excess cash flow from foreign to domestic subsidiaries;
•	make loans, advances, investments or other restricted payments;
•	sell assets or receivables;
•	engage in certain business activities;
•	amend our ESOP’s plan documents;
•	enter into transactions with affiliates; and
•	effect mergers or consolidations.

In addition, our Credit Agreement also requires us to comply with certain financial ratio covenants, including a debt leverage ratio and a fixed charge coverage ratio. Our ability to comply with these ratios may be affected by events beyond our control.

These restrictions could limit our ability to plan for or react to market or economic conditions or meet capital needs or otherwise restrict our activities or business plans, and could adversely affect our ability to finance our operations, acquisitions, investments or strategic alliances or other capital needs or to engage in other business activities that would be in our interest.

A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under our debt instruments. If an event of default occurs, our creditors could elect to:

•	declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable;
•	require us to apply all of our available cash to repay the borrowings; or
•	prevent us from making debt service payments on some of our borrowings.

If we were unable to repay or otherwise refinance these borrowings when due, the lenders under our Credit Agreement could demand payment from subsidiary guarantors, as provided under our Credit Agreement.  These guarantors constitute substantially all of our domestic, wholly owned subsidiaries’ assets.

We may lose one or more members of our senior management team or fail to develop new leaders, which could cause a disruption in the management of our business.

We believe that the future success of our business and our ability to operate profitably depends on the continued contributions of the members of our senior management and the continued development of new members of senior management. We rely on our senior management to generate business and execute programs successfully. In addition, the relationships and reputation that many members of our senior management team have established and maintain with our clients are important to our business and our ability to identify new business opportunities. We do not have any employment agreements providing for a specific term of employment with any members of our senior management. The loss of any member of our senior management or our failure to continue to develop new members could impair our ability to identify and secure new contracts, to maintain good client relations, and to otherwise manage our business, and could have a material adverse effect on our business, financial condition and results of operations.

Our services and operations sometimes involve handling or disposing of hazardous substances or dangerous materials, and we are subject to environmental requirements and risks which could result in significant costs, liabilities and obligations.

Our operations are subject to stringent and complex federal, state and local laws and regulations governing the discharge of materials into the environment, the health and safety aspects of our operations, or otherwise relating to environmental protection. Some of our services and operations involve the handling or disposal of hazardous substances or dangerous materials, including explosive, chemical, biological, radiological or nuclear materials. These activities generally subject us to extensive foreign, federal, state and local environmental protection and health and safety laws and regulations, which, among other things, require us to incur costs to comply with these regulations and could impose liability on us for handling or disposing of hazardous substances or dangerous materials. Numerous governmental authorities, such as the U.S. Environmental Protection Agency, or the EPA, and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them. Such enforcement actions often involve difficult and costly compliance measures or corrective actions. Furthermore, failure to comply with these environmental protection and health and safety laws and regulations could result in civil, criminal, regulatory, administrative or contractual sanctions, including fines, penalties or suspension or debarment from contracting with the U.S. government, and could also result in investigations, the imposition of corrective action or remedial obligations, and the issuance of orders limiting or prohibiting some or all of our operations. In certain instances, citizen groups also have the ability to bring legal proceedings against us if we are not in compliance with environmental laws. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. We, like other businesses, can never completely eliminate the risk of contamination or injury from certain materials that we use in our business. If we have any violations of, or incur liabilities pursuant to, these laws or regulations, it may result in a material adverse effect on our business, financial condition or results of operations.

Certain environmental laws impose strict liability (i.e., no showing of “fault” is required) as well as joint and several liability for costs required to remediate and restore sites where hazardous substances, hydrocarbons or solid wastes have been stored or released. We may be required to remediate contaminated properties currently or formerly owned or operated by us or facilities of third parties that received waste generated by our operations, regardless of whether such contamination resulted from the conduct of others or from the consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken.

We have limited, and potentially insufficient, insurance coverage for expenses and losses that may arise in connection with environmental contamination. Finally, in connection with certain acquisitions, we could acquire, or be required to provide indemnification against, environmental liabilities that could expose us to material losses.

Many of our field project sites and facilities are inherently dangerous workplaces. Failure to manage our field project sites and facilities safely could result in environmental disasters, employee deaths or injuries, reduced profitability, the loss of projects or clients and possible exposure to litigation.

Our field project sites and facilities, particularly in our Critical Infrastructure business, often put our employees and others in close proximity with mechanized equipment, moving vehicles, chemical and manufacturing processes, and highly regulated materials. On some field project sites and in some of our facilities, we may be responsible for safety and, accordingly, we have an obligation to implement effective safety procedures. If these procedures are not appropriately implemented or are ineffective, our employees could be injured or killed, and we could be exposed to possible litigation. As a result, our failure to maintain adequate safety standards and equipment could result in reduced profitability or the loss of projects or clients and could have a material adverse impact on our business, financial condition, and results of operations.

Prior to our initial public offering, we were 100% owned by the ESOP, which is a retirement plan that is intended to be qualified under the Code. If the ESOP failed to meet the requirements of a tax qualified retirement plan, we could be subject to substantial penalties.

The ESOP is a defined contribution retirement plan subject to the requirements of the Code and ERISA. The ESOP has received a determination letter, dated January 31, 2012, from the Internal Revenue Service (IRS) that it meets the requirements of a tax qualified retirement plan in form and we endeavor to maintain and administer the ESOP in compliance with all requirements of the Code and ERISA. However, the rules regarding tax qualified plans, and especially ESOPs, are complex and change frequently. Accordingly, it is possible that the ESOP may not have been administered in full compliance with all applicable rules under the Code or ERISA at all times.

If the ESOP were determined not to be in material compliance with the Code or ERISA, then the ESOP could lose its tax qualified status and we could be subject to substantial penalties under the Code and ERISA which could have a material adverse effect on our business, financial condition or results of operations. Additionally, loss of the ESOP’s tax-qualified status would adversely impact our prior treatment as an S Corporation.

Negotiations with labor unions and possible work actions could divert management attention and disrupt operations. In addition, new collective bargaining agreements or amendments to existing agreements could increase our labor costs and operating expenses.

We have entered into collective bargaining agreements for approximately 314 of our more than 15,800 employees as of January 31, 2020. The outcome of any future negotiations relating to union representation or collective bargaining agreements for these or other employees in the future may not be favorable to us. We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefit expenses. In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations. If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

Risk Related to Our Common Stock

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. In addition, beginning with our second annual report on Form 10-K, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

The process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation is time-consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, or if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be negatively affected, and we could become subject to investigations by our stock exchange, the SEC or other regulatory authorities, which could require additional financial and management resources.

If our stock price fluctuates, you could lose a significant part of your investment.

The market price of our stock may be influenced by many factors, some of which are beyond our control, including the following:

•the opinions and estimates of any securities analysts who publish research about us;

•announcements by us or our competitors of significant contracts, acquisitions or capital commitments;

•variations in quarterly operating results;

•changes in general economic or market conditions or trends in our industry or the economy as a whole;

•future sales of our common stock; and

•investor perception of us and the industries we operate in.

As a result of these factors, investors in our common stock may not be able to resell their shares at or above the initial purchase price. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources, and the attention of management could be diverted from our business.

Our operating results and share price may be volatile, and the market price of our common stock may drop.

Our quarterly operating results are likely to fluctuate in the future as a publicly traded company. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. Our operating results and the trading price of our shares may fluctuate in response to various factors, including:

•	market conditions in the broader stock market;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	introduction of new products or services by us or our competitors;
•	changes in our awards, backlog and book-to-bill ratios in a given period;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	results of operations that vary from expectations of securities analysis and investors;
•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•	strategic actions by us or our competitors;
•	announcement by us, our competitors or our acquisition targets;
•	sales, or anticipated sales, of large blocks of our stock;
•	additions or departures of key personnel;
•	regulatory, legal or political developments;
•	public response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•	litigation and governmental investigations;
•	seasonality associated with U.S. federal, state, regional and local government funding and spending;
•	changing economic conditions;
•	changes in accounting principles;
•	default under agreements governing our indebtedness;
•	exchange rate fluctuations; and

•other events or factors, including those from natural disasters, war, actors of terrorism or responses to these events and pandemics, such as the coronavirus.

These and other factors, many of which are beyond our control, may cause our operating results and the market price and demand for our shares to fluctuate substantially. While we believe that operating results for any particular quarter are not necessarily a meaningful indication of future results, fluctuations in our quarterly operating results could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our shares. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

Sales of outstanding shares of our common stock into the market in the future could cause the market price of our common stock to drop significantly, even if our business is doing well.

At December 31, 2019, we had 100,669,694 shares of our common stock outstanding. Of these shares, the 21,296,275 shares sold in our initial public offering were freely tradable except for any shares purchased by our “affiliates” as that term is used in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. In addition, approximately 430,000 shares were distributed to ESOP participants in late 2019 following the lock-up expiration and became freely tradeable. In addition, we entered into a registration rights agreement with the ESOP Trustee, providing the ESOP with certain demand registration rights related to shares held by the ESOP in the event the ESOP Trustee determines in good faith, in exercising its fiduciary duties under ERISA, that the ESOP is required to sell its shares, which we believe is only likely to occur if our business, financial condition or results of operations have materially and adversely deteriorated.

Qualifying ESOP participants have the right to receive distributions of shares of our common stock from the ESOP and can sell such shares in the market.

As of December 31, 2019, there were 78,896,806 shares of common stock held in the ESOP. Shares held in the ESOP are eligible for sale in the public market, subject to applicable Rule 144 limitations, vesting restrictions and any applicable market standoff agreements and lock-up agreements. Participants are generally entitled to distributions from the ESOP only following termination of employment or upon death and in order to diversify their accounts upon attaining a specified age and completing a specified number of years of service.

ESOP distributions are made in the form of shares of our common stock (other than distributions in respect of fractional shares, which will be made in cash). Upon receiving a distribution of our common stock from the ESOP, a participant will be able to sell such shares in the market. As a result, we cannot predict the effect, if any, that these distributions and the corresponding sales of shares by the participants may have on the market price of our common stock. Distribution of substantial amounts of our common stock to participants may cause the market price of our common stock to decline.

The issuance of additional stock, not reserved for issuance under our equity incentive plans or otherwise, will dilute all other stockholdings.

We have an aggregate of 899,330,306 shares of common stock authorized but not outstanding and not reserved for issuance under our 2020 Plan, under our existing Incentive Plans or otherwise. We may issue all of these shares without any action or approval by our stockholders. The issuance of additional shares could be dilutive to existing holders. We historically have made annual contributions of our common stock to the ESOP. We made contributions of 1,790,496 shares in fiscal 2017, 1,874,988 shares in fiscal 2018 and 1,345,198 shares in fiscal 2019 of our common stock to the ESOP and intend to continue to make annual contributions in shares of our common stock to the ESOP after we are a public company. In fiscal 2017, 2018 and 2019, we made annual contributions to the ESOP in shares of our common stock in the amount of 8% of the participants’ cash compensation for the applicable year (net of shares forfeited by participants in the applicable year) and we have agreed with the ESOP Trustee that for fiscal 2020 and fiscal 2021, we will make annual contributions in shares of our common stock to the ESOP in an amount not to be less than 8% of the ESOP participants’ cash compensation for the applicable year.

Your ability to influence corporate matters may be limited because the ESOP beneficially owns a majority of our stock and therefore our employees, voting the shares allocated to them under the ESOP, or the ESOP Trustee, who will have the right to vote shares for which no voting instructions are provided by employees, could have substantial control over us.

Our common stock has one vote per share. The ESOP beneficially owns approximately 78.4% of our outstanding common stock. Under the terms of the ESOP, each participant has the ability to direct the ESOP Trustee on the voting of the shares allocated to his or her account under the ESOP. However, the ESOP Trustee will vote any shares that a participant does not direct the voting, or any shares that are held by the ESOP which are not allocated to participants’ accounts. As such, the ESOP Trustee may be able to exercise a greater influence than otherwise over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

The purpose of the ESOP is to provide retirement income to employees and their beneficiaries. Accordingly, the interests of the ESOP and the ESOP participants may be contrary to yours as an outside investor.

ERISA sets forth certain fiduciary requirements that require an ERISA fiduciary, like the ESOP Trustee, to act solely in the interests of plan participants and their beneficiaries for the purpose of providing retirement benefits. The Department of Labor, which is the agency with the authority to interpret and enforce the fiduciary sections of ERISA, has indicated in its interpretative guidance that voting is an ERISA fiduciary act. The ESOP Trustee’s fiduciary duties under ERISA to the ESOP and its participants may cause the ESOP Trustee to override participants’ voting directions to the extent that following such directions would violate ERISA. In such case, the ESOP Trustee will be able to exercise voting control over all of the ESOP’s shares. Further, the interests of the minority stockholders may not be aligned with those of the ESOP as the majority stockholder, because the ESOP Trustee is required under ERISA to act in the best interest of the ESOP participants and beneficiaries, this may present a conflict.

As a result, the concentration of ownership in our company by the ESOP could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock.

We are a “controlled company” within the meaning of the New York Stock Exchange listing standards and, as a result, qualify for exemptions from certain corporate governance requirements. You may not have the same protections afforded to stockholders of companies that are subject to such requirements.

The ESOP holds common stock representing approximately 78.4% of the voting power of our common stock as of December 31, 2019. As a result, we are considered a “controlled company” for the purposes of New York Stock Exchange (“NYSE”) rules and corporate governance standards. As a controlled company, we are exempt from certain NYSE corporate governance requirements, including those that would otherwise require our board of directors to have a majority of independent directors and require that we either establish compensation and nominating and corporate governance board committees, each comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees for directors are determined or recommended to the board of directors by the independent members of the board of directors. While we intend to have a majority of independent directors, and our compensation and nominating and corporate governance committees to consist entirely of independent directors, we may decide at a later time to rely on one of the “controlled company” exemptions. Accordingly, our common stock may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

Our ability to raise capital in the future may be limited, which could limit our business plan or adversely affect your investment.

Our business and strategic plans may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. However, any decline in the market price of our common stock could impair our ability to raise capital. Separately, additional financing may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our operations or new investments. If we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, existing stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

Anti-takeover provisions in our organizational documents could delay a change in management and limit our share price.

Provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us even if such a change in control would increase the value of our common stock and prevent attempts by our stockholders to replace or remove our current board of directors or management.

We have a number of anti-takeover devices that could hinder takeover attempts and could reduce the market value of our common stock or prevent sale at a premium. Our anti-takeover provisions:

•	permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•	provide that our board of directors is classified into three classes with staggered, three-year terms and that directors may only be removed for cause;
•

include blank-check preferred stock, the preference, rights and other terms of which may be set by the board of directors and could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise benefit our stockholders;

•	eliminate the ability of our stockholders to call special meetings of stockholders;
•	specify that special meetings of our stockholders can be called only by our board of directors or a board committee authorized with the power to call such meetings;
•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•	prohibit cumulative voting in the election of directors; and
•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholders’ meetings.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law, or the DGCL. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a period of time.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following civil actions:

•	any derivative action or proceeding brought on our behalf;
•	any action asserting a claim of breach of a fiduciary duty by any of our directors, officers, employees or agents or our stockholders;
•

any action asserting a claim arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or

•	any action asserting a claim governed by the internal affairs doctrine.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition or results of operations.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, any contractual restrictions, our indebtedness, restrictions imposed by applicable law and other factors our board of directors deems relevant. Consequently, investors may need to sell all or part of their holdings of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. If an analyst who covers us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located in Centreville, Virginia. As of December 31, 2019, we leased 238 commercial facilities (including our headquarters) with an aggregate of approximately 3.0 million square feet of space across 36 U.S. states and 16 countries used in connection with the various services rendered to our customers. Additionally, we operate at several customer-accredited Sensitive

Compartmented Information Facilities, which are highly specialized, secure facilities used to perform classified work for the United States intelligence community. We also have employees working at customer sites throughout the U.S. and in other countries. We believe our facilities are adequate for our current and presently foreseeable needs.

Item 3. Legal Proceedings.

Our performance under our contracts and our compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review and investigation by our customers, including the U.S. federal government. In addition, we are from time to time involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, environmental matters and other business matters. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, except as noted below, we believe there are no pending lawsuits or claims that may have a material adverse effect on our business, financial condition or results of operations.

On or about March 1, 2017, the Peninsula Corridor Joint Powers Board, or the JPB, filed a lawsuit against Parsons Transportation Group, Inc., or PTG, in the Superior Court of California, County of San Mateo, in connection with a positive train control project on which PTG was engaged prior to termination of its contract by the JPB. PTG had previously filed a lawsuit against the JPB for breach of contract and wrongful termination. The JPB seeks damages in excess of $100.0 million, which we are currently disputing. In addition to filing our complaint for breach of contract and wrongful termination, we have denied the allegations raised by the JPB and, accordingly, filed affirmative defenses. We are currently defending against the JPB’s claims and the parties are still engaged in discovery. We also have a professional liability insurance policy to the extent the JPB proves any errors or omissions occurred. At this time, it is too soon to determine the outcome of the litigation or assess the potential range of exposure, if any. We have also filed a third-party claim against a subcontractor for indemnification in connection with this matter.

In September 2015, a former Parsons employee filed an action in the United States District Court for the Northern District of Alabama against us as a qui tam relator on behalf of the United States (the “Relator”) alleging violation of the False Claims Act. The plaintiff alleges that, as a result of these actions, the United States paid in excess of $1 million per month between February and September 2006 that it should have paid to another contractor, plus $2.9 million to acquire vehicles for the contractor defendant to perform its security services. The lawsuit sought (i) that we cease and desist from violating the False Claims Act, (ii) monetary damages equal to three times the amount of damages that the United States has sustained because of our alleged violations, plus a civil penalty of not less than $5,500 and not more than $11,000 for each alleged violation of the False Claims Act, (iii) monetary damages equal to the maximum amount allowed pursuant to §3730(d) of the False Claims Act, and (iv) Relator’s costs for this action, including recovery of attorneys’ fees and costs incurred in the lawsuit. The United States government did not intervene in this matter as it is allowed to do so under the statute. We filed a motion to dismiss the lawsuit on the grounds that the Relator did not meet the applicable statute of limitations. The District Court granted our motion to dismiss. The Relator’s attorney appealed the decision to the United States Court of Appeals of the Eleventh Circuit, which ultimately ruled in favor of the Relator, and we petitioned the United States Supreme Court to review the decision. The Supreme Court upheld the Appellate Court ruling and remanded the case to the District Court.  The parties are engaged in limited discovery and Parsons has filed a renewed motion to dismiss the case.

On or about October 4, 2019, LBH Engineers, LLC (“LBH”) filed a lawsuit against Parsons, PTG, and various other parties in the US District Court of for the Northern District of Georgia, in connection with an alleged infringement of LBH’s patent. LBH seeks damages and costs incurred by LBH, a post-judgment royalty, treble damages if the infringement is found to be willful, among other damages, which the Company and the other defendants are currently disputing. At this time, the Company is unable to determine the probability of the outcome of the litigation or determine a potential range of loss, if any.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On May 8, 2019, the Company consummated its initial public offering (“IPO”) whereby the Company sold 18,518,500 shares of common stock for $27.00 per share.  The underwriters exercised their share option on May 14, 2019 to purchase an additional 2,777,775 shares at the share price of $25.515 which was the IPO share price of $27.00 less the underwriting discount of $1.485 per share.

Our common stock is listed on the NYSE under the ticker symbol “PSN”.  The following table presents the ranges of high and low sales prices of our common stock quoted on the NYSE for each quarter since the IPO on May 8, 2019.

	Low Sale Price	High Sale Price
Fiscal 2019:
Second Quarter	$29.03	$38.33
Third Quarter	$32.37	$38.82
Fourth Quarter	$31.69	$42.65

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

Other than the IPO Dividend and the Stock Dividend discussed above, we currently do not intend to declare or pay any cash dividends in the foreseeable future. Any further determination to pay dividends on our capital stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, restrictions under our senior notes issued in a private placement in 2014, or the Senior Notes, and Credit Agreement, and other factors that our board of directors considers relevant.

According to the records of our transfer agent, there were four shareholders of record as of February 28, 2020.

The following graph compares the cumulative total return, from the IPO date through December 31, 2019, to shareholders of Parsons Corporation common stock relative to the cumulative total returns of the Russell 2000 Index and the Standard and Poor’s IT Consulting & Other Services Index. The graph assumes that the value of the investment in our common stock, the index, and the peer group (including reinvestment of dividends) was $100 on May 8, 2019 and tracks it through December 31, 2019.  The stock performance included in this graph is not necessarily indicative of future stock price performance.

stock performance included in this graph is not necessarily indicaperformance..

	5/8/19	12/31/19

Parsons Corporation	100.00	137.28
Russell 2000	100.00	105.95
S&P 1500 IT Consulting & Other Services Index	100.00	103.37

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our 2020 Proxy Statement.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Public Offering of Common Stock

On May 8, 2019, the Company consummated its IPO, in which the Company sold 18,518,500 shares of our common stock for $27.00 per share.  The underwriters exercised their share option on May 14, 2019 to purchase an additional 2,777,775 shares at the share price of $25.515 which was the IPO share price of $27.00 less the underwriting discount of $1.485 per share.

We received net proceeds of $536.9 million after deducting underwriting discounts and commissions and offering expenses. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), or persons owning 10.0% or more of any class of our equity securities, or to any other affiliates.

The Company used the net profits to fund the cash dividend of $52.1 million, or $2.00 per share, in connection with the IPO, repay the outstanding balance of $150.5 million under the term loan and pay outstanding indebtedness under our revolving credit facility.

There has been no material change in the planned use of IPO proceeds from that described in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933 on May 9, 2019.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

The following tables present selected financial data for each of the last five fiscal years. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes beginning on page F-1, as well as the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. Dollar amounts are presented in thousands, except for per share information:

	Fiscal Year Ended
	December 25, 2015	December 30, 2016	December 29, 2017	December 31, 2018	December 31, 2019
Consolidated Statements of Operations Data:
Revenue	$3,218,616	$3,039,191	$3,017,011	$3,560,508	$3,954,812
Direct cost of contracts	2,535,504	2,431,193	2,400,140	2,795,005	3,123,062
Equity in earnings of unconsolidated joint ventures	19,450	35,462	40,086	36,915	41,721
Indirect, general and administrative expenses	542,066	522,920	506,255	597,410	781,408
Impairment of goodwill, intangible and other assets	—	85,133	—	—	—
Operating income	160,496	35,407	150,702	205,008	92,063
Interest income	520	1,190	2,465	2,710	1,300
Interest expense	(16,165)	(16,509)	(15,798)	(20,842)	(23,729)
Other income (expense), net	(2,673)	1,340	5,658	(1,651)	(2,392)
(Interest and other expense) gain associated with claim on long-term contract	(14,034)	(9,422)	(10,026)	74,578	—
Total other (expense) income	(32,352)	(23,401)	(17,701)	54,795	(24,821)
Income before income tax expense	128,144	12,006	133,001	259,803	67,242
Income tax (expense) benefit	(13,790)	(13,992)	(21,464)	(20,367)	69,886
Net income (loss) including noncontrolling interests	114,354	(1,986)	111,537	239,436	137,128
Net income attributable to noncontrolling interests	(26,098)	(11,161)	(14,211)	(17,099)	(16,594)
Net income (loss) attributable to Parsons Corporation	$88,256	$(13,147)	$97,326	$222,337	$120,534
Net income (loss) attributable to Parsons Corporation per share (1):
Basic	$0.93	$(0.15)	$1.16	$2.78	$1.30
Diluted	$0.93	$(0.15)	$1.16	$2.78	$1.30
Weighted-average number of shares:
Basic	94,551	88,497	83,574	80,014	92,419
Diluted	94,551	88,497	83,574	80,014	92,753
(1)

The weighted-average number of shares used in computing net income (loss) attributable to Parsons Corporation per share, basic and diluted, gives effect in each period to the payment of the Stock Dividend as previously defined in Item 5 of Part II in this Annual Report on Form 10-K.

	As of
	December 25, 2015	December 30, 2016	December 29, 2017	December 31, 2018	December 31, 2019
Consolidated Balance Sheet Data:
Cash and cash equivalents (1)	$349,033	$332,368	$376,368	$206,427	$131,516
Total assets	2,403,074	2,153,494	2,272,718	2,612,578	3,450,368
Total debt	250,000	249,301	249,407	429,164	249,353
Noncontrolling interests	82,476	57,169	27,494	46,461	30,866
Total shareholder's equity
(1)	Does not include cash of consolidated joint ventures and restricted cash and investments.
(U.S. dollars in thousands)	December 29, 2017	December 31, 2018	December 31, 2019
Other Information:
Adjusted EBITDA (1)	$209,647	$246,244	$325,047
Net Income Margin (2)	3.7%	6.7%	3.5%
Adjusted EBITDA Margin (3)	6.9%	6.9%	8.2%
(1)	A reconciliation of net income (loss) attributable to Parsons Corporation to Adjusted EBITDA is set forth below (in thousands).
(2)	Net Income Margin is calculated as net income including noncontrolling interest divided by revenue in the applicable period.
(3)	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by revenue in the applicable period.

	December 29, 2017	December 31, 2018	December 31, 2019
Net income attributable to Parsons Corporation	$97,326	$222,337	$120,534
Interest expense, net	13,333	18,132	22,429
Income tax expense (benefit)	21,464	20,367	(69,886)
Depreciation and amortization	35,198	69,869	125,700
Net income attributable to noncontrolling interests	14,211	17,099	16,594
Litigation-related expenses (income) (a)	10,026	(129,674)	—
Amortization of deferred gain resulting from sale-leaseback transactions (b)	(7,283)	(7,253)	—
Equity-based compensation (c)	19,016	16,487	65,744
Transaction-related costs (d)	1,190	12,942	34,353
Restructuring (e)	—	—	3,424
Other (f)	5,166	5,938	6,155
Adjusted EBITDA	$209,647	$246,244	$325,047
(a)

Fiscal 2017 reflects post-judgment interest expense recorded in “(Interest and other expenses) gain associated with claim on long-term contract” in our results of operations related to a judgment entered against the Company in 2014 in connection with a lawsuit against a joint venture in which the Company is the managing partner.  Fiscal 2018 reflects a reversal of an accrued liability, with $55.1 million recorded to revenue and $74.6 million recorded to other income (“gain associated with claim on long-term contract”) in our results of operations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for a description of this matter, which was resolved in favor of the Company on June 13, 2018.

(b)

Reflects recognized deferred gains related to sales-leaseback transactions described in “Note 10—Sale-Leasebacks” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(c)

Reflects equity-based compensation costs primarily related to cash-settled awards.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for a further discussion of these awards.

(d)	Reflects costs incurred in connection with acquisitions, IPO, and other non-recurring transaction costs, primarily fees paid for professional services and employee retention.
(e)	Reflects costs associated with and related to our corporate restructuring initiatives.
(f)	Includes a combination of gain/loss related to sale of fixed assets, software implementation costs, and other individually insignificant items that are non-recurring in nature.

Adjusted EBITDA is a supplemental measure of our operating performance included in this Annual Report on Form 10-K because it is used by management and our board of directors to assess our financial performance both on a segment and on a consolidated basis. We discuss Adjusted EBITDA because our management uses this measure for business planning purposes, including to manage the business against internal projected results of operations and to measure the performance of the business generally. Adjusted EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

Adjusted EBITDA is not a U.S. GAAP measure of our financial performance or liquidity and should not be considered as an alternative to net income as a measure of financial performance or cash flows from operations as measures of liquidity, or any other performance measure derived in accordance with U.S. GAAP. We define Adjusted EBITDA as net income attributable to Parsons Corporation, adjusted to include net income attributable to noncontrolling interests and to exclude interest expense (net of interest income), provision for income taxes, depreciation and amortization and certain other items that we do not consider in our evaluation of ongoing operating performance. These other items include, among other things, impairment of goodwill, intangible and other assets, interest and other expenses recognized on litigation matters, amortization of deferred gain resulting from sale-leaseback transactions, expenses incurred in connection with acquisitions and other non-recurring transaction costs, equity-based compensation, and expenses related to our corporate restructuring initiatives. Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not reflect tax payments, debt service requirements, capital expenditures and certain other cash costs that may recur in the future, including, among other things, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. Management compensates for these limitations by relying on our U.S. GAAP results in addition to using Adjusted EBITDA supplementally. Our measure of Adjusted EBITDA is not necessarily comparable to similarly titled captions of other companies due to different methods of calculation.

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests:

	Fiscal Year Ended
(U.S. dollars in thousands)	December 29, 2017	December 31, 2018	December 31, 2019
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$95,354	$121,986	$169,100
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	99,402	106,851	$138,851
Adjusted EBITDA attributable to noncontrolling interests	14,891	17,407	$17,096
Total Adjusted EBITDA	$209,647	$246,244	$325,047

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Results,“ and "Note 21—Segments Information” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion regarding our segment Adjusted EBITDA attributable to Parsons Corporation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to help investors understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion together with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” Actual results may differ materially from those contained in any forward-looking statements.

PARSONS CORPORATION Enabling a safer, smarter, and more interconnected world. Federal Solutions Technology-driven solutions for defense and intelligence customers SEGMENTS Critical Infrastructure Engineered solutions for complex physical and digital infrastructure challenges FINANCIAL SNAPSHOT $4B FY 2019 Revenue Critical Infrastructure52% Federal Solutions48% $4.3BFY 2019 Contract Awards Critical Infrastructure41% Federal Solutions59% KEY FACTS AND FIGURES 75Years of History ~ 16KEmployees 11%Revenue Growth (FY 2019) 1.1XTTM Book-to-Bill $8.0BBacklog as of 12/31/2019

Overview

We are a leading disruptive technology provider in the global defense, intelligence and critical infrastructure markets. We provide software and hardware products, technical services and integrated solutions to support our customers’ missions. We have developed significant expertise and differentiated capabilities in key areas of cybersecurity, intelligence, missile defense, C5ISR, space, geospatial, and connected communities. By combining our talented team of professionals and advanced technology, we help solve complex technical challenges to enable a safer, smarter and more interconnected world.

We operate in two reporting segments, Federal Solutions and Critical Infrastructure. Our Federal Solutions business provides advanced technical solutions to the U.S. government. Our Critical Infrastructure business provides integrated engineering and management services for complex physical and digital infrastructure to state and local governments and large companies.

Our employees provide services pursuant to contracts that we are awarded by the customer and specific task orders relating to such contracts. These contracts are often multi-year, which provides us backlog and visibility on our revenues for future periods. Many of our contracts and task orders are subject to renewal and rebidding at the end of their term, and some are subject to the exercise of contract options and issuance of task orders by the applicable government entity. In addition to focusing on increasing our revenues through increased contract awards and backlog, we focus our financial performance on margin expansion and cash flow.

Key Metrics

We manage and assess the performance of our business by evaluating a variety of metrics. The following table sets forth selected key metrics (in thousands, except Book-to-Bill):

	Fiscal Year Ended
	December 29, 2017	December 31, 2018	December 31, 2019
Awards	$3,404,717	$4,484,500	$4,237,101
Backlog (1)	$6,422,594	$7,971,002	$8,031,085
Book-to-Bill	1.1	1.3	1.1
(1)

Difference between our backlog of $8.0 billion and our remaining unsatisfied performance obligations, or RUPO, of $5.0 billion, each as of December 31, 2019, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

Awards

Awards generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Contract awards include both new and re-compete contracts and task orders. Given that new contract awards generate growth, we closely track our new awards each year.

The following table summarizes the total value of new awards for the periods presented below (in thousands):

	Fiscal Year Ended
	December 29, 2017	December 31, 2018	December 31, 2019
Federal Solutions	$1,278,490	$1,806,533	$2,514,545
Critical Infrastructure	2,126,227	2,677,967	1,722,556
Total Awards	$3,404,717	$4,484,500	$4,237,101

The change in new awards from year to year is primarily due to ordinary course fluctuations in our business. The volume of contract awards can fluctuate in any given period due to win rate and the timing and size of the awards issued by our customers.  In Federals Solutions, the change in awards between fiscal 2018 and fiscal 2019 was driven primarily from business acquisitions.  Awards in Critical infrastructure, for fiscal 2019, were impacted by potential awards being pushed out to 2020.

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

Backlog includes (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

The following table summarizes the value of our backlog at the respective dates presented (in thousands):

	As of
	December 29, 2017	December 31, 2018	December 31, 2019
Federal Solutions:
Funded (1)	$1,299,137	$964,626	$1,153,041
Unfunded	1,963,463	3,523,376	3,882,289
Total Federal Solutions	3,262,600	4,488,002	5,035,330
Critical Infrastructure:
Funded	3,159,994	3,483,000	2,954,955
Unfunded	-	-	40,800
Total Critical Infrastructure	3,159,994	3,483,000	2,995,755
Total Backlog (2)	$6,422,594	$7,971,002	$8,031,085
(1)

As presented in the Company’s Form S-1/A filed on April 29, 2019, funded backlog for the Federal Solutions segment was overstated by $893.8 million with a corresponding understatement in unfunded backlog.  There was no impact on total Federal Solutions backlog or total backlog for Parsons Corporation.

(2)

Difference between our backlog of $8.0 billion and our RUPO of $5.0 billion, each as of December 31, 2019, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

Our backlog includes orders under contracts that in some cases extend for several years. For example, the U.S. Congress generally appropriates funds for our U.S. federal government customers on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, our federal contracts typically are only partially funded at any point during their term.  All or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.

We expect to recognize $2.8 billion of our funded backlog at December 31, 2019 as revenues in the following twelve months. However, our U.S. federal government customers may cancel their contracts with us at any time through a termination for convenience or may elect to not exercise option periods under such contracts. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed. See “Risk Factors—Risks Relating to Our Business—We may not realize the full value of our backlog, which may result in lower than expected revenue.”

The changes in backlog in our Federal Solutions segment between fiscal 2018 and fiscal 2019 included contributions of $0.3 billion from business acquisitions.  Backlog in our Critical Infrastructure segment, in fiscal 2019, was impacted primarily by a number of potential awards being pushed out to 2020. Our backlog will fluctuate in any given period based on the volume of awards issued in comparison to the revenue generated from our existing contracts.

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

	Fiscal Year Ended
	December 29, 2017	December 31, 2018	December 31, 2019
Federal Solutions	1.2	1.2	1.3
Critical Infrastructure	1.1	1.3	0.8
Overall	1.1	1.3	1.1

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

Competitive Markets

The industries we operate in consist of a large number of enterprises ranging from small, niche-oriented companies to multi-billion-dollar corporations that serve many government and commercial customers. We compete on the basis of our technical expertise, technological innovation, our ability to deliver cost-effective multi-faceted services in a timely manner, our reputation and relationships with our customers, qualified and/or security-clearance personnel, and pricing. We believe that we are uniquely positioned to take advantage of the markets in which we operate because of our proven track record, long-term customer relationships, technology innovation, scalable and agile business offerings and world class talent. Our ability to effectively deliver on project engagements and successfully assist our customers affects our ability to win new contracts and drives our financial performance.

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

Taxes

Historically, the Company had elected to be taxed under the provisions of Subchapter “S” of the Internal Revenue Code for federal tax purposes. As a result, the Company’s income had not been subject to U.S. federal income taxes or state income taxes in those states where the “S” Corporation status was recognized. No provision or liability for federal or state income tax had been provided in the Company’s consolidated financial statements, prior to the IPO on May 8, 2019, except for those states where the “S” Corporation status was not recognized or where states imposed a tax on “S” Corporations. The provision for income tax in the historical periods prior to the IPO consists of these state taxes and from certain foreign jurisdictions where the Company is subject to tax.

In connection with the IPO, the Company’s “S” Corporation status terminated, and the Company is now treated as a “C” Corporation under Subchapter C of the Internal Revenue Code. The revocation of the Company’s “S” Corporation election had a material impact on the Company’s results of operations, financial condition and cash flows. Going forward, the effective tax rate will increase, and net income will decrease since the Company will be subject to both U.S. federal and state taxes on our earnings.

Results of Operations

In October 2018, our board of directors approved a change in our fiscal year end from the last Friday on or before the calendar year end to December 31st. Accordingly, the fiscal year end for fiscal 2019 is December 31, 2019, the fiscal year end for fiscal 2018 is December 31, 2018 and the fiscal year end for fiscal 2017 is December 29, 2017.

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

Under fixed-price contracts, clients pay an agreed fixed-amount negotiated in advance for a specified scope of work.

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and “Note 2—Summary of Significant Accounting Polices” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a further description of our policies on revenue recognition.

The table below presents the percentage of total revenue for each type of contract.

	Fiscal Year Ended
	December 29, 2017	December 31, 2018	December 31, 2019
Cost-plus	36%	41%	43%
Time-and-materials	29%	27%	27%
Fixed-price	35%	32%	30%

The amount of risk and potential reward varies under each type of contract. Under cost-plus contracts, there is limited financial risk, because we are reimbursed for all allowable costs up to a ceiling. However, profit margins on this type of contract tend to be lower than on time-and-materials and fixed-price contracts. Under time-and-materials contracts, we are reimbursed for the hours worked using the predetermined hourly rates for each labor category. In addition, we are typically reimbursed for other direct contract costs and expenses at cost. We assume financial risk on time-and-materials contracts because our labor costs may exceed the negotiated billing rates. Profit margins on well-managed time-and-materials contracts tend to be higher than profit margins on cost-plus contracts as long as we are able to staff those contracts with people who have an appropriate skill set. Under fixed-price contracts, we are required to deliver the objectives under the contract for a pre-determined price. Compared to time-and-materials and cost-plus contracts, fixed-price contracts generally offer higher profit margin opportunities because we receive the full benefit of any cost savings, but they also generally involve greater financial risk because we bear the risk of any cost overruns. In the aggregate, the contract type mix in our revenue for any given period will affect that period’s profitability. Over time, we have experienced a relatively stable contract mix.

Our recognition of profit on long-term contracts requires the use of assumptions related to transaction price and total cost of completion. Estimates are continually evaluated as work progresses and are revised when necessary. When a change in estimate is determined to have an impact on contract profit, we record a positive or negative adjustment to revenue and/or direct cost of contracts.

In fiscal 2017, fiscal 2018 and fiscal 2019, no single contract accounted for more than 5% of our revenue.

Joint Ventures

We conduct a portion of our business through joint ventures or similar partnership arrangements. For the joint ventures we control, we consolidate all the revenues and expenses in our consolidated statements of income (including revenues and expenses attributable to noncontrolling interests). For the joint ventures we do not control, we recognize equity in earnings of unconsolidated joint ventures. Our revenues included $112.1 million in fiscal 2017, $144.7 million in fiscal 2018 and $157.3 million in fiscal 2019 related to services we provided to our unconsolidated joint ventures.

Operating costs and expenses

Operating costs and expenses primarily include direct costs of contracts and indirect, general and administrative expenses. Costs associated with compensation-related expenses for our people and facilities, which includes ESOP contribution expenses, are the most significant component of our operating expenses. In fiscal 2017, 2018 and 2019, we made annual contributions to the ESOP in the amount of 8% of the participants’ cash compensation for the applicable year.  Total ESOP contribution expense was $40.6 million for fiscal 2017, $45.2 million for fiscal 2018 and $53.6 million for fiscal 2019, and is recorded in “Direct cost of contracts” and “Indirect, general and administrative expenses.” We expect operating expenses to increase due to our anticipated growth and the incremental costs associated with being a public company. However, on a forward-looking basis, we generally expect these costs to decline as a percentage of our total revenue as we realize the benefits of scale.

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

Included in other income and expenses in 2018 are amounts related to the settlement of a lawsuit in favor of a joint venture in which the Company was the managing partner. With regard to the lawsuit, during the second half of fiscal 2013, a California state court issued a number of preliminary judgments with the final judgment being rendered in early fiscal 2014 in favor of the plaintiff in a lawsuit against the joint venture. We recorded a loss of $98.8 million for fiscal 2013 as a result of these judgments, which included the reversal of $55.1 million in previously recognized revenue. For fiscal 2017, we recorded post-judgment interest of $9.3 million in “(Interest and other expense) gain associated with claim on long-term contract” in our consolidated statements of income. In addition, for fiscal 2017, we recorded other expenses of $0.1 million and $0.7 million, respectively, in “Interest and other expense associated with claim on long-term contract.”  $129.9 million was accrued for this matter in “Provision for contract losses” on our consolidated balance sheet as of fiscal 2017 year-end. Post-judgment interest was accrued through May 2018 when a total of $133.1 million was accrued in “Provision for contract losses of consolidated joint ventures” on our consolidated balance sheet. On February 28, 2018, the California Court of Appeals vacated the judgement, and in doing so, the appellate court remanded the case to the trial court for the sole purpose of entering a new and final judgement in our favor. On April 9, 2018, the appellate court ruling was appealed by the counterparty to the California Supreme Court. On June 13, 2018, the California Supreme Court denied the counterparty’s appeal. As a result, in the second quarter of 2018 we reversed $133.1 million accrued in “Provision for contract losses on consolidated joint ventures” on our consolidated balance sheet, resulting in a net gain of $129.7 million on our consolidated statements of income, of which $55.1 million was recorded as an increase in revenue with the remainder recorded as other income.

Year ended December 31, 2018 compared to year ended December 31, 2019

The following table sets forth our results of operations for fiscal 2018 and fiscal 2019 as a percentage of revenue.

	Fiscal Year Ended
	December 31, 2018	December 31, 2019
Revenues	100.0%	100.0%
Direct costs of contracts	78.5%	79.0%
Equity in earnings of unconsolidated joint ventures	1.0%	1.1%
Indirect, general and administrative expenses	16.8%	19.8%
Operating income	5.8%	2.3%
Interest income	0.1%	0.0%
Interest expense	(0.6)%	(0.6)%
Other income, net	0.0%	(0.1)%
(Interest and other expense) gain associated with claim on long-term contract	2.1%	0.0%
Total other income benefit (expense)	1.5%	(0.6)%
Income before income tax expense	7.3%	1.7%
Income tax benefit (expense)	(0.6)%	1.8%
Net income including noncontrolling interests	6.7%	3.5%
Net income attributable to noncontrolling interests	(0.5)%	(0.4)%
Net income attributable to Parsons Corporation	6.2%	3.0%

Revenue

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2018	December 31, 2019	Dollar	Percent
Revenue	$3,560,508	$3,954,812	$394,304	11.1%

Revenue for the year ended December 31, 2018 included $55.1 million related to the settlement of a claim that was resolved in favor of the Company on June 13, 2018, in our Critical Infrastructure segment.  See “Results of Operations—Other income and expenses” above for a description of this matter.  Excluding the claim settlement, revenue increased $449.4 million for the year ended December 31, 2019 when compared to the corresponding period last year, primarily due to an increase in revenue in our Federal Solutions segment of $408.9 million and an increase in our Critical Infrastructure segment of $40.5 million See “—Segment Results” below for further discussion.

Direct costs of contracts

(U.S. dollars in thousands)	December 31, 2018	December 31, 2019	Dollar	Percent
Direct cost of contracts	$2,795,005	$3,123,062	$328,057	11.7%

Direct cost of contracts increased in fiscal 2019 primarily due to an increase of $289.6 million in our Federal Solutions segment and an increase of $38.5 million in our Critical Infrastructure segment. The increase in our Federal Solutions segment was due primarily to business acquisitions, which added $239.4 million, and $50.2 million from an increase in business volume on existing contracts, offset by the completion of a significant contract. The change in our Critical Infrastructure segment was primarily due to an increase in business volume on existing contracts, along with normal course fluctuations in the winding down and starting up of contracts.

Equity in earnings of unconsolidated joint ventures

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2018	December 31, 2019	Dollar	Percent
Equity in earnings of unconsolidated joint ventures	$36,915	$41,721	$4,806	13.0%

Equity in earnings of unconsolidated joint ventures increased in fiscal 2019 primarily due to increased activity under a number of the Company’s existing joint ventures, offset by the completion of a significant joint venture during the year.

Indirect, general and administrative expenses

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2018	December 31, 2019	Dollar	Percent
Indirect, general and administrative expenses	$597,410	$781,408	$183,998	30.8%

Indirect, general and administrative expenses (“IG&A”) for the years ended December 31, 2018 and December 31, 2019 include $16.5 million and $65.7 million, respectively, of compensation cost related to equity-based awards that primarily settle in cash.  Cash settled awards are remeasured to an updated fair value at each reporting period until the award is settled.  Compensation cost is trued-up at each reporting period for changes in fair value pro-rated for the portion of the requisite service period rendered.

The significant increase in compensation cost related to these cash settled equity-based awards for the year ended December 31, 2019 is due to the significant difference in the fair value of a share of the Company’s common stock under Parsons ESOP valuation at December 31, 2018 compared to the fair value of a share of the Company’s common stock in the public market at December 31, 2019.  See Item 5 of Part II for ranges in the share price of the Company’s common stock since the consummation of the IPO and “Note 19—Fair Value of Financial Instruments” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of how the ESOP share value is determined.  See “Note 1—Description of Operations” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more detail regarding the Company’s IPO.  The plans in which these awards were granted have been frozen and the Company does not currently intend to grant any further cash settled equity-based awards.

Excluding the compensation costs discussed above, IG&A for the years ended December 31, 2018 and December 31, 2019 were $580.9 million and $715.7 million, respectively.

The increase in IG&A of $134.8 million for the year ended December 31, 2019 when compared to the corresponding period last year was primarily due to our Federal Solutions segment, most of which is related to additional expenses of $47.8 million from business acquisitions, $50.9 million from the amortization of intangible assets related to our acquisitions and $11.2 million in acquisition-related expenses.  The remaining increase of $24.9 million is related to additional bid and proposal costs and an increase in corporate functional group costs.

Total other income (expense)

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2018	December 31, 2019	Dollar	Percent
Interest income	$2,710	$1,300	$(1,410)	(52.0)%
Interest expense	(20,842)	(23,729)	(2,887)	13.9%
Other income (expense), net	(1,651)	(2,392)	(741)	44.9%
Gain associated with claim on long-term contract	74,578	-	(74,578)	(100.0)%
Total other income (expense)	$54,795	$(24,821)	$(79,616)	(145.3)%

Interest income is related to interest earned on cash balances held.  Interest expense is primarily due to debt related to our business acquisitions.  During the year ended December 31, 2019, the Company’s term loan of $150 million was paid off and the amount of debt outstanding under the Company’s revolving credit facility was reduced.  The amounts in other income (expense), net are primarily related to transaction gains and losses on foreign currency transactions and sublease income.

The amount presented in gain associated with claim on long-term contract for the year ended December 31, 2018 relates to a lawsuit against a joint venture in which the Company is the managing partner.  See “Results of Operations—Other income and expenses” above for a description of this matter, which was resolved in favor of the company on June 13, 2018.

Income tax (expense) benefit

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2018	December 31, 2019	Dollar	Percent
Income tax (expense) benefit	$(20,367)	$69,886	$90,253	443.1%

Income tax expense decreased in fiscal 2019 primarily due to the revaluation of our deferred tax assets and liabilities as a result of our conversion from “S” Corporation to a “C” Corporation, partially offset by the impact of the increase in overall pre-tax earnings subject to taxation as a result of our conversion to a “C” Corporation.

As described in “Note 14 – Income Taxes,” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, in connection with the Company’s IPO on May 8, 2019, the Company converted from an “S” Corporation to a “C” Corporation. On a pro forma basis, if the Company had been taxed as a “C” Corporation for the year ended December 31, 2018 and December 31, 2019, the pro forma effective tax rate would have been 28.77% and 36.89%, respectively, and the Company’s pro forma income tax expense would have been $74.8 million and $24.8 million, respectively. The most significant item contributing to the change in the effective tax rate relates to a change in jurisdictional earnings.  The difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the year ended December 31, 2019 primarily relates to foreign earnings which are subject to foreign income taxes at rates that exceed the U.S. income tax rate.

The termination of the “S” Corporation status was treated as a change in tax status for Accounting Standards Codification 740, Income Taxes. These rules require that the deferred tax effects of a change in tax status to be recorded to income from continuing operations on the date the “S” Corporation status terminates. Through the year ended December 31, 2019, the Company recorded a deferred tax benefit of $93.9 million for the estimated effect of the change in tax status, relating to the recognition of net deferred tax assets for temporary differences in existence on the date of conversion to a “C” Corporation. This estimated amount is subject to additional revision based upon actual results to be reflected in the tax return for the current year.

Year ended December 29, 2017 compared to year ended December 31, 2018

The following table sets forth our results of operations for fiscal 2017 and fiscal 2018 as a percentage of revenue.

	Fiscal Year Ended
	December 29, 2017	December 31, 2018
Revenues	100.0%	100.0%
Direct costs of contracts	79.6%	78.5%
Equity in earnings of unconsolidated joint ventures	1.3%	1.0%
Indirect, general and administrative expenses	16.8%	16.8%
Operating income	5.0%	5.8%
Interest income	0.1%	0.1%
Interest expense	(0.5)%	(0.6)%
Other income, net	0.2%	0.0%
(Interest and other expense) gain associated with claim on long-term contract	(0.3)%	2.1%
Total other income benefit (expense)	(0.6)%	1.5%
Income before income tax expense	4.4%	7.3%
Income tax benefit (expense)	(0.7)%	(0.6)%
Net income including noncontrolling interests	3.7%	6.7%
Net income attributable to noncontrolling interests	(0.5)%	(0.5)%
Net income attributable to Parsons Corporation	3.2%	6.2%

Revenue

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 29, 2017	December 31, 2018	Dollar	Percent
Revenue	$3,017,011	$3,560,508	$543,497	18.0%

Revenue for the year ended December 31, 2018 compared to the corresponding period last year increased $543.5 million.  As discussed above, revenue for the year ended December 31, 2018 included $55.1 million related to the settlement of a claim that was resolved in favor of the Company.  Excluding the claim settlement, revenue increased $488.4 million for the year ended December 31, 2018 when compared to the corresponding period last year, primarily due to an increase in revenue in our Federal Solutions segment of $399.1 million and an increase in our Critical Infrastructure segment of $89.3 million See “—Segment Results” below for further discussion.

Direct costs of contracts

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 29, 2017	December 31, 2018	Dollar	Percent
Direct cost of contracts	$2,400,140	$2,795,005	$394,865	16.5%

Direct cost of contracts increased in fiscal 2018 primarily due to an increase of $327.3 million in our Federal Solutions segment. This increase was due in part to business acquisitions, which added $194.5 million. The remaining increase in our direct costs of contracts in Federal Solutions was due to the ramp up of a number of projects, as well as growth on existing contracts. Direct cost of contracts in our Critical Infrastructure segment increased $67.6 million primarily due to a proportionate increase in Critical Infrastructure revenue.

 Equity in earnings of unconsolidated joint ventures

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 29, 2017	December 31, 2018	Dollar	Percent
Equity in earnings of unconsolidated joint ventures	$40,086	$36,915	$(3,171)	(7.9)%

Equity in earnings of unconsolidated joint ventures decreased in fiscal 2018 primarily due to the timing of the completion of joint ventures and the starting of new joint ventures as part of ordinary course timing fluctuations in our business.

Indirect, general and administrative expenses

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 29, 2017	December 31, 2018	Dollar	Percent
Indirect, general and administrative expenses	$506,255	$597,410	$91,155	18.0%

Indirect, general and administrative expenses increased in fiscal 2018 primarily due to our Federal Solutions segment, most of which is related to additional expenses from business acquisitions of $36.3 million, $32.3 million from the amortization of intangible assets related to our acquisitions, and $6.2 million in acquisition-related expenses. In our Critical Infrastructure segment, expenses in fiscal 2018 were substantially unchanged from fiscal 2017.

Total other (expense) income

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 29, 2017	December 31, 2018	Dollar	Percent
Interest income	$2,465	$2,710	$245	9.9%
Interest expense	(15,798)	(20,842)	(5,044)	(31.9)%
Other income (expense), net	5,658	(1,651)	(7,309)	(129.2)%
(Interest and other expense) gain associated with claim on long-term contract	(10,026)	74,578	84,604	843.8%
Total other income (expense)	$(17,701)	$54,795	$72,496	(409.6)%

Interest expense increased in fiscal 2018 primarily due to the increase in debt in fiscal 2018 compared to fiscal 2017. This increase in debt was primarily related to the Polaris Alpha acquisition. The amounts in other income (expense), net, are primarily related to transaction gains and losses on foreign currency transactions and sublease income.

As discussed above, the amount presented in gain associated with claim on long-term contract for the year ended December 31, 2018 relates to a lawsuit against a joint venture in which the Company is the managing partner.

Income tax expense

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 29, 2017	December 31, 2018	Dollar	Percent
Income tax expense	$(21,464)	$(20,367)	$1,097	5.1%

Income tax expense decreased in fiscal 2018 primarily due to the impact of our change in jurisdictional earnings mix from higher to lower tax jurisdictions, partially offset by the impact of the increase in overall pre-tax earnings subject to taxation.

Segment Results

We evaluate segment operating performance using segment revenue and segment Adjusted EBITDA attributable to Parsons Corporation. Adjusted EBITDA attributable to Parsons Corporation is Adjusted EBITDA excluding Adjusted EBITDA attributable to noncontrolling interests. See “Selected Financial Data” for a discussion of our definition of Adjusted EBITDA, how we use this metric, why we present this metric and the material limitations on the usefulness of this metric. See “Note 21—Segments Information” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion regarding our segment Adjusted EBITDA attributable to Parsons Corporation.

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests:

	Fiscal Year Ended
(U.S. dollars in thousands)	December 29, 2017	December 31, 2018	December 31, 2019
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$95,354	$121,986	$169,100
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	99,402	106,851	$138,851
Adjusted EBITDA attributable to noncontrolling interests	14,891	17,407	$17,096
Total Adjusted EBITDA	$209,647	$246,244	$325,047

Year ended December 31, 2018 compared to year ended December 31, 2019

Federal Solutions

	The Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2018	December 31, 2019	Dollar	Percent
Revenue	$1,479,007	$1,887,907	$408,900	27.6%
Adjusted EBITDA attributable to Parsons Corporation	$121,986	$169,100	$47,114	38.6%

The increase in Federal Solutions revenue for the year ended December 31, 2019 compared to the corresponding period last year was primarily due to incremental revenue from business acquisitions, which added $317.4 million.  Federal Solutions organic revenue grew $91.5 million, which included significant incentive fee recognition and an increase in business volume on existing contracts, offset by the completion of a significant contract.

The increase in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the year ended December 31, 2019 compared to the corresponding period last year was primarily due to business acquisitions, an increase in business volume on existing contracts, and generally higher profit margins driven by significant incentive fee recognition.  These increases were partially offset by an increase in IG&A, driven by an increase in bid and proposal costs and a greater allocation of corporate IG&A in line with the segment’s growing share of overall business as well as the completion of a significant contract.

Critical Infrastructure

	The Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2018	December 31, 2019	Dollar	Percent
Revenue	$2,081,501	$2,066,905	$(14,596)	(0.7)%
Adjusted EBITDA attributable to Parsons Corporation	$106,851	$138,851	$32,000	29.9%

As discussed above, Critical Infrastructure revenue for the year ended December 31, 2018 included $55.1 million related to the settlement of a claim that was resolved in favor of the Company.

Excluding the claim settlement, revenue for the year ended December 31, 2019 compared to the corresponding period last year increased $44.2 million.  This increase in revenue was primarily related to an increase in business volume under existing contracts, along with normal course fluctuations in the winding down and starting up of contracts.

 The increase in Critical Infrastructure Adjusted EBITDA attributable to Parsons for the year ended December 31, 2019 compared to the corresponding period last year was primarily due to an increase in business volume, a decrease in IG&A, primarily due to a lower allocation of corporate IG&A in line with the segment’s share of overall business, and an increase in equity in earnings of unconsolidated joint ventures.

Year ended December 29, 2017 compared to year ended December 31, 2018

Federal Solutions

	The Year Ended		Variance
(U.S. dollars in thousands)	December 29, 2017	December 31, 2018	Dollar	Percent
Revenue	$1,079,906	$1,479,007	$399,101	37.0%
Adjusted EBITDA attributable to Parsons Corporation	$95,354	$121,986	$26,632	27.9%

The increase in Federal Solutions revenue for the year ended December 31, 2018 compared to the corresponding period last year was primarily due to incremental revenue from business acquisitions, which added $254.9 million. Federal Solutions legacy revenue increased $144.2 million primarily due to the ramp up of a number of projects, as well as growth on existing contracts.

The increase in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the year ended December 31, 2018 compared to the corresponding period last year was primarily due to business acquisitions.

Critical Infrastructure

	The Year Ended		Variance
(U.S. dollars in thousands)	December 29, 2017	December 31, 2018	Dollar	Percent
Revenue	$1,937,105	$2,081,501	$144,396	7.5%
Adjusted EBITDA attributable to Parsons Corporation	$99,402	$106,851	$7,449	7.5%

As discussed above, Critical Infrastructure revenue for the year ended December 31, 2018 included $55.1 million related to the settlement of a claim that was resolved in favor of the Company.  Excluding the claim settlement, revenue for the year ended December 31, 2018 compared to the corresponding periods last year increased $89.3 million.  This increase in revenue was primarily related to an increase in business volume under existing contracts, along with normal course fluctuations in the winding down and starting up of contracts.

The increase in Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation was primarily related to an increase in business volume, offset by an increase in other income and expense, primarily related to foreign currency transaction gains and losses, and an increase in net income attributable to noncontrolling interests.

Liquidity and Capital Resources

Historically, we have financed our operations and capital expenditures and, prior to the conclusion of the 180-day lock-up period on November 3, 2019, satisfied redemptions of ESOP interests through a combination of internally generated cash from operations, our Senior Notes and from borrowings under our Revolving Credit Facility.  At the conclusion of the 180-day lock-up period on November 3, 2019, all shares held by the ESOP are redeemable by participants in shares of the Company’s common stock once vesting and eligibility requirements have been met.  See “Critical Accounting Policies and

Estimates” elsewhere in this Annual Report on Form 10-K for a discussion of the ESOP and related IPO matters.

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

We believe we have adequate liquidity and capital resources to fund our operations, support our debt service and support our ongoing acquisition strategy for at least the next twelve months based on the liquidity from cash provided by our operating activities, cash and cash equivalents on-hand and our borrowing capacity under our Revolving Credit Facility.

Cash Flows

Cash received from customers, either from the payment of invoices for work performed or for advances in excess of revenue recognized, is our primary source of cash. We generally do not begin work on contracts until funding is appropriated by the customers. Billing timetables and payment terms on our contracts vary based on a number of factors, including whether the contract type is cost-plus, time-and-materials, or fixed-price. We generally bill and collect cash more frequently under cost-plus and time-and-materials contracts, as we are authorized to bill as the costs are incurred or work is performed. In contrast, we may be limited to bill certain fixed-price contracts only when specified milestones, including deliveries, are achieved. A number of our contracts may provide for performance-based payments, which allow us to bill and collect cash prior to completing the work.

Billed accounts receivable represents amounts billed to clients that have not been collected. Unbilled accounts receivable represents amounts where the Company has a present contractual right to bill but an invoice has not been issued to the customer at the period-end date.

Accounts receivable is the principal component of our working capital and is generally driven by revenue growth. Accounts receivable includes billed and unbilled amounts.  The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels. We experience delays in collections from time to time from Middle East customers. Net days sales outstanding, which we refer to as net DSO, is calculated by dividing (i) accounts receivable (net of project accruals, billings in excess of revenue and accounts payable) by (ii) average revenue per day (calculated by dividing trailing twelve months revenue by the number of days in that period).  We focus on collecting outstanding receivables to reduce Net DSO and working capital. Net DSO was 68 days at December 29, 2017, 52 days at December 31, 2018 and 55 days at December 31, 2019. Our working capital (current assets less current liabilities) was $554.2 million at December 29, 2017, $482.6 million at December 31, 2018 and $382.0 million at December 31, 2019.

Our cash, cash equivalents and restricted cash decreased by $85.8 million to $195.4 million at December 31, 2019 from $281.2 million at December 31, 2018. This compares to a decrease in cash, cash equivalents and restricted cash of $164.9 million from $446.1 million at December 29, 2017 to $281.2 million at December 31, 2018.

The following table summarizes our sources and uses of cash over the periods presented (in thousands):

	Fiscal Year Ended
	December 29, 2017	December 31, 2018	December 31, 2019
Net cash provided by operating activities	$265,029	$284,634	$220,240
Net cash used in investing activities	(52,961)	(503,295)	(570,803)
Net cash provided by (used in) financing activities	(160,171)	55,411	266,036
Effect of exchange rate changes	1,235	(1,699)	(1,294)
Net increase (decrease) in cash and cash equivalents	$53,132	$(164,949)	$(85,821)

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for noncash items, such as: equity in earnings of unconsolidated joint ventures, contributions of treasury stock, depreciation and amortization of property and equipment and intangible assets, provisions for doubtful accounts, amortization of deferred gains, and impairment charges. The timing between the conversion of our billed and unbilled receivables into cash from our customers and disbursements to our employees and vendors is the primary driver of changes in our working capital. Our operating cash flows are primarily affected by our ability to invoice and collect from our clients in a timely manner, our ability to manage our vendor payments and the overall profitability of our contracts.

Net cash provided by operating activities decreased $64.4 million to $220.2 million during fiscal 2019 compared to $284.6 million during fiscal 2018. The decrease in net cash provided by operating activities is primarily due to a change in the use of cash related to our working capital accounts of $64.1 million (primarily driven by growth in accounts receivable and contract assets net of contract liabilities), and a $8.8 million change in net income after adjusting for non-cash items. These negative changes in operating cash flows were offset, in part, by a $8.6 million change in other long-term liabilities, primarily related to our insurance reserves. Net DSOs increased from 52 days to 55 days primarily driven by the change in the Company’s working capital accounts discussed above.

Net cash provided by operating activities increased $19.6 million to $284.6 million during fiscal 2018 compared to $265.0 million during fiscal 2017. The increase in net cash provided by operating activities is primarily due to a change in other long-term liabilities of $12.8 million, primarily related to our insurance reserves, and a $38.5 million increase in net income after adjusting for non-cash items. These positive changes in operating cash flows were offset, in part, by a $33.1 million change in the use of cash related to our working capital accounts. Notwithstanding the decrease in cash flows from our working capital accounts, net DSOs decreased from 68 days to 52 days primarily driven by the change in our business mix with a greater percentage of business volume coming from Federal Solutions segment which generally has lower DSO.

In connection with the Company’s IPO on May 8, 2019, the Company converted from an “S” Corporation to a “C” Corporation.  As a “C” Corporation we are now subject to U.S. Income Taxes.  During fiscal 2019 the Company made $60.5 million in tax payments compared with $17.1 million in tax payments during fiscal 2018.

Investing Activities

Net cash used in investing activities consists primarily of cash flows associated with capital expenditures and business acquisitions.

Net cash used in investing activities increased $67.5 million from fiscal 2018 to fiscal 2019, primarily due to an increase in cash used for capital expenditures of $38.3 million, principally related to the Company’s office space, investments in unconsolidated joint ventures of $19.9 million, and payments for acquisitions, net of cash acquired, of $13.7 million.

Net cash used in investing activities increased $450.3 million from fiscal 2017 to fiscal 2018, primarily due to the use of $481.2 million, net of cash acquired, for the acquisition of Polaris Alpha in fiscal 2018 compared to $25.7 million, net of cash acquired, in fiscal 2017 for the acquisition of Williams Electric Company.

 Financing Activities

Net cash provided by (used in) financing activities is primarily associated with proceeds from debt, the repayment thereof, distributions to noncontrolling interests and payments to the ESOP in connection with the redemption of ESOP participants’ interests. We spent $111.4 million in fiscal 2017, $125.8 million in fiscal 2018 and $6.3 million in fiscal 2019 in connection with the redemption of ESOP participants’ interests. With a public market for the Company’s common stock, cash is no longer required for ESOP redemptions following the 180-day lock-up period which ended November 3, 2019.  Participants now receive distributions of their ESOP interests in shares of our common stock.

Net cash provided by financing activities increased $210.6 million from fiscal 2018 to fiscal 2019, primarily due to $536.9 million of net proceeds from the IPO and a reduction of $119.5 million in the purchases of treasury stock related to redemptions of ESOP interests in fiscal 2019 compared to fiscal 2018.  These changes in cash flows provided by financing activities were offset, in part, by a change in net repayments under the Company’s revolving credit agreement of $360.0 million, payment of the IPO dividend of $52.1 million, an increase of $23.4 million in distributions to noncontrolling interests and a decrease of $10.6 million in contributions by noncontrolling interests.

Net cash provided by financing activities increased $215.6 million from fiscal 2017 to fiscal 2018, primarily due to an increase in net borrowings under our Credit Agreement of $180.0 million and a decrease in distributions to noncontrolling interest of $45.7 million. These cash flows provided by financing activities were offset, in part, by an increase of $14.4 million in the purchases of treasury stock related to redemptions of ESOP interests in fiscal 2018 compared to redemptions in fiscal 2017.

Letters of Credit

We also have in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated $197.3 million as of December 31, 2019.  Letters of credit outstanding under the Credit Agreement total $43.7 million.

Contractual Obligations

The following table summarizes our contractual obligations that require us to make future cash payments as of December 31, 2019. For contractual obligations, we included payments that we have an unconditional obligation to make.

(U.S. dollars in thousands)	Total	2020	2021-2022	2023-2024	Thereafter
Senior Notes (1)	$316,853	$12,361	$71,824	$118,094	$114,574
Operating lease obligations	283,453	58,412	102,945	72,369	49,727
Finance lease obligations	2,396	1,152	1,196	48	-
Total minimum payments	$602,702	$71,925	$175,965	$190,511	$164,301
(1)

Consists of our principal and interest obligations under our Senior Notes. See “Note 12—Debt and Credit Facilities” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our debt and related matters.

In the normal course of business, we enter into agreements with subcontractors and vendors to provide products and services that we consume in our operations or that are delivered to our clients. These products and services are not considered unconditional obligations until the products and services are actually delivered at which time we record a liability for our obligation.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in “Note 2—Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Management makes estimates and judgments in preparing our consolidated financial statements. These estimates and judgments affect the reported amounts of certain assets and liabilities and the revenues and expenses reported for the periods presented in the consolidated financial statements. Although such estimates and assumptions are based on information available through the date of the issuance of our consolidated financial statements, actual results could differ significantly from those estimates and assumptions. Our estimates, judgments and assumptions are evaluated periodically and adjusted accordingly.

We believe that the following items are the most critical accounting policies and estimates that involved significant judgment as we prepared our financial statements. We consider an accounting policy or estimate to be critical if the policy or estimate requires assumptions to be made that were uncertain at the time they were made and if changes in these assumptions could have a material impact on our financial condition or results of operations.

Revenue Recognition and Cost Estimation

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, (“ASC 606”), which provides a single comprehensive accounting standard for revenue recognition for contracts with customers and supersedes then-current industry-specific guidance, including Accounting Standards Codification 605-35, or ASC 605-35. The new standard requires companies to recognize revenue when control of promised goods or services is transferred to customers at an amount that reflects the consideration to which the company expects to be entitled in exchange for the goods or services. The new model requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time for each of these obligations. The new standard also significantly expands disclosure requirements regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

On December 30, 2017, the Company adopted ASC 606, using the modified retrospective method, which provides for a cumulative effect adjustment to retained earnings beginning in fiscal 2018 for those uncompleted contracts impacted by the adoption of the new standard. The difference between the recognition criteria under ASC-606 and our previous recognition practices under ASC 605-35 was recognized through a cumulative adjustment of $4.7 million that was made to the opening balance of accumulated deficit as of December 30, 2017. The cumulative effect of adopting ASC 606 was primarily due to combining certain deliverables that were previously considered separate deliverables into a single performance obligation and the transition of certain cost-type contracts into the cost-to-cost measure of progress method. Consistent with the modified retrospective transition approach, the comparative fiscal 2017 period was not adjusted to conform to the current period presentation. The following are the significant policies and practices as applied to our business.

In our industry, recognition of revenue and profit on long-term contracts requires the use of assumptions and estimates related to total contract revenue, total cost at completion, and the measurement of progress towards completion. Estimates are continually evaluated as work progresses and are revised when necessary. When a change in estimate is determined to have an impact on contract revenue or profit, we record a positive or negative adjustment to the consolidated statements of income.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. To the extent a contract is deemed to have multiple performance obligations, we allocate the transaction price of the contract to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. We determine the relative standalone selling price utilizing observable prices for the sale of the underlying goods or services. Contracts are considered to have a single performance obligation if the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts or is not distinct in the context of the contract, which is mainly because we provide a significant service of integrating a complex set of tasks and components into a single project or capability. Engineering and construction contracts are generally accounted for as a single performance obligation, while our engineering and construction supervision contracts are accounted for as two separate performance obligations. When providing construction supervision services, we are not liable for the construction of the asset, but have an overall responsibility to oversee, coordinate, measure, and evaluate the quality of construction work and the performance of the construction contractor on behalf of the customer. Customers are generally billed as we satisfy our performance obligations and payment terms typically range from 30 to 120 days from the invoice date. Billings under certain fixed-price contracts may be based upon the achievement of specified milestones, while some arrangements may require advance customer payment. Our contracts generally do not include a significant financing component.

The transaction price for our contracts may include variable consideration, which includes increases to the transaction price for approved and unpriced change orders, claims and incentives, and reductions to transaction price for liquidated damages. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to-date is recognized in the period the adjustment is identified. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the total loss in the quarter it is identified.

Claims revenue is related to amounts in excess of agreed contract price that we seek to collect from clients or others for customer-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both price and scope, or other causes of unanticipated additional contract costs, including factors outside of our control, where we therefore believe we are entitled to additional compensation. Claims revenue, when recorded, is only recorded to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. We include certain unapproved claims in the transaction price when the claims are legally enforceable, we consider collection to be probable and believe we can reliably estimate the ultimate value. We continue to engage in negotiations with our customers on our outstanding claims. However, these claims may be resolved at amounts that differ from our current estimates, which could result in increases or decreases in future estimated contract profits or losses. Costs related to claims are recognized when they are incurred.

Change orders, which are a normal and recurring part of our business, are generally not distinct and are accounted for as part of the existing contract. The effect of a change order that is not distinct on the transaction price and our measure of progress for the performance obligation to which it relates is recognized on a cumulative catch-up basis. To the extent change orders included in the transaction price are not resolved in our favor, there could be reductions in, or reversals of previously reported amounts of, revenues and profits, and charges against current earnings. Costs relating to change orders are recognized when they are incurred.

We recognize revenue for most of our contracts over time as performance obligations are satisfied, as we are continuously transferring control to the customer. Typically, revenue is recognized over time using an input measure (i.e., costs incurred to date relative to total estimated costs at completion) to measure progress.

We often enter into contracts in which the amount billed to the customer corresponds directly with the amount of work performed. These contract types qualify for the “right to invoice” practical expedient method of measuring progress, in which the right to consideration corresponds directly with the value to the customer of our performance to date. For these contracts, revenue is recognized in the amount that we have the right to invoice.

Provisions for anticipated losses on contracts, including those arising from disputes and other contingencies, are recorded in the period such loss becomes known; provisions not ultimately required are released as disputes or contingencies are resolved.

Contract costs include labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs). All contract costs are recorded as incurred. Changes to estimated contract costs, either due to unexpected events or revisions to management’s initial estimates, for a given project are recognized in the period in which they are determined as estimated at the contract level.

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

As a result of the adoption, the Company recorded a cumulative-effect adjustment to retained earnings of $52.6 million, net of a deferred tax asset adjustment of $0.7 million, representing the unamortized portion of a deferred gain previously recorded as a sale-leaseback transaction associated with the sale of an office building in 2011. The Company concluded the transaction resulted in the transfer of control of the office building to the buyer-lessor at market terms and would have qualified as a sale under Topic 842 with gain recognition in the period the sale was recognized.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets and current and long-term operating lease liabilities in the consolidated balance sheets. Finance leases are included in other noncurrent assets, accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit interest rate, incremental borrowing rates are used based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives.  Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

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

Business Combinations

The cost of an acquired company is assigned to the tangible and intangible assets purchased and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair values of assets acquired and liabilities assumed requires us to make estimates and use valuation techniques when a market value is not readily available. Any excess of purchase price over the fair value of tangible and intangible assets acquired and obligations assumed is allocated to goodwill. Goodwill typically represents the value paid for the assembled workforce and enhancement of our service offerings. Transaction costs associated with business combinations are expensed as incurred.  The determination of fair values of assets acquired and liabilities assumed requires the Company to make estimates and use valuation techniques when a market value is not readily available.  The Company adjusts the preliminary purchase prices allocation, as necessary, during the measurement period of up to one year after the acquisition closing date as the Company obtains more information as to facts and circumstances existing at the acquisition date.

Goodwill and Intangible Assets

Goodwill is not amortized but is subject to an annual impairment test. Interim testing for impairment is performed if indicators of potential impairment exist. For purposes of impairment testing, goodwill is allocated to the applicable reporting units based on the current reporting structure. When evaluating goodwill for impairment, we may decide to first perform a qualitative assessment, or “step zero” impairment test, to determine whether it is more likely than not that impairment has occurred.  If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of our reporting units exceeds their carrying amounts, we perform a quantitative assessment and calculate the estimated fair value of the respective reporting unit. If the carrying amount of a reporting unit’s goodwill exceeds the fair value of that goodwill, an impairment loss is recognized.

Our decision to perform a qualitative impairment assessment in a given year is influenced by a number of factors, including the significance of the excess of our estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments, and the date of the applicable acquisitions, if any.

In 2019, the Company changed the date of its annual goodwill impairment testing from November 30 to October 1. This change results in better alignment of the Company's annual impairment test with the Company’s annual budgeting cycle and provides a more reliable measurement using the Company’s interim closing processes.  The change had no effect on the Company’s consolidated financial statements for the current or historical periods.

We perform a goodwill impairment test on an annual basis for each reporting unit that requires certain assumptions and estimates be made regarding industry economic factors and future profitability.  For the years ended December 29, 2017, December 31, 2018 and December 31, 2019, we performed a quantitative analysis for all of our reporting units. It was determined that the fair value of each of our reporting units substantially exceeded their carrying values. As a result, no goodwill impairments were identified for those periods.

The goodwill impairment test involves determination of the fair value of our reporting units. This process requires significant judgments and estimates, including assumptions about our strategic plans for operations as well as the interpretation of current economic indicators. Development of the present value of future cash flow projections includes assumptions and estimates derived from a review of our expected revenue growth rates, profit margins, business plans, cost of capital and tax rates. We also make certain assumptions about future market conditions, market prices, interest rates and changes in business strategies. Changes in assumptions or estimates could materially affect the determination of the fair value of a reporting unit. This could eliminate the excess of fair value over carrying value of a reporting unit entirely and, in some cases, result in impairment. Such changes in assumptions could be caused by a loss of one or more significant contracts, reductions in government or commercial client spending, or a decline in the demand for our services due to changing economic conditions. In the event that we determine that our goodwill is impaired, we would be required to record a non-cash charge that could result in a material adverse effect on our results of operations or financial position.

We use the Income Approach and Market Approach (Guideline Transaction and Guideline Company Method) to determine the fair value of reporting units. The Income Approach utilizes the discounted cash flow method, which focuses on the expected cash flow of the reporting unit. In applying this approach, the cash flow is calculated for a finite period of years. Beyond the finite period, a terminal value is developed using a sustainable long-term annual growth rate estimate. Then the finite period cash flows and the terminal value are discounted to present value to arrive at an indication of fair value. We utilized internal financial projections through fiscal 2024. The Market Approach utilizes market comparable transactions and comparable companies to calculate the estimated fair value. The guideline company approach focuses on comparing the reporting unit to select reasonably similar (or ”guideline”) publicly traded companies. Under this method, valuation multiples are derived from the median of the operating data of selected guideline companies and applied to the operating data of the reporting unit to arrive at an indication value. In the similar transactions approach, consideration is given to prices paid in recent transactions that have occurred in the reporting unit's industry or in related industries. For the Federal Solutions reporting unit, only Guideline Company Method is used as the Federal Solutions reporting unit has gone through multiple acquisitions during the past 2 years, and thus making Guideline Transaction Method difficult to apply. For the Critical Infrastructure reporting unit, both Guideline Transaction Method and Guideline Company Method are utilized to calculate the estimated fair value. Equal weighing is given to each of the methods used to estimate the fair value of reporting units.  Our last review at October 1, 2019 (i.e. the first day of our fourth quarter in fiscal 2019), indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. We had no reporting units that had estimated fair values that exceeded their carrying values by less than 50%.

Intangible assets with finite lives arise from business acquisitions and are amortized based on the period over which the contractual or economic benefit of the intangible assets are expected to be realized or on a straight-line basis over the useful lives of the underlying assets, ranging from one to ten years. These primarily consist of customer relationships, backlog, and covenants not to compete. We assess the recoverability of the unamortized balance of our intangible assets when indicators of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to overall operations. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the intangible assets would be recognized as an impairment loss.

Consolidation of Joint Ventures and Variable Interest Entities

We participate in joint ventures, which include partnerships and partially owned limited liability corporations, to bid, negotiate and complete specific projects. We are required to consolidate these joint ventures if we hold the majority voting interest or if we meet the criteria under the consolidation model as described below.

A variable interest entity, or “VIE”, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support; (b) as a group, the holders of the equity investment at risk lack the ability to make certain decisions, the obligation to absorb expected losses or the right to receive expected residual returns; or (c) an equity investor has voting rights that are disproportionate to its economic interest and substantially all of the entity’s activities are on behalf of the investor with disproportionately low voting rights. Our VIEs may be funded through contributions, loans and/or advances from the joint venture partners or by advances and/or letters of credit provided by clients. Certain VIEs are directly governed, managed, operated and administered by the joint venture partners. Others have no employees and, although these entities own and hold the contracts with the clients, the services required by the contracts are typically performed by the joint venture partners or by other subcontractors.

We are required to perform an analysis to determine whether we are the primary beneficiary of our VIEs. We are deemed to be the primary beneficiary of a VIE if we have (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

Many of the joint ventures we enter into are deemed to be VIEs because they lack sufficient equity to finance the activities of the joint venture. We use a qualitative approach to determine if we are the primary beneficiary of the VIE, which considers factors that indicate a party has the power to direct the activities that most significantly impact the joint venture’s economic performance. In determining whether we are the primary beneficiary of the VIE, significant assumptions and judgments include the following: (1) identifying the significant activities and the parties that have the power to direct them; (2) reviewing the governing board composition and participation ratio; (3) determining the equity, profit and loss ratio; (4) determining the management-sharing ratio; (5) reviewing employment terms, including which joint venture partner provides the project manager; and (6) reviewing the funding and operating agreements. We analyze each joint venture initially to determine if it should be consolidated or unconsolidated into our financial statements:

•

A joint venture is consolidated into our financial statements if we are the primary beneficiary of a VIE or hold the majority of voting interests of a non-VIE (and no significant participative rights are available to the other partners).

•	A joint venture is not consolidated into our financial statements if we are not the primary beneficiary of a VIE, or do not hold the majority of voting interest of a non-VIE.

We account for our unconsolidated joint ventures using the equity method of accounting. Under this method, we recognize our proportionate share of the net earnings of these joint ventures as “Equity in earnings (loss) of unconsolidated joint ventures”. Our maximum exposure to loss as a result of our investments in unconsolidated variable interest entities is typically limited to the aggregate of the carrying value of the investment and future funding commitments in these entities.

ESOP

On May 8, 2019, the Company consummated the IPO.  At the IPO date, shares held by the ESOP were subject to a 180-day lock-up period which concluded on November 3, 2019.

We contribute shares of our own stock to the ESOP each year. Shares held by the ESOP or committed to be contributed to the ESOP were presented as temporary equity at December 31, 2018 as they included a cash redemption feature that was not solely within the Company’s control. At the conclusion of the 180-day lock-up period, ESOP distributions are no longer made in cash and are now made in shares of the Company’s common stock.  Accordingly, at December 31, 2019, shares held by the ESOP have been reclassified from temporary equity to permanent equity.

Throughout the year, as employee services are rendered, we record compensation expense based on salaries of eligible employees. Contributions of our common stock to the ESOP are made annually in amounts determined by our board of directors and are held in trust for the sole benefit of the participants. Shares allocated to a participant’s account are fully vested after six years of credited service, or in the event(s) of reaching age 65, death or disability while an active employee.

A participant’s interest in their ESOP account is redeemable upon certain events, including retirement, death, termination due to permanent disability, a severe financial hardship following termination of employment, certain conflicts of interest following termination of employment, or the exercise of diversification rights.  Prior to the IPO, participants’ interests were redeemable in cash based on share prices established by the ESOP Trustee. Subsequent to the IPO and during the 180-day lock-up period, participants’ interests were redeemable in cash based on quoted prices of a share of the Company’s common stock on the NYSE.  Subsequent to the 180-day lock-up period, distributions from the ESOP of participants’ interests are made in the Company’s common stock based on quoted prices of a share of the Company’s common stock on the NYSE.  A participant will be able to sell such shares of common stock in the market, subject to any requirements of the federal securities laws.

Valuation of Common Stock

Prior to the Company’s IPO, our share price was determined using a combination of income- and market-based methods that utilized unobservable Level 3 inputs, including significant assumptions such as forecasted revenue and operating margins, working capital requirements and weighted average cost of capital. Given the absence of a public trading market for our common stock, for all purposes related to the fair market value of our common stock, we historically used the per share price of our common stock as established by the ESOP Trustee, taking into account, among other things, the advice of a third-party valuation consultant for the ESOP Trustee, as well as the ESOP Trustee’s knowledge of the Company as of December 31 for each calendar year. Subsequent to the IPO, the share price is based on quoted prices of the Company’s common stock on the NYSE.

Equity-Based Compensation

The Company measures the value of services received from employees and directors in exchange for an equity-based award based on the grant date fair value.  The Company issues equity-based awards that settle in either cash or shares of the Company’s common stock. Cash settled awards are subsequently remeasured to an updated fair value at each reporting period until the award is settled. Awards containing performance measures are adjusted at each reporting period for the number of shares expected to be earned.  Compensation cost for cash settled and performance awards are trued-up at each reporting period for changes in fair value and expected shares pro-rated for the portion of the requisite service period rendered.  The Company recognizes compensation costs for these awards on either a straight-line or accelerated basis over the vesting period of the award in “Indirect, general and administrative expenses” in the consolidated statements of income.

Self-Insurance

We are self-insured for a portion of our losses and liabilities primarily associated with workers’ compensation, general, professional, automobile, employee matters, certain medical plans, and project specific liability claims. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions, as provided by an independent actuary. The estimate of self-insurance liability includes an estimate of incurred but not reported claims, based on data compiled from historical experience.

Recent Accounting Pronouncements

See the information set forth in “Note 2—Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2019, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contingencies

We are subject to certain claims and assessments that arise in the ordinary course of business. Additionally, Parsons has been named as a defendant in lawsuits alleging personal injuries as a result of contact with asbestos products at various project sites. We believe that any significant costs relating to these claims will be reimbursed by applicable insurance and do not expect any of these claims to have a material adverse effect on our financial condition or results of operations. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Management judgment is required to determine the outcome and the estimated amount of a loss related to such matters. Management believes that there are no claims or assessments outstanding which would materially affect our consolidated results of operations or our financial position.

Item 7A. Qualitative and Quantitative Disclosure About Market Risk

Interest Rate Risk

We are exposed to interest rate risks related to the Company’s Revolving Credit Facility. As of December 31, 2019, we had no amounts outstanding under the Revolving Credit Facility.  Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either the Base Rate (as defined in the Credit Agreement), plus an applicable margin, or LIBOR plus an applicable margin. The applicable margin for Base Rate loans is a range of 0.125% to 1.00% and the applicable margin for LIBOR loans is a range of 1.125% to 2.00%, both based on the leverage ratio of the Company at the end of each fiscal quarter. The rates at December 31, 2018 and December 31, 2019 were 4.253% and 3.02%, respectively.

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

Item 8. Financial Statements and Supplementary Data.

The information required by this item 8 is submitted as a separate section beginning on page F-1 of this Annual Report on Form 10-K and is incorporated by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Control and Procedures

Our management carried out, as of December 31, 2019, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report on management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies. A report of management’s assessment regarding internal control over financial reporting will be required to be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, that occurred in the fourth fiscal quarter of the period covered by this Annual Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information related to our directors set forth under the caption “Proposal 1: Election of Directors” of our Proxy Statement for our Annual Meeting of Stockholders scheduled for April 21, 2020 (the “2020 Proxy Statement”). Such information is incorporated herein by reference.

Information relating to our Executive Officers is included in Part I of this Annual Report under the caption “Executive Officers.”

Information relating to compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2020 Proxy Statement. Such information is incorporated herein by reference.

Information related to our code of ethics is set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2020 Proxy Statement. Such information is incorporated herein by reference.

Information relating to the Audit Committee and Board of Directors determinations concerning whether a member of the Audit Committee is a “financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K is set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2020 Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

Information relating to this item is set forth under the captions “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report on Executive Compensation” of our 2020 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to the security ownership of certain beneficial owners and management is included in our 2020 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information relating to this item is set forth under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2020 Proxy Statement. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information relating to this item is set forth under the caption “Independent Registered Public Accounting Firm Fees” of our 2020 Proxy Statement. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:
(1)

The Company’s Consolidated Financial Statements at December 31, 2018 and December 31, 2019 and for each of the three years in the period ended December 31, 2019, and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements, are hereby filed as part of this report, beginning on page F-1.

(2)	Valuation & Qualifying Accounts for each of the three years in the period ended December 31, 2019 are hereby filed as part of this report on page F-51.
(3)	See Exhibit Index below.

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Description

3.1#	Amended and Restated Certificate of Incorporation of Parsons Corporation.

3.2#	Amended and Restated Bylaws of Parsons Corporation.

4.1*	Description of Capital Stock of Parsons Corporation.

10.1#	2012 Amendment and Restatement of Parsons Employee Stock Ownership Plan (including all amendments to date), currently in effect.

10.2#	2019 Amendment and Restatement of Parsons Employee Stock Ownership Plan.

10.3*	First Amendment to the 2019 Amendment and Restatement of Parsons Employee Stock Ownership Plan, effective May 8, 2019.

10.4#	Parsons Corporation Employee Stock Ownership Trust Agreement, effective as of December 31, 2005.

10.5#+	Parsons Corporation Restricted Award Plan.

10.6#+	Form of Restricted Award Units agreement under the Parsons Corporation Restricted Award Plan.

10.7#+	Parsons Corporation Annual Incentive Plan.

10.8#+	Parsons Corporation Shareholder Value Plan.

10.9#+	Parsons Corporation Long Term Growth Plan.

10.10#+	Parsons Corporation Share Value Retirement Plan.

10.11#+	Parsons Corporation Incentive Award Plan.

10.12*+	Form of Restricted Stock Unit Agreement under the Parsons Corporation Incentive Award Plan.

10.14*+	Form of Restricted Stock Unit Agreement under the Parsons Corporation Incentive Award Plan (for Non-Employee Director Awards commencing in 2020).

10.15*+	Form of Restricted Stock Unit Agreement under the Parsons Corporation Incentive Award Plan (for Non-Employee Director Fee Deferral Awards commencing in 2020).

10.16*+	Form of Restricted Stock Unit Agreement under the Parsons Corporation Incentive Award Plan (for Non-Employee Director Awards in 2019).

10.17*+	Parsons Corporation Non-Employee Director Compensation Policy (as amended effective July 15, 2019.

10.18#+	Fee Deferral Plan for Outside Directors of the Parsons Corporation.

10.19*+	Parsons Corporation Employee Stock Purchase Plan.

10.20#+	Change in Control Severance Agreement, dated as of February 7, 2019, by and between Parsons Corporation and George L. Ball.

10.21#+	Change in Control Severance Agreement, dated as of April 5, 2019, by and between Parsons Corporation and Charles L. Harrington.

10.22#+	Change in Control Severance Agreement, dated as of February 7, 2019, by and between Parsons Corporation and Michael R. Kolloway.

10.23#+	Change in Control Severance Agreement, dated as of March 9, 2019, by and between Parsons Corporation and Carey A. Smith.

10.24#+	Form of Indemnification Agreement between Parsons Corporation and certain of its directors and officers.

10.25#	Note Purchase Agreement, dated as of May 9, 2014, among Parsons Corporation and the purchasers party thereto, and the forms of Senior Notes.

10.26#

Subsidiary Guaranty, dated as of July 1, 2014, by each of Parsons Constructors Inc., Parsons Engineering of New York, Inc., Parsons Environment & Infrastructure Group Inc., Parsons Government Services Inc., Parsons Government Services International Inc., Parsons International Limited, Parsons Technical Services Inc., Parsons Transportation Group Inc., Parsons Water & Infrastructure Inc., PTSI Managed Services Inc., Parsons RCI Inc. and each entity that may from time to time become a Guarantor thereunder.

10.27#	First Amendment to the Note Purchase Agreement, dated as of August 10, 2018, by and between Parsons Corporation and the purchasers party thereto.

10.28#

Fifth Amended and Restated Credit Agreement, dated as of November  15, 2017, by and among Parsons Corporation, the lenders from time to time party thereto, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, swing line bank and co-lead arranger, Wells Fargo Bank, National Association, as syndication agent, The Bank of Nova Scotia, JPMorgan Chase Bank, N.A., Sumitomo Mitsui Banking Corporation and U.S. Bank National Association, as documentation agents, and Wells Fargo Securities, LLC, as co-lead arranger.

10.29#	First Amendment to the Fifth Amended and Restated Credit Agreement, dated as of January 4, 2019, by and among Parsons Corporation, the Banks party thereto and MUFG Bank Ltd, as administrative agent.

10.30#

Term Loan Agreement, dated as of January  4, 2019, among Parsons Corporation, MUFG Union Bank, N.A., as administrative agent, The Bank of Nova Scotia, as syndication agent, the other financial institutions party thereto and MUFG Union Bank, N.A. and The Bank of Nova Scotia, as co-lead arrangers.

10.31#+	Michael Johnson Separation Agreement (including related Consulting Services Agreement).

10.32*+	Adam Taylor Separation Agreement.

10.33#	Engagement Letter by and between Parsons Corporation and Newport Trust Company.

10.34#	Form of Registration Rights Agreement by and between Parsons Corporation and Newport Trust Company.

10.35#	Form of Letter Agreement by and between Parsons Corporation and Newport Trust Company.

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#	Previously filed.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: March 10, 2020	By:	/s/ Charles L. Harrington
Charles L Harrington
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Charles L. Harrington	Chief Executive Officer and Director	March 10, 2020
Charles L. Harrington	(Principal Executive Officer)

/s/ George L. Ball	Chief Financial Officer	March 10, 2020
George L. Ball	(Principal Financial and Accounting Officer)

/s/ Kenneth C. Dahlberg	Director	March 10, 2020
Kenneth C. Dahlberg

/s/ Mark K. Holdsworth	Director	March 10, 2020
Mark K. Holdsworth

/s/ Steven F. Leer	Director	March 10, 2020
Steven F. Leer

/s/ Tamara L. Lundgren	Director	March 10, 2020
Tamara L. Lundgren

/s/ James F. McGovern	Director	March 10, 2020
James F. McGovern

/s/ Harry T. McMahon	Director	March 10, 2020
Harry T. McMahon

/s/ M. Christian Mitchell	Director	March 10, 2020
M. Christian Mitchell

/s/ Suzanne M. Vautrinot	Director	March 10, 2020
Suzanne M. Vautrinot

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2018 and December 31, 2019	F-3

Consolidated Statements of Income for the Years ended December 29, 2017, December 31, 2018 and December 31, 2019	F-4

Consolidated Statements of Comprehensive Income for the Years ended December 29, 2017, December 31, 2018 and December 31, 2019	F-5

Consolidated Statements of Changes in Redeemable Common Stock and Shareholders, Equity (Deficit) for the Years ended December 29, 2017, December 31, 2018 and December 31, 2019	F-6

Consolidated Statements of Cash Flows for the Years ended December 29, 2017, December 31, 2018 and December 31, 2019	F-7

Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Parsons Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Parsons Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and December 31, 2018, and the related consolidated statements of income, of comprehensive income, of changes in redeemable common stock and shareholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and December 31, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenue from contracts with customers in 2018.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 10, 2020

We have served as the Company's auditor since at least 1969. We have not been able to determine the specific year we began serving as the auditor of the Company.

Parsons Corporation and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2018 and December 31, 2019

(in thousands, except shares and par value)	2018	2019
Assets
Current assets
Cash and cash equivalents (including $73,794 and $51,171 Cash of consolidated joint ventures)	$280,221	$182,688
Restricted cash and investments	974	12,686
Accounts receivable, net (including $180,325 and $166,355 Accounts receivable of consolidated joint ventures, net)	623,286	671,492
Contract assets (including $21,270 and $26,458 Contract assets of consolidated joint ventures)	515,319	575,089
Prepaid expenses and other current assets (including $11,837 and $11,182 Prepaid expenses and other current assets of consolidated joint ventures)	69,007	84,454
Total current assets	1,488,807	1,526,409
Property and equipment, net (including $2,561 and $2,945 Property and equipment of consolidated joint ventures, net)	91,849	122,751
Right of use assets, operating leases	—	233,415
Goodwill	736,938	1,047,425
Investments in and advances to unconsolidated joint ventures	63,560	68,620
Intangible assets, net	179,519	259,858
Deferred tax assets	5,680	130,401
Other noncurrent assets	46,225	61,489
Total assets	$2,612,578	$3,450,368
Liabilities, Redeemable Common Stock, and Shareholder’s Equity (Deficit)
Current liabilities
Accounts payable (including $87,914 and $85,869 Accounts payable of consolidated joint ventures)	$226,345	$216,613
Accrued expenses and other current liabilities (including $73,209 and $74,857 Accrued expenses and other current liabilities of consolidated joint ventures)	559,700	639,863
Contract liabilities (including $38,706 and $32,638 Contract liabilities of consolidated joint ventures)	208,576	230,681
Short-term lease liabilities, operating leases	—	49,994
Income taxes payable	11,540	7,231
Total current liabilities	1,006,161	1,144,382
Long-term employee incentives	41,913	56,928
Deferred gain resulting from sale-leaseback transactions	46,004	—
Long-term debt	429,164	249,353
Long-term lease liabilities, operating leases	—	203,624
Deferred tax liabilities	6,240	9,621
Other long-term liabilities	127,863	125,704
Total liabilities	1,657,345	1,789,612
Contingencies (Note 15)
Redeemable common stock held by Employee Stock Ownership Plan (ESOP), $1 par value; 78,172,809 and 0 shares outstanding, recorded at redemption value	1,876,309	—
Shareholders' equity (deficit)
Common stock, $1 par value; authorized 1,000,000,000 shares; 125,097,684 and 146,440,701 shares issued; 0 and 21,772,888; 0 and 78,896,806 shares and ESOP shares outstanding	—	146,441
Treasury stock, 46,918,140 and 45,771,008 shares at cost	(957,025)	(934,240)
Additional paid-in capital	—	2,649,975
Retained earnings (accumulated deficit)	12,445	(218,025)
Accumulated other comprehensive income	(22,957)	(14,261)
Total Parsons Corporation shareholders' equity (deficit)	(967,537)	1,629,890
Noncontrolling interests	46,461	30,866
Total shareholders' equity (deficit)	(921,076)	1,660,756
Total liabilities, redeemable common stock and shareholders' equity (deficit)	$2,612,578	$3,450,368

The accompanying notes are an integral part of these consolidated financial statements.

Parsons Corporation and Subsidiaries

Consolidated Statements of Income

Years Ended December 29, 2017, December 31, 2018 and December 31, 2019

(in thousands, except for per share data)	2017	2018	2019
Revenue	$3,017,011	$3,560,508	$3,954,812
Direct cost of contracts	2,400,140	2,795,005	3,123,062
Equity in earnings of unconsolidated joint ventures	40,086	36,915	41,721
Indirect, general and administrative expenses	506,255	597,410	781,408
Operating income	150,702	205,008	92,063
Interest income	2,465	2,710	1,300
Interest expense	(15,798)	(20,842)	(23,729)
Other income (expense), net	5,658	(1,651)	(2,392)
(Interest and other expense) gain associated with claim on long-term contract	(10,026)	74,578	—
Total other (expense) income	(17,701)	54,795	(24,821)
Income before income tax expense	133,001	259,803	67,242
Income tax (expense) benefit	(21,464)	(20,367)	69,886
Net income including noncontrolling interests	111,537	239,436	137,128
Net income attributable to noncontrolling interests	(14,211)	(17,099)	(16,594)
Net income attributable to Parsons Corporation	$97,326	$222,337	$120,534
Earnings per share:
Basic earnings per share	$1.16	$2.78	1.30
Diluted earnings per share	$1.16	$2.78	1.30

The accompanying notes are an integral part of these consolidated financial statements.

Parsons Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 29, 2017, December 31, 2018 and December 31, 2019

(in thousands)	2017	2018	2019
Net income including noncontrolling interests	$111,537	$239,436	$137,128
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	4,793	(7,800)	8,418
Pension adjustments, net of tax	(95)	(56)	281
Comprehensive income including noncontrolling interests, net of tax	116,235	231,580	145,827
Comprehensive income attributable to noncontrolling interests, net of tax	(14,210)	(17,197)	(16,597)
Comprehensive income attributable to Parsons Corporation, net of tax	$102,025	$214,383	$129,230

The accompanying notes are an integral part of these consolidated financial statements.

Parsons Corporation and Subsidiaries

Consolidated Statements of Changes in Redeemable Common Stock and Shareholders’ Equity (Deficit)

Years Ended December 29, 2017, December 31, 2018 and December 31, 2019

(in thousands)	Redeemable Common Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Parsons Equity (Deficit)	Noncontrolling Interests	Total
Balances at December 30, 2016	$1,739,431	$—	$(806,119)	$—	$(166,890)	$(19,702)	$(992,711)	$57,169	(935,542)
Comprehensive loss
Net (loss) income	—	—	—	—	97,326	—	97,326	14,211	111,537
Foreign currency translation (loss) gain	—	—	—	—	—	4,794	4,794	(1)	4,793
Pension adjustments	—	—	—	—	—	(95)	(95)	—	(95)
Purchase of treasury stock	(111,403)	—	(111,403)	—	111,403	—	—	—	—
Contributions of treasury stock to ESOP	40,553	—	41,150	—	(41,150)	—	—	—	—
Contributions	—	—	—	—	—	—	—	7,481	7,481
Distributions	—	—	—	—	—	—	—	(51,366)	(51,366)
ESOP shares at redemption value	186,724	—	—	—	(186,724)	—	(186,724)	—	(186,724)
Balances at December 29, 2017	$1,855,305	$—	$(876,372)	$—	$(186,035)	$(15,003)	$(1,077,410)	$27,494	$(1,049,916)
Comprehensive income
Net income	—	—	—	—	222,337	—	222,337	17,099	239,436
Foreign currency translation gain (loss)	—	—	—	—	—	(7,898)	(7,898)	98	(7,800)
Pension adjustments	—	—	—	—	—	(56)	(56)	—	(56)
Adoption of ASC 606	—	—	—	—	(4,735)	—	(4,735)	—	(4,735)
Purchase of treasury stock	(125,814)	—	(125,814)	—	125,814	—	—	—	—
Contributions of treasury stock to ESOP	47,043	—	45,161	—	(45,161)	—	—	—	—
Contributions	—	—	—	—	—	—	—	20,656	20,656
Distributions	—	—	—	—	—	—	—	(18,886)	(18,886)
ESOP shares at redemption value	99,775	—	—	—	(99,775)	—	(99,775)	—	(99,775)
Balances at December 31, 2018	$1,876,309	$—	$(957,025)	$—	$12,445	$(22,957)	$(967,537)	$46,461	$(921,076)
Comprehensive income
Net income	—	—	—	—	120,534	-	120,534	16,594	137,128
Foreign currency translation gain	—	—	—	—	—	8,415	8,415	3	8,418
Pension adjustments	—	—	—	—	—	281	281	—	281
ASC 842 transition adjustment	—	—	—	—	52,608	—	52,608	—	52,608
Purchase of treasury stock	(6,219)	—	(6,272)	-	6,219	—	(53)	—	(53)
Contributions of treasury stock to ESOP	—	—	29,057	24,587	—	—	53,644	—	53,644
Contributions	—	—	—	—	—	—	—	10,093	10,093
Distributions	—	—	—	—	—	—	—	(42,285)	(42,285)
Dividend paid	—	—	—	—	(52,093)	—	(52,093)	—	(52,093)
Stock-based compensation	—	—	—	8,272	—	—	8,272	—	8,272
Issuance of equity securities, net of retirements	—	47	—	(999)	(197)	—	(1,149)	—	(1,149)
Conversion of S-Corp to C-Corp	25,877	—	—	—	(25,877)	—	(25,877)	—	(25,877)
IPO proceeds, net	—	21,296	—	515,582	—	—	536,878	—	536,878
ESOP shares at redemption value	857,559	—	—	(525,895)	(331,664)	—	(857,559)	—	(857,559)
Temporary to permanent equity end of lock-up period	(2,753,526)	125,098	—	2,628,428	-	—	2,753,526	—	2,753,526
Balances at December 31, 2019	—	146,441	(934,240)	2,649,975	(218,025)	(14,261)	1,629,890	30,866	1,660,756

The accompanying notes are an integral part of these consolidated financial statements.

Parsons Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 29, 2017, December 31, 2018 and December 31, 2019

(in thousands)	2017	2018	2019
Cash flows from operating activities
Net income including noncontrolling interests	$111,537	$239,436	$137,128
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	35,198	69,869	125,700
Amortization of deferred gain	(7,283)	(7,253)	—
Amortization of debt issue costs	504	721	973
Gain associated with claim on long-term contract	—	(129,674)	—
Loss on disposal of property and equipment	1,184	780	1,042
Provision for doubtful accounts	12,530	5,255	290
Deferred taxes	5,403	(1,422)	(123,338)
Foreign currency transaction gains and losses	(5,121)	5,224	4,472
Equity in earnings of unconsolidated joint ventures	(40,086)	(36,915)	(41,721)
Return on investments in unconsolidated joint ventures	33,377	35,192	51,077
Stock-based compensation	—	—	8,272
Contributions of treasury stock	40,553	45,161	53,644
Changes in assets and liabilities, net of acquisitions and newly consolidated joint ventures
Accounts receivable	(2,958)	461,304	(30,206)
Contract assets	—	(480,090)	(49,999)
Prepaid expenses and current assets	(10,850)	(23,668)	(22,110)
Accounts payable	27,334	5,566	(17,123)
Accrued expenses and other current liabilities	26,153	30,367	78,366
Billings in excess of costs	7,900	(150,873)	—
Contract liabilities	—	205,047	20,146
Provision for contract losses	19,431	(13,795)	—
Income taxes	2,518	3,911	(5,421)
Other long-term liabilities	7,705	20,491	29,048
Net cash provided by operating activities	265,029	284,634	220,240

Cash flows from investing activities
Capital expenditures	(27,939)	(29,283)	(67,597)
Proceeds from sale of property and equipment	2,250	439	3,789
Payments for acquisitions, net of cash acquired	(25,737)	(481,163)	(494,826)
Investments in unconsolidated joint ventures	(3,502)	(4,720)	(24,579)
Return of investments in unconsolidated joint ventures	1,967	11,432	12,410
Net cash used in investing activities	(52,961)	(503,295)	(570,803)

Cash flows from financing activities
Proceeds from borrowings	—	260,000	597,200
Repayments of borrowings	—	(80,000)	(777,200)
Payments for debt costs and credit agreement	(1,949)	(545)	(286)
Contributions by noncontrolling interests	7,481	20,656	10,093
Distributions to noncontrolling interests	(51,366)	(18,886)	(42,285)
Purchase of treasury stock	(111,403)	(125,814)	(6,272)
IPO proceeds, net	—	—	536,879
Dividend paid	—	—	(52,093)
Deferred payments for acquisitions	(2,934)	—	—
Net cash (used in) provided by financing activities	(160,171)	55,411	266,036
Effect of exchange rate changes	1,235	(1,699)	(1,294)
Net (decrease) increase in cash, cash equivalents and restricted cash	53,132	(164,949)	(85,821)

Cash, cash equivalents and restricted cash
Beginning of year	393,012	446,144	281,195
End of year	$446,144	$281,195	$195,374

Cash paid during the year for
Interest	$12,905	$16,805	$23,254
Income taxes (net of refunds)	14,364	17,054	60,477

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

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

Stock Dividend

On April 15, 2019, the board of directors of the Company declared a common stock dividend in a ratio of two shares of common stock for every one share of common stock then held by the Company’s stockholder (the “Stock Dividend”). The record date of this common Stock Dividend was May 7, 2019, the day immediately prior to the consummation of the Company’s IPO on May 8, 2019, and the payment date of the Stock Dividend was May 8, 2019. Purchasers of the Company’s common stock in the Company’s public offering were not entitled to receive any portion of the Stock Dividend.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Parsons Corporation and its subsidiaries and affiliates which it controls. Interests in joint ventures that are controlled by the Company, or for which the Company is otherwise deemed to be the primary beneficiary, are consolidated. For joint ventures in which the Company does not have a controlling interest, but exerts significant influence, the Company applies the equity method of accounting. Intercompany accounts and transactions are eliminated in consolidation.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

Fiscal Year

The Company reports results of operations based on a calendar year end date of December 31 starting in 2018. Prior to 2018, the Company reported results of operations based on a 52- or 53-week periods ending the last Friday on or before December 31. For 2017, this date was December 29, 2017, and 2017 was comprised of 52 weeks.

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. The Company’s most significant estimates and judgments involve revenue recognition with respect to the determination of the costs to complete contracts and transaction price; determination of self-insurance reserves; valuation of the Company’s fair value of common stock prior to the conclusion of the 180-day lock-up period on November 3, 2019; useful lives of property and equipment and intangible assets; calculation of allowance for doubtful accounts; valuation of deferred income tax assets and uncertain tax positions, among others.

ESOP

The Company maintains a non-leveraged ESOP for eligible employees, for which the Company contributes shares of its own stock to the ESOP trust each year. Shares held by the ESOP or committed to be contributed to the ESOP were presented as temporary equity at December 31, 2018 as they included a cash redemption feature that was not solely within the Company’s control. At the IPO date, shares held by the ESOP were subject to a 180-day lock-up period. At the conclusion of the 180-day lock-up period ESOP distributions are no longer made in cash.  Shares held by the ESOP have been reclassified from temporary equity to permanent equity at December 31, 2019.

Throughout the year, as employee services are rendered, the Company records compensation expense based on salaries of eligible employees. At each reporting period, the shares held within the ESOP or committed to be contributed to the ESOP are adjusted to their redemption value through an offsetting charge or credit to accumulated deficit.

Treasury Stock

The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. The Company records the reissuance of treasury stock using the first-in, first-out method of accounting. Contributions of 1,790,496 shares, 1,874,988 shares and 1,345,198 shares of common stock were made to the ESOP in fiscal 2017, 2018 and 2019, respectively. In fiscal 2017, 2018 and 2019 the Company repurchased 5,843,211 shares, 5,553,891 shares and 191,331 shares of common stock from the ESOP, respectively, in connection with the redemption of ESOP participants’ interests in the ESOP for $111.4 million, $125.8 million and $6.3 million, respectively.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

Earnings per Share

Basic earnings per common share (“EPS”) is calculated by dividing Net income by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated by dividing net income by adjusted weighted average outstanding shares, assuming conversion of all potentially dilutive securities. Upon contribution to the ESOP, the shares become outstanding and are included within the earnings per share computations.

Revenue Recognition

On December 30, 2017, the Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, and the related ASU’s subsequently issued by the Financial Accounting Standards Board (the “FASB”) (“ASC 606”) using the modified retrospective method. As a result, the Company revised its accounting policy on revenue recognition and the results for reporting periods beginning after December 29, 2017 are presented under ASC 606. In accordance with ASC 606, the Company follows the five-step process in ASC 606 to recognize revenue:

1.	Identify the contract
2.	Identify performance obligations
3.	Determine the transaction price
4.	Allocate the transaction price
5.	Recognize revenue

Contracts—Revenue is derived from long-term contracts with customers whereby the Company provides planning, design, engineering, technical, and construction and program management services. The Company has contracts with the United States federal government that contain provisions requiring compliance with the United States Federal Acquisition Regulation (“FAR”) and the United States Cost Accounting Standards (“CAS”). These regulations are generally applicable to all of the Company’s federal government contracts and are partially or fully incorporated in some local and state agency contracts. Most of the Company’s federal government contracts are subject to termination at the convenience of the client. These contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination.

The Company enters into the following types of contracts with its customers:

Cost-Plus—Under cost-plus contracts, the Company is reimbursed for allowable or otherwise defined costs incurred, plus a fee. The contracts may also include incentives for various performance criteria, including quality, timeliness, safety and cost-effectiveness. In addition, costs are generally subject to review by clients and regulatory audit agencies, and such reviews could result in costs being disputed as nonreimbursable under the terms of the contract.

Time-and-Materials—Under time-and-materials contracts, hourly billing rates are negotiated and charged to clients based on the actual time spent on a project. In certain cases, these contracts may be subject to maximum contract values. In addition, clients reimburse actual out-of-pocket costs for materials and other direct incidental expenditures that are incurred in connection with the performance under the contract.

Fixed-Price—The Company enters into two types of fixed-price contracts: firm fixed-price (“FFP”) and fixed-price per unit (“FPPU”). Under FFP contracts, clients pay an agreed fixed-amount negotiated in advance for a specified scope of work.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

Contract Costs—Contract costs consist of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs). All contract costs are recorded as incurred. Changes to estimated contract costs, either due to unexpected events or revisions to management’s initial estimates, for a given project are recognized in the period in which they are determined as estimated at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client, generate or enhance resources that will be used in satisfying performance obligations in the future and directly relate to an existing or anticipated contract. Costs to mobilize equipment and labor to a job site, prior to substantive work beginning (“mobilization costs”) are capitalized as incurred and amortized over the expected duration of the contract. Additionally, the Company may incur incremental costs to obtain certain contracts, such as selling and market costs, bid and proposal costs, sales commissions, and legal fees, certain of which can be capitalized if they are recoverable under the contract. Capitalized contract costs are included in other current assets on the consolidated balance sheets and were not material as of December 31, 2018 and December 31, 2019.

Performance Obligations—A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. To the extent a contract is deemed to have multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. The Company determines the relative standalone selling price utilizing observable prices for the sale of the underlying goods or services. Contracts are considered to have a single performance obligation if the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts or is not distinct in the context of the contract, which is mainly because the Company provides a significant service of integrating a complex set of tasks and components into a single project or capability. Engineering and construction contracts are generally accounted for as a single performance obligation while our engineering and construction supervision contracts are accounted for as two separate performance obligations. When providing construction supervision services, the Company is not liable for the construction of the asset, but has an overall responsibility to oversee, coordinate, measure, and evaluate the quality of construction work and the performance of the construction contractor on behalf of the customer.  Customers are generally billed as the Company satisfies its performance obligations and payment terms typically range from 30 to 120 days from the invoice date. Billings under certain fixed-price contracts may be based upon the achievement of specified milestones, while some arrangements may require advance customer payment. The Company’s contracts generally do not include a significant financing component.

Variable Consideration—The transaction price for the Company’s contracts may include variable consideration, which includes increases to transaction price for approved and unpriced change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. The Company estimates variable consideration for a performance obligation utilizing one of the two prescribed methods, depending on which method better predicts the amount of consideration to which the Company will be entitled (or the amount the Company expects to incur in the case of liquidated damages). Such methods are: (a) the expected value method, whereby the amount of variable consideration to be recognized represents the sum of probability weighted amounts in a range of possible consideration amounts, and (b) the most likely amount method, whereby the amount of variable consideration to be recognized represents the single most likely amount in a range of possible consideration amounts. When applying these methods, the Company considers all information that is reasonably available, including historical, current and estimates of future performance. The expected value method is utilized in situations where a contract contains a large number of possible outcomes, while the most likely amount method is utilized in situations where a contract has only two possible outcomes.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

The Company includes variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of anticipated performance and all information (historical, current and forecasted) that is reasonably available. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis.

Change Orders—Change orders, which are a normal and recurring part of business, may include changes in specifications or design, manner of performance, facilities, equipment, materials, sites and period of completion of the work. The Company or customer may initiate change orders. Most change orders are not distinct from the existing contract and are accounted for as part of that existing contract. The effect of a change order on the transaction price and measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenues (either as an increase in or a reduction of revenues) on a cumulative catch-up basis. Revenues from unpriced change orders are recognized to the extent of the amounts the Company expects to recover, consistent with the variable consideration policy discussed above. If it is probable that a reversal of revenues will occur, the costs attributable to change orders are treated as contract costs without incremental revenues. To the extent change orders included in the price are not resolved in the Company’s favor, there could be reductions in, or reversals of previously reported amounts of, revenues and profits, and charges against current earnings, which could be material.

Claims Revenue—Claims are amounts in excess of agreed contract prices that the Company seeks to collect from clients or others for customer-caused delays, errors in specifications and designs, contract terminations, change orders that are in dispute, or other causes of unanticipated additional contract costs, including factors outside of our control, and therefore the Company believes it is entitled to additional compensation. Claims revenue, when recorded, is only recorded to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company includes certain claims in the transaction price when the claims are legally enforceable, the Company considers collection to be probable and believes it can reliably estimate the ultimate value. The Company continues to engage in negotiations with its customers on outstanding claims. However, these claims may be resolved at amounts that differ from current estimates, which could result in increases or decreases in future estimated contract profits or losses.

Warranties—In most cases, contracts include assurance-type warranties that the Company’s performance is free from material defect and consistent with the specifications of the Company’s contracts, which do not give rise to a separate performance obligation. To the extent the warranty terms provide the customer with an additional service, such as extended maintenance services, such warranty is accounted for as a separate performance obligation.

Revenue recognized over time—The Company’s performance obligations are generally satisfied over time as work progresses because of continuous transfer of control to the customer and the Company has the right to bill the customer as costs are incurred. Typically, revenue is recognized over time using an input measure (i.e.’ costs incurred to date relative to total estimated costs at completion) to measure progress. The Company generally uses the cost-to-cost measure of progress method because it best depicts the transfer of control to the customer which occurs as the Company incurs costs on its contracts. Under the cost-to-cost measure of progress method, the extent of progress towards completion is measured based on the ratio of total costs incurred to-date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Any expected losses on construction-type contracts in progress are charged to earnings, in total, in the period the losses are identified. The Company recognizes adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. If at any

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the period it is identified.

Right to invoice practical expedient—For performance obligations satisfied over time where the Company has a right to consideration from a customer in an amount that corresponds directly with the value of the Company’s performance to-date, the Company recognizes revenue in the amount to which it has a right to invoice. For the Company’s reimbursable services contracts, revenue is recognized using the right to invoice practical expedient, or on a cost-to-cost measure of progress method. The Company will select the method that best represents progress on a project.

Revenue recognized at a point in time—For performance obligations satisfied at a point in time, revenue is recognized when the services are performed, control is transferred, and the performance obligation is complete. The Company recognizes revenue at a point in time for vehicle inspection services. Revenue related to the inspection service is recognized for each vehicle inspection at the point the Company has completed the inspection.

In the Company’s industry, recognition of profit on long-term contracts requires the use of assumptions and estimates related to total contract revenue, total cost at completion, and the measurement of progress towards completion. Estimates are continually evaluated as work progresses and are revised when necessary. When a change in estimate is determined to have an impact on contract profit, the Company records a positive or negative adjustment to the consolidated statements of income.

Refer to the Recently Adopted Accounting Pronouncements for discussion of the differences between the current revenue recognition criteria under ASC 606 and the Company’s previous recognition practices under ASC 605, Revenue Recognition.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of less than three months to be cash equivalents. Cash equivalent investments are carried at cost, which approximates fair value, and consist primarily of United States Treasuries, time deposits, and other forms of short-term fixed income investments.

Restricted Cash and Investments

Restricted cash and investments held in trust accounts represent collateral for certain incentive programs.

Accounts Receivable, Net

Accounts receivable includes billed and unbilled amounts and are recognized in the period when the Company’s rights to receive consideration are unconditional.

The Company establishes an allowance for doubtful accounts based on the assessment of the clients’ ability to pay. In addition to such allowances, there are often items in dispute or being negotiated that may require us to make an estimate as to the ultimate outcome. Past due receivable balances are written off when internal collection efforts have been unsuccessful in collecting the amounts due.

Contract Assets and Contract Liabilities

In connection with the adoption of ASC 606 on December 30, 2017, the Company revised its policy related to contract assets and contract liabilities.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

Projects with performance obligations recognized over time that have revenue recognized to-date in excess of cumulative billings and unbilled accounts receivable are reported on our consolidated balance sheets as “Contract assets”. Contract retentions, included in contract assets, represent amounts withheld by clients, in accordance with underlying contract terms, until certain conditions are met or the project is completed. The operating cycle for certain long-term contracts may extend beyond one year, and, accordingly, collection of retainage on those contracts may extend beyond one year. Contract assets are reclassified to accounts receivable when the right to consideration becomes unconditional.

Contract liabilities on uncompleted contracts represent the excess of cash collected from clients and billings to clients on contracts in advance of work performed over the amount of revenue recognized and provisions for losses. The majority of these amounts are expected to be earned within 12 months and are classified as current liabilities.

Refer to the Recently Adopted Accounting Pronouncements for further discussion of the impact of adopting ASC 606.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivables. The Company’s cash is primarily held with major banks and financial institutions throughout the world. At times, cash balances may be in excess of the amount insured.

The Company is involved in a significant volume of contracts with the United States federal government and state and local governments. Approximately 36%, 42% and 48% of consolidated revenues for the years ended December 29, 2017, December 31, 2018 and December 31, 2019, respectively, and approximately 29% and 18% of accounts receivable as of December 31, 2018 and December 31, 2019, respectively, were derived from contracts with the United States federal government. No other customers represented 10% or more of consolidated revenues or accounts receivable in any of the periods presented.

In order to mitigate the credit risk associated with customers, the Company performs periodic credit evaluations of its customers’ financial condition.

Property and Equipment

Property and equipment are stated at cost and are shown net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation of leasehold improvements is computed using the straight-line method over the shorter of their estimated useful lives or the remaining term of the lease.

The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts, and any gain or loss thereon is included in net income. Expenditures for maintenance and repairs are expensed as incurred. Property and equipment are reviewed for impairment when events or circumstances change that indicate they may not be recoverable. Impairment losses are recognized when estimated future cash flows expected to result from the use of the assets and their eventual disposition are less than their carrying amount, in which case the asset is written down to its fair value.

Leases

  The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets and current and long-term operating lease liabilities in the consolidated balance sheets. Finance leases are included in other noncurrent assets, accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

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

We have lease agreements with lease and non-lease components where the lease consideration is allocated between the components based on relative standalone prices.  For real property leases, allocations of lease consideration between lease and non-lease components are immaterial. For certain equipment leases, such as vehicles, we account for the lease and non-lease components as a single lease component. Additionally, for certain equipment leases, we apply a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

Equity-Based Compensation

The Company measures the value of services received from employees and directors in exchange for an equity-based award based on the grant date fair value.  The Company issues equity-based awards that settle in either cash or shares of the Company’s common stock. Cash settled awards are subsequently remeasured to an updated fair value at each reporting period until the award is settled. Awards containing performance measures are adjusted at each reporting period for the number of shares expected to be earned.  Compensation cost for cash settled and performance awards are trued-up at each reporting period for changes in fair value and expected shares pro-rated for the portion of the requisite service period rendered.  The Company recognizes compensation costs for these awards on either a straight-line or accelerated basis over the vesting period of the award in indirect, general and administrative expense in the consolidated statements of income.

Business Combinations

The Company accounts for business combinations using the acquisition method, under which the purchase price of an acquired company is allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their fair values at the date of acquisition. Any excess of purchase price over the fair value of tangible and intangible assets acquired and liabilities assumed is allocated to goodwill. The determination of fair values of assets acquired and liabilities assumed requires the Company to make estimates and use valuation techniques when a market value is not readily available. The Company adjusts the preliminary purchase price allocation, as necessary, during the measurement period of up to one year after the acquisition closing date as the Company obtains more information as to facts and circumstances existing at the acquisition date. Acquisition-related costs are recognized separate from the acquisition and are expensed as incurred.

Consolidation of Joint Ventures and Variable Interest Entities

The Company participates in joint ventures, which include partnerships and partially owned limited liability corporations, to bid, negotiate and complete specific projects. The Company is required to consolidate these joint ventures if it holds the majority voting interest or if the joint venture is determined to be a variable interest entity (“VIE”) for which the Company is the primary beneficiary, as described below.

A VIE is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support; (b) as a group, the holders of the equity investment at risk lack the ability to make certain decisions, the obligation to absorb expected losses or the right to receive expected residual returns; or (c) an equity investor has voting rights that are disproportionate to its economic interest and substantially all of the entity’s activities

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

are on behalf of the investor with disproportionately low voting rights. The Company’s VIEs may be funded through contributions, loans and/or advances from the joint venture partners or by advances and/or letters of credit provided by clients. Certain VIEs are directly governed, managed, operated and administered by the joint venture partners. Others have no employees and, although these entities own and hold the contracts with the clients, the services required by the contracts are typically performed by the joint venture partners or by other subcontractors.

The Company is considered the primary beneficiary and required to consolidate a VIE if it has the power to direct the activities that most significantly impact that VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits of that VIE that could potentially be significant to the VIE. In determining whether the Company is the primary beneficiary, significant assumptions and judgments include the following: (1) identifying the significant activities and the parties that have the power to direct them; (2) reviewing the governing board composition and participation ratio; (3) determining the equity, profit and loss ratio; (4) determining the management-sharing ratio; (5) reviewing employment terms, including which joint venture partner provides the project manager; and (6) reviewing the funding and operating agreements. Examples of significant activities currently being performed by the Company’s significant consolidated and unconsolidated joint ventures include engineering and design services; management consulting services; procurement and construction services; program management; construction management; and operations and maintenance services. If the Company determines that the power to direct the significant activities is shared by two or more joint venture parties, then there is no primary beneficiary and no party consolidates the VIE. In making the shared-power determination, the Company analyzes the key contractual terms, governance, related party and de facto agency as they are defined in the accounting standard, and other arrangements.

Goodwill

In 2019, the Company changed the date of its annual goodwill impairment testing from November 30 to October 1. This change is results in better alignment of the Company's annual impairment test with the Company’s annual budgeting cycle and provides a more reliable measurement using the Company’s interim closing processes.  The change had no effect on the Company’s financial statements for the current or historical periods.

The Company performs an additional review at year end to address the interim period.

For purposes of impairment testing, goodwill is allocated to the applicable reporting units based on the current reporting structure. The Company’s reporting units are operating segments or components of operating segments where discrete financial information is available and segment management regularly reviews the operating results. When evaluating goodwill for impairment, the Company may decide to first perform a qualitative assessment, or “step zero” impairment test, to determine whether it is more likely than not that impairment has occurred. If the Company does not perform a qualitative assessment, or if the Company determines that it is not more likely than not that the fair value of its reporting units exceeds their carrying amounts, the Company performs a quantitative assessment and calculates the estimated fair value of the respective reporting unit. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in the amount the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

The Company’s decision to perform a qualitative impairment assessment in a given year is influenced by a number of factors, including the significance of the excess of the Company’s estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments, and the date of its acquisitions, if any.

Intangible Assets

Intangible assets with finite lives arise from business acquisitions and are amortized based on the period over which the contractual or economic benefit of the intangible assets are expected to be realized or on a straight-line basis over the useful lives of the underlying assets, ranging from one to ten years.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

These primarily consist of customer relationships, developed technology, backlog, and covenants not to compete. When indicators of a potential impairment exist, the Company assesses the recoverability of the unamortized balance of its intangible assets by first comparing undiscounted expected cash flows associated with the asset, or the asset group they are part of, to its carrying value. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the intangible assets would be recognized as an impairment loss.

Income Taxes

Income taxes are accounted for under the asset and liability method. This approach requires the recognition of deferred tax liabilities and assets to reflect the tax effects of temporary differences between the financial statement carrying amounts and tax bases of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are evaluated for future realization and valuation allowances are established when, in our opinion, it is more likely than not that all or some portion of the asset will not be realized.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements on a particular tax position are measured based on the largest benefit that is greater than 50 percent likely of being realized. The amount of unrecognized tax benefits (“UTB”) is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. The Company recognizes both accrued interest and penalties, where appropriate, related to UTBs in income tax expense.

Foreign Currency Translation

The Company’s reporting currency is the U.S. Dollar. The functional currency of the Company’s foreign entities is typically the currency of the primary environment in which they operate. For foreign entities whose functional currency is not the U.S. dollar, the assets and liabilities are translated based on exchange rates in effect at the balance sheet date, while the income and expense accounts are translated using the average exchange rates during the period. Translation gains or losses, net of income tax effects, are reflected in accumulated other comprehensive income on the consolidated balance sheets. Transaction gains and losses due to movements in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated are recognized as “Other income (expense), net” in the Company’s consolidated statements of income.

Self-Insurance

The Company typically utilizes third-party insurance subject to varying retention levels or self-insurance. The Company is self-insured for a portion of the losses and liabilities primarily associated with workers’ compensation, general, professional, automobile, employee matters, certain medical plans, and project-specific liability claims. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions, as provided by an independent actuary. The estimate of self-insurance liability includes an estimate of incurred but not reported claims, based on data compiled from historical experience.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

Recently Adopted Accounting Pronouncements

The Company adopted ASC 606 on December 30, 2017, using the modified retrospective method, which provides for a cumulative effect adjustment to beginning 2018 accumulated deficit for those uncompleted contracts impacted by the adoption of the new standard. For contracts that were modified before the beginning of the earliest reporting period presented in accordance with ASC 606, the Company has not retrospectively restated the contract for those modifications. The Company instead reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price. The core principle of ASC 606 is that revenue will be recognized when promised goods or services are transferred to customers in an amount that reflects consideration for which entitlement is expected in exchange for those goods or services.

Additionally, the Company began to separately present contract assets and liabilities on the consolidated balance sheets. Contract assets include amounts due under contractual retainage provisions as well as revenue recognized to date in excess of cumulative billings and unconditional unbilled accounts receivable that were previously presented as unbilled accounts receivable. Contract liabilities include billings in excess of costs and estimated earnings as well as provisions for losses that were previously separately presented. The difference between the recognition criteria under ASC 606 and the Company’s previous recognition practices under the revenue recognition guidance, ASC Topic 605-35, was recognized through a cumulative effect adjustment that was made to the opening balance of accumulated deficit as of December 30, 2017. Consistent with the modified retrospective transition approach, the comparative fiscal 2017 period was not adjusted to conform to the fiscal 2018 and 2019 presentation.

The cumulative effect of adopting ASC 606 was primarily due to combining certain deliverables that were previously considered separate deliverables into a single performance obligation and the transition of certain cost-type contracts into the cost-to-cost measure of progress method.

The cumulative effect adjustment was an increase to accumulated deficit of $4.7 million as of December 30, 2017 as well as the following cumulative effect adjustments:

•	An increase to contract assets of $2.5 million;
•	An increase to deferred tax assets of $0.1 million;
•	An increase to contract liabilities of $7.2 million; and
•	An increase to non-controlling interests of $0.1 million.

 In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”, which is a new standard related to leases intended to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets obtained in exchange for lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

The Company adopted this new standard under the modified retrospective transition approach without adjusting comparative periods in the financial statements, as allowed under Topic 842, and implemented internal controls and key system functionality to enable the preparation of financial information on adoption.

The standard had a material impact on the Company’s consolidated balance sheets but did not have an impact on the consolidated statements of income and cash flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while accounting for finance leases remained substantially unchanged.

As a result of the adoption, the Company recorded a cumulative-effect adjustment to retained earnings of $52.6 million, net of deferred tax asset adjustment of $0.7 million, representing the unamortized portion of a deferred gain previously recorded as a sale-leaseback transaction associated with the sale of an office building in 2011. The Company concluded the transaction resulted in the transfer of control of the office building to the buyer-lessor at market terms and would have qualified as a sale under Topic 842 with gain recognition in the period the sale was recognized.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements. The amendments in this ASU clarify certain aspects of the guidance related to: reporting comprehensive income, debt modification and extinguishment, income taxes related to stock compensation, income taxes related to business combinations, derivatives and hedging, fair value measurements, brokers and dealers liabilities, and plan accounting. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has adopted this ASU on a prospective basis in the first quarter of 2019 and has determined there to be no impact on its financial statements and related disclosures.

Effective January 1, 2019, the Company adopted ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” under which the Company did not elect to reclassify the income tax effects stranded in accumulated other comprehensive income to retained earnings as a result of the enactment of comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act.  As a result, there was no impact on the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” and issued subsequent amendments to the initial guidance within ASU 2019-04 and ASU 2019-05. The amendments in ASU 2016-13 replace the incurred loss impairment methodology in current practice with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. ASU 2016-13 and its amendments are effective for interim and annual reporting periods beginning after December 15, 2019. This standard will be effective for the Company’s interim and annual periods beginning with the first quarter of fiscal 2020.  Management continues to assess the impact of adopting ASU 2016-13 and does not believe it will have a material effect on the company’s financial position, results of operations and cash flows.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 was issued as a means to reduce the complexity of accounting for income taxes for those entities that fall within the scope of the accounting standard. The guidance is to be applied using a prospective method, excluding amendments related to franchise taxes, which should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is evaluating the impact of ASU 2019-12 on its consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

3.	Acquisitions

Williams Electric

On October 6, 2017, the Company completed the acquisition of Williams Electric Company, Inc., a specialty contractor delivering global control system integration and energy infrastructure solutions to U.S. Government customers. The total consideration for this acquisition, net of cash received, was approximately $25.7 million, which we paid in cash at closing.

Polaris Alpha

On May 31, 2018, the Company acquired a 100% ownership interest in Polaris Alpha, a privately-owned, advanced technology-focused provider of innovative mission solutions for complex defense, intelligence, and security customers, as well as other U.S. federal government customers, for $489.1 million paid in cash. The Company borrowed $260 million under the Credit Agreement, as described in “Note 12—Debt and Credit Facilities”, to partially fund the acquisition. In connection with this acquisition, the Company recognized $6.2 million of acquisition-related expenses in “Indirect, general and administrative expense” in the consolidated statements of income for the year ended December 31, 2018, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition. Polaris Alpha enhances the Company’s artificial intelligence and data analytics expertise with new technologies and solutions. Customers of both companies will benefit from existing, complementary technologies and increased scale, enabling end-to-end solutions under the shared vision of rapid prototyping and agile development. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Polaris Alpha
Cash and cash equivalents	$7,914
Accounts receivable	29,688
Contract assets	35,229
Prepaid expenses and other current assets	9,295
Property and equipment	9,024
Goodwill	243,471
Intangible assets	199,520
Other noncurrent assets	2,203
Accounts payable	(13,942)
Accrued expenses and other current liabilities	(26,419)
Contract liabilities	(3,529)
Deferred tax liabilities	(2,231)
Other long-term liabilities	(1,146)
Net assets acquired	$489,077

Of the total purchase price, the following values were assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Developed technology	$84,900	4
Customer relationships	76,000	8
Backlog	34,900	2
Trade name	3,600	1
Leases	120	6

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

Amortization expense of $30.3 million and $54.5 million related to these intangible assets was recorded for the years ended December 31, 2018 and December 31, 2019, respectively. The entire value of goodwill of $243.5 million was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill of $50.1 million is deductible for tax purposes.

The amount of revenue generated by Polaris Alpha since the acquisition and included within consolidated revenues for 2018 is $227.3 million. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information (Unaudited)

Supplemental information on an unaudited pro forma basis, as if the acquisition closed as of the beginning of the fiscal year ended December 29, 2017 as follows (in thousands):

	2017	2018
	(unaudited)	(unaudited)
Pro forma Revenue	$3,361,626	$3,713,804
Pro forma Net Income including noncontrolling interest	58,356	225,861

The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflects the pro forma impact of additional amortization related to the fair value of acquired intangible assets, the pro forma impact of reflecting acquisition costs, which consisted of legal, advisory and due diligence fees and expenses, and the additional pro forma interest expense related to the borrowings under the credit agreement as of the assumed acquisition date. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been consummated during the periods for which pro forma information is presented.

OGSystems

On January 7, 2019, the Company acquired a 100% ownership interest in OGSystems, a privately-owned company, for $292.4 million paid in cash. OGSystems provides geospatial intelligence, big data analytics and threat mitigation for defense and intelligence customers.  The Company borrowed $110 million under the Credit Agreement and $150 million on a short-term loan, as described in “Note 12—Debt and Credit Facilities,” to partially fund the acquisition. In connection with this acquisition, the Company recognized $5.4 million of acquisition-related expenses in “Indirect, general and administrative expense” in the consolidated statements of income for the year ended December 31, 2019, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition. OGSystems enhances the Company’s artificial intelligence and data analytics expertise with new technologies and solutions. Customers of both companies will benefit from existing, complementary technologies and increased scale, enabling end-to-end solutions under the shared vision of rapid prototyping and agile development.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on the purchase price allocation as of the date of acquisition (in thousands):

Amount
Cash and cash equivalents	$5,772
Accounts receivable	9,904
Contract assets	9,747
Prepaid expenses and other current assets	4,307
Property and equipment	4,085
Right of use assets, operating leases	8,826
Goodwill	183,540
Intangible assets	92,300
Other noncurrent assets	10
Accounts payable	(5,450)
Accrued expenses and other current liabilities	(7,147)
Contract liabilities	(1,300)
Short-term lease liabilities, operating leases	(805)
Income tax payable	(1,178)
Deferred tax liabilities	(1,195)
Long-term lease liabilities, operating leases	(8,021)
Other long-term liabilities	(1,015)
Net assets acquired	$292,380

Of the total purchase price, the following values were assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships	$57,100	5
Backlog	27,700	3
Trade name	3,800	2
Non-compete agreements	2,400	3
Developed technologies	$1,300	3

Amortization expense of $23.8 million related to these intangible assets was recorded for the year ended December 31, 2019. The entire value of goodwill of $183.5 million was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill of $16 million is deductible for tax purposes.

The amount of revenue generated by OGSystems since the acquisition and included within consolidated revenues for year ended December 31, 2019 is $143.4 million. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the OGSystems acquisition had been consummated as of the beginning of fiscal year 2018 (December 30, 2017) (in thousands) is as follows:

	2018	2019
	(unaudited)	(unaudited)
Pro forma Revenue	$3,676,894	$3,956,767
Pro forma Net Income including noncontrolling interests	205,961	134,046

The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflects the pro forma impact of additional amortization related to the fair value of acquired intangible assets, the pro forma impact of reflecting acquisition costs, which consisted of legal, advisory and due diligence fees and expenses, and the additional pro forma interest expense related to the borrowings under the credit agreement as of the assumed acquisition date. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been consummated during the periods for which pro forma information is presented.

QRC Technologies

On July 31, 2019 the Company acquired a 100% ownership interest in QRC Technologies (“QRC”), a privately-owned company, for $214.1 million in cash.  QRC provides design and development of open-architecture radio-frequency products.  The Company borrowed $140.0 million under the Revolving Credit Facility to partially fund the transaction. In connection with this acquisition, the Company recognized $4.9 million of acquisition-related expenses in “Indirect, general and administrative expense” in the consolidated statements of income for the year ended December 31, 2019, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition. QRC is an agile, disruptive product company that specializes in radio frequency spectrum survey, record and playback; signals intelligence; and electronic warfare missions. QRC complements our existing portfolio, increases our presence in the high-growth markets of spectrum awareness and surveillance, adds critical intellectual property that complements and expands our available capabilities for the Special Operations and Intelligence Communities.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on the preliminary purchase price allocation as of the date of acquisition (in thousands):

Amount
Cash and cash equivalents	$5,925
Accounts receivable	5,587
Prepaid expenses and other current assets	5,727
Property and equipment	1,205
Right of use assets, operating leases	5,228
Goodwill	125,091
Intangible assets	76,200
Accounts payable	(1,567)
Accrued expenses and other current liabilities	(4,025)
Short-term lease liabilities, operating leases	(545)
Long-term lease liabilities, operating leases	(4,683)
Net assets acquired	$214,143

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

Of the total purchase price, the following values were assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships	$49,800	12
Developed technologies	21,800	3 to 5
In-process research and development	1,800	3 to 5
Non-compete agreements	1,200	4
Trade name	800	2
Backlog	800	1

The Company is still in the process of finalizing its valuation of the net assets acquired.

Amortization expense of $5.7 million related to these intangible assets was recorded for the year ended December 31, 2019. The entire value of goodwill of $125.1 million was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill in its entirety is deductible for tax purposes.

The amount of revenue generated by QRC since the acquisition and included within consolidated revenues for the year ended December 31, 2019 is $11.2 million. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the QRC Technologies acquisition had been consummated as of the beginning of fiscal year 2018 (December 30, 2017) (in thousands) is as follows:

	2018	2019
	(unaudited)	(unaudited)
Pro forma Revenue	$3,596,920	$3,976,361
Pro forma Net Income	221,930	138,692

The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflects the pro forma impact of additional amortization related to the fair value of acquired intangible assets, the pro forma impact of reflecting acquisition costs, which consisted of legal, advisory and due diligence fees and expenses, and the additional pro forma interest expense related to the borrowings under the credit agreement as of the assumed acquisition date. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been consummated during the periods for which pro forma information is presented.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

4.	Contracts with Customers

Disaggregation of Revenue

The Company’s contracts contain both fixed price and cost reimbursable components. Contract types are based on the component that represents the majority of the contract. The following table presents revenue disaggregated by contract type (in thousands):

	December 31, 2018	December 31, 2019
Cost plus	$1,473,815	$1,705,832
Time-and-Materials	961,759	1,074,037
Fixed price	1,124,934	1,174,943
Total	$3,560,508	$3,954,812

Refer to “Note 21—Segment Information” for the Company’s revenues by business lines.

Contract Assets and Contract Liabilities

Contract assets and contract liabilities balances at December 31, 2018 and December 31, 2019 were as follows (in thousands):

	December 31, 2018	December 31, 2019	$ change	% change
Contract assets	$515,319	$575,089	$59,770	11.60%
Contract liabilities	208,576	230,681	22,105	10.60%
Net contract assets (liabilities)(1)	$306,743	$344,408	$37,665	12.28%

(1)

Total contract retentions included in net contract assets (liabilities) were $89.6 million as of December 31, 2018. Total contract retentions included in net contract assets (liabilities) were $85.5 million as of December 31, 2019, of which $41.7 million are not expected to be paid in fiscal 2020. Contract assets at December 31, 2018 and December 31, 2019 include approximately $47.1 million and $73.0 million, respectively, related to unapproved change orders, claims, and requests for equitable adjustment. For the years ended December 31, 2018 and December 31, 2019, no material losses were recognized related to the collectability of claims, unapproved change orders, and requests for equitable adjustment.

During the years ended December 31, 2018 and December 31, 2019, the Company recognized revenue of approximately $168.6 million and $129.9 million, respectively that was included in the corresponding contract liability balance at December 29, 2017 and December 31, 2018, respectively. The change in contract assets and contract liabilities was the result of normal business activity and not significantly impacted by other factors, except as follows:

	December 31, 2018	December 31, 2019
Acquired contract assets	$35,229	$9,747
Acquired contract liabilities	3,529	1,300
Change in the estimate of variable consideration	—	12,166
Reversal of provision for contract losses(1)	$133,180	$—

(1)	Reversal of provision for contract losses of $133.2 million, of which $55.1 million was recorded as an increase in revenue with the remainder recorded as other income.

There was no significant impairment of contract assets recognized during the years ended December 31, 2018 and December 31, 2019.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

Revisions in estimates, such as changes in estimated claims or incentives, related to performance obligations partially satisfied in previous periods that individually had an impact of $5 million or more on revenue resulted in an increase in revenue of $12.1 million for the year ended December 31, 2019, and no impact for the year ended December 31, 2018.

Accounts Receivable, Net

Accounts receivable, net consisted of the following as of December 31, 2018 and December 31, 2019 (in thousands):

	2018	2019
Billed	$538,808	$494,366
Unbilled	135,180	218,959
Total accounts receivable, gross	673,988	713,325
Allowance for doubtful accounts	(50,702)	(41,833)
Total accounts receivable, net	$623,286	$671,492

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

Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations (“RUPO”) as of December 31, 2019 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had $5.0 billion in RUPO as of December 31, 2019.

RUPO will increase with awards of new contracts and decrease as the Company performs work and recognizes revenue on existing contracts. Projects are included within RUPO at such time the project is awarded and agreement on contract terms has been reached. The difference between RUPO and backlog relates to unexercised option years that are included within backlog and the value of Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts included in backlog for which task orders have not been issued.

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

The Company expects to satisfy its RUPO as of December 31, 2019 over the following periods (in thousands):

	Within One Year	Within One to Two Years	Thereafter
Federal Solutions	$1,207,900	$451,278	$176,103
Critical Infrastructure	1,634,625	632,273	859,966
Total RUPO	$2,842,525	$1,083,551	$1,036,069

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

5.	Leases

The Company has operating and finance leases for corporate and project office spaces, vehicles, heavy machinery and office equipment. Our leases have remaining lease terms of one year to 11 years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases up to the seventh year. As of December 31, 2019, assets recorded under finance leases were $2.4 million and accumulated depreciation associated with finance leases was $0.7 million.

The components of lease costs for the year ended December 31, 2019 are as follows (in thousands):

2019
Operating lease cost	$70,112
Short-term lease cost	11,988
Amortization of right-of-use assets	746
Interest on lease liabilities	77
Sublease income	(3,620)
Total lease cost	$79,303

Supplemental cash flow information related to leases for the year ended December 31, 2019 is as follows (in thousands):

2019
Operating cash flows for operating leases	$62,714
Operating cash flows for financing activities	77
Financing cash flows from finance leases	863
Right-of-use assets obtained in exchange for new operating lease liabilities	299,503
Right-of-use assets obtained in exchange for new finance lease liabilities	$3,124

Supplemental balance sheet and other information related to leases as of December 31, 2019 is as follows (in thousands):

2019
Operating Leases:
Right-of-use assets	$233,415
Lease liabilities:
Current	$49,994
Long-term	203,624
Total operating lease liabilities	$253,618
Finance Leases:
Other noncurrent assets	$2,377
Accrued expenses and other current liabilities	$1,075
Other long-term liabilities	$1,202

Weighted Average Remaining Lease Term:
Operating leases	6 years
Finance leases	3 years
Weighted Average Discount Rate:
Operating leases	4.0%
Finance leases	4.5%

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

As of December 31, 2019, the Company has additional operating leases, primarily for office spaces, that have not yet commenced of $9.9 million. These operating leases will commence in 2020 with lease terms of 5 years to 7 years.

A maturity analysis of the future undiscounted cash flows associated with the Company’s operating and finance lease liabilities as of December 31, 2019 is as follows (in thousands):

	Operating Leases	Finance Leases
2020	$58,412	$1,152
2021	54,491	870
2022	48,454	326
2023	41,424	48
2024	30,945	—
Thereafter	49,727	—
Total lease payments	283,453	2,396
Less: imputed interest	(29,835)	(119)
Total present value of lease liabilities	$253,618	$2,277

Rental expense for the years ended December 29, 2017, December 31, 2018 and December 31, 2019 was $73.3 million, $79.8 million and $ 82.1 million, respectively, and is recorded in “Indirect, general and administrative expenses” in the consolidated statements of income.

6.	Equity-Based Compensation

The Company issues stock-based awards through the Shareholder Value Plan, Long-Term Growth Plan, Restricted Award Plan, and Incentive Award Plan.  Through these plans the Company may issue stock options (including incentive and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, an “other” stock or cash-based awards, or a dividend equivalent award.  The compensation expense for these awards is recorded in Indirect, general and administrative expenses” in the Company’s consolidated financial statements.

Stock-based compensation expense was $18.8 million, $16.3 million and $49.0 million for the years ended December 29, 2017, December 31, 2018 and December 31, 2019, respectively, net of recognized tax benefits of $0.2 million, $0.2 million and $16.7 million for the years ended 2017, 2018 and 2019, respectively. The tax benefit realized related to awards vested during the years ended 2017, 2018, and 2019 was $0.1 million, $0.2 million and $3.3 million, respectively.  We recognize forfeitures as they occur.

With the adoption of the Incentive Award Plan on April 15, 2019, the Company has discontinued issuing awards under the other plans described above.  Outstanding awards granted out of the discontinued plans will continue to vest and will settle in cash.

At December 31, 2019, the amount of compensation cost relating to non-vested awards not yet recognized in the consolidated financial statements is $16.5 million. The majority of these unrecognized compensation costs will be recognized by the 3rd quarter of fiscal 2020.

As discussed in “Note 1—Description of Operations”, the Company consummated its IPO on May 8, 2019.  Subsequent to the IPO, the fair value of a share of the Company’s common stock is based on quoted prices on the NYSE.  Please see “Note 19—Fair Value of Financial Instruments” for a description of how the fair value of a share of the Company’s common stock was determined prior to the IPO.

Stock Appreciation Rights

Stock Appreciation Rights (“SARs”) were issued under the Shareholder Value Plan (“SVP”).  Outstanding awards provide a cash incentive based on the increase in the Company’s share price over a three-year period, multiplied by a number of phantom share units. If at the end of a performance cycle the

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

Company’s share price has not increased, then no award payment will be made. The awards issued under the SVP are time-vested cash-settled SARs. The SARs vest at the end of three years and expense is recognized on an accelerated basis over the vesting period.  The grant date fair value of the award is determined by using the Black-Scholes option-pricing model.  SARs are remeasured, using the Black-Scholes option-pricing model, to an updated fair value at each reporting period until the award is settled.  The fair value of the grant on the vesting date is determined based on the 60-trading day weighted average closing price of the Company’s common stock on the NYSE. Compensation cost is trued-up at each reporting period for changes in fair value pro-rated for the portion of the requisite service period rendered.

The following table presents the assumptions used in the Black-Scholes option-pricing model for SARs outstanding at the year-end measurement date:

December 31, 2019
Dividend yield	0.0%
Expected volatility	31.0%
Risk-free interest rate	1.6%
Expected term	1.0

The following table presents the number of SARs granted, vested, and forfeited for the years ended December 29, 2017, December 31, 2018, and December 31, 2019:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at December 30, 2016	3,170,565	$3.00
Granted	2,096,439	$3.00
Vested	(1,573,998)	$3.00
Forfeited	(297,631)	$3.00
Unvested at December 29, 2017	3,395,375	$3.00
Granted	1,708,746	$3.00
Vested	(1,322,805)	$3.00
Forfeited	(364,662)	$3.00
Unvested at December 31, 2018	3,416,654	$3.00
Granted	—	$—
Vested	(1,547,142)	$3.00
Forfeited	(391,884)	$3.00
Unvested at December 31, 2019	1,477,628	$3.00

Long-Term Growth Units

Long-Term Growth Units awards were issued under the Long-Term Growth Plan.  Outstanding awards provide a cash incentive based on performance conditions.  The grant date fair value of the award is based on fair value of the Company’s common stock on the grant day.  These awards vest at the end of three years and expense is recognized on an accelerated basis over the vesting period subject to the probability of meeting the performance requirements and adjusted for the number of shares expected to be earned.  Awards are remeasured to an updated fair value at each reporting period until the award is settled.  The updated fair value is based on the 60-trading day weighted average closing price of the Company’s common stock on the NYSE on the last day of the reporting period.  Compensation cost is trued-up at each reporting period for changes in fair value and expected shares pro-rated for the portion of the requisite service period rendered.

The following table presents the number of Long-Term Growth Units granted, vested, and forfeited (at target shares) for the years ended December 29, 2017, December 31, 2018, and December 31, 2019:

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at December 30, 2016	331,986	$19.65
Granted	174,270	$20.33
Vested	(176,781)	$19.33
Forfeited	(21,594)	$20.09
Unvested at December 29, 2017	307,881	$20.18
Granted	144,777	$22.67
Vested	(136,221)	$20.00
Forfeited	(16,656)	$20.27
Unvested at December 31, 2018	299,781	$20.23
Granted	—	$—
Vested	(137,760)	$20.33
Forfeited	(34,584)	$21.50
Unvested at December 31, 2019	127,437	$21.45

Restricted Award Units

Restricted Award Units awards were issued under the Restricted Award Plan.  Outstanding awards provide a cash incentive based on the fair value of the Company’s common stock on the vesting date.  The grant date fair value of the award is based on the fair value of the Company’s common stock on the grant date.  These awards vest and expense is recognized on an accelerated basis over the respective vesting periods.  Awards are remeasured to an updated fair value at each reporting period until the award is settled.  The updated fair value is based on the 60-trading day weighted average closing price of the Company’s common stock on the NYSE on the last day of the reporting period.  Compensation cost is trued-up at each reporting period for changes in fair value pro-rated for the portion of the requisite service period rendered.

The following table presents the number of Restricted Award Units granted, vested, and forfeited for the years ended December 29, 2017, December 31, 2018, and December 31, 2019:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at December 30, 2016	534,355	$19.85
Granted	306,843	$20.33
Vested	(135,982)	$19.53
Forfeited	(45,771)	$19.90
Unvested at December 29, 2017	659,445	$20.14
Granted	262,140	$22.67
Vested	(264,408)	$20.00
Forfeited	(67,827)	$20.34
Unvested at December 31, 2018	589,350	$21.31
Granted	—	$—
Vested	(281,805)	$20.33
Forfeited	(58,101)	$21.31
Unvested at December 31, 2019	249,444	$22.40

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

The following table presents the amount paid for cash settled awards, by award type, for the years ended December 29, 2017, December 31, 2018, and December 31, 2019 (in thousands):

	December 29, 2017	December 31, 2018	December 31, 2019
Stock Appreciation Rights	$170	$4,576	$5,261
Long-Term Growth	8,246	1,095	1,108
Restricted Award Units	2,635	4,439	5,537
Total	$11,051	$10,110	$11,906

Restricted Stock Units

Restricted Stock Units awards are issued under the Incentive Award Plan and are settled by the issuance of the Company’s common stock.  Outstanding awards have been granted based on either service or service and performance conditions.  The fair value of the award is based on the closing price of the Company’s common stock on the grant date. Awards vest over three-year periods, either annually or cliff. Expense is recognized on an accelerated basis for awards with service conditions only and on a straight-line basis for awards that include performance conditions.  Expense recognition of awards with performance criteria are subject to the probability of meeting the performance conditions and adjusted for the number of shares expected to be earned.  Compensation cost for awards with performance conditions are trued-up at each reporting period for changes in the expected shares pro-rated for the portion of the requisite service period rendered.

The following table presents the number of shares of restricted stock units granted (at target shares for awards with performance conditions) for the year ended December 31, 2019:

	December 31, 2019	Weighted Average Grant-Date Fair Value
Restricted Stock Units (service condition)	270,544	$34.11
Restricted Stock Units (service and performance condition)	327,675	$34.02

The number of units granted for awards with performance conditions in the above table is based on performance against the target amount. The number of shares ultimately issued, which could be greater or less than target, will be based on achieving specific performance conditions related to the awards.

The following table presents the number and weighted average grant-date fair value of restricted stock units (at target shares for awards with performance conditions) at December 31, 2019:

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2018	-	$-
Granted	598,219	34.06
Vested	(74,704)	34.02
Forfeited	(16,875)	34.02
Outstanding at December 31, 2019	506,640	$34.07

For the year ended December 31, 2019, 74,704 shares of restricted stock units were issued, and 27,962 shares of common stock related to employee statutory income tax withholding were retired.

The following table presents the number of shares of restricted stock outstanding (at target shares for awards with performance conditions) at December 31, 2019:

	December 31, 2019	Weighted Average Grant-Date Fair Value
Restricted Stock Units (service condition)	189,090	$34.15
Restricted Stock Units (service and performance condition)	317,550	$34.02

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

7.	Goodwill

The following table summarizes the changes in the carrying value of goodwill by reporting segment for fiscal years ended December 31, 2018 and December 31, 2019 (in thousands):

	December 29, 2017	Acquisitions	Foreign Exchange	December 31, 2018
Federal Solutions	$422,439	$244,402	$—	$666,841
Critical Infrastructure	74,347	—	(4,250)	70,097
Total	$496,786	$244,402	$(4,250)	$736,938

	December 31 , 2018	Acquisitions	Foreign Exchange	December 31, 2019
Federal Solutions	$666,841	$308,564	$—	$975,405
Critical Infrastructure	70,097	—	1,923	72,020
Total	$736,938	$308,564	$1,923	$1,047,425

 For the years ended December 31, 2018 and December 31, 2019, the Company performed a quantitative analysis for all reporting units. It was determined that the fair value of all reporting units exceeded their carrying values. As a result, no goodwill impairments were identified for those periods.

8.	Intangible Assets

The gross amount and accumulated amortization of acquired identifiable intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets were as follows (in thousands except for years):

	December 31, 2018			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (in years)
Backlog	$80,754	$(58,295)	$22,459	$109,255	$(87,510)	$21,745	3
Customer relationships	121,629	(38,974)	82,655	228,529	(67,809)	160,720	7
Leases	670	(561)	109	670	(580)	90	5
Developed technology	87,839	(15,174)	72,665	110,939	(40,749)	70,190	4
Trade name	3,600	(2,100)	1,500	8,200	(5,667)	2,533	1
Non-compete agreements	—	—	—	3,600	(925)	2,675	3
In process research and development	—	—	—	1,800	—	1,800	n/a
Other intangibles	—	—	—	275	(170)	105	10
Total intangible assets	$294,492	$(115,104)	$179,388	$463,268	$(203,410)	$259,858

         The aggregate amortization expense of intangible assets was $5.6 million, $37.4 million and $88.3 million for the years ended December 29, 2017, December 31, 2018 and December 31, 2019, respectively.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

Estimated amortization expense in each of the next five years and beyond is as follows (in thousands):

2020	$86,574
2021	81,591
2022	36,100
2023	23,549
2024	9,098
Thereafter	21,146
$258,058

9.	Property and Equipment, Net

Property and equipment consisted of the following at December 31, 2018 and December 31, 2019 (in thousands):

	2018	2019	Useful lives (years)
Building and leasehold improvements	$54,348	$81,065	1-15
Furniture and equipment	81,705	91,720	3-10
Computer systems and equipment	148,255	164,161	3-10
Construction equipment	12,074	11,765	5-7
	296,382	348,711
Less: Accumulated depreciation	(204,533)	(225,960)
Property and equipment, net	$91,849	$122,751

Depreciation expense of $29.4 million, $32.4 million and $37.3 million was recorded for the years ended December 29, 2017, December 31, 2018 and December 31, 2019, respectively.

10.	Sale-Leasebacks

During fiscal 2011, the Company consummated two sale-leaseback transactions associated with the sale of two office buildings from which the Company recognized a total gain in the consolidated statements of income of $106.7 million and a total deferred gain of $107.8 million. The current and long-term portion of the deferred gain had been recorded in “Accrued expenses and other current liabilities” and “Deferred gain resulting from sale-leaseback transactions” on the consolidated balance sheet as of December 31, 2018, respectively, and was being recognized ratably over the minimum lease terms to which they relate, as an offset to rental expense in “Indirect, general and administrative expenses” in the consolidated statements of income.  Amortization of the deferred gain was $7.3 million for each of the years ended December 29, 2017 and December 31, 2018.

The deferred gain balance of $53.3 million as of December 31, 2018 was recognized as an adjustment to beginning accumulated deficit, net of a deferred tax asset adjustment of $0.7 million, during January 2019 in connection with the adoption of the new leasing standard. See “Note 5—Leases”.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

11.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at December 31, 2018 and December 31, 2019 (in thousands):

	2018	2019
Salaries and wages	$50,991	$46,685
Employee benefits	214,008	259,081
Self-insurance liability	29,682	29,997
Project cost accruals	183,362	217,729
Other accrued expenses	81,657	86,371
Total accrued expenses and other current liabilities	$559,700	$639,863

12.	Debt and Credit Facilities

Long-term debt consisted of the following at December 31, 2018 and December 31, 2019 (in thousands):

	2018	2019
Revolving credit facility	$180,000	$—
Senior notes	250,000	250,000
Debt issuance costs	(836)	(647)
Long-term debt	$429,164	$249,353

In November 2017, the Company entered into an amended and restated Credit Agreement. The Company incurred approximately $2.0 million of costs in connection with this amendment. Under the agreement, the Company’s revolving credit facility was increased from $500 million to $550 million and the term of the agreement was extended through November 2022. The borrowings under the Credit Agreement bear interest, at the Company’s option, at either the Base Rate (as defined in the Credit Agreement), plus an applicable margin, or LIBOR plus an applicable margin. The applicable margin for Base Rate loans is a range of 0.125% to 1.00% and the applicable margin for LIBOR loans is a range of 1.125% to 2.00%, both based on the leverage ratio of the Company at the end of each fiscal quarter. The rates at December 31, 2018 and December 31, 2019 were 4.253% and 3.02%, respectively. Borrowings under this Credit Agreement are guaranteed by certain of the Company’s operating subsidiaries. Letters of credit commitments outstanding under this agreement aggregated approximately $49.8 million and $43.7 million at December 31, 2018 and December 31, 2019, respectively, which reduced borrowing limits available to the Company.

On July 1, 2014, the Company finalized a private placement whereby the Company raised an aggregate amount of $250.0 million in debt repayable as follows (in thousands):

Tranche	Debt Amount	Maturity Date	Interest Rate
Senior Note, Series A	$50,000	July 15, 2021	4.44%
Senior Note, Series B	100,000	July 15, 2024	4.98%
Senior Note, Series C	60,000	July 15, 2026	5.13%
Senior Note, Series D	40,000	July 15, 2029	5.38%

The Company incurred approximately $1.1 million of debt issuance costs in connection with the private placement. On August 10, 2018, the Company finalized an amended and restated intercreditor agreement related to this private placement to more closely align certain covenants and definitions with the terms under the 2017 amended and restated Credit Agreement and incurred approximately $0.5 million of additional issuance costs. These costs are presented as a direct deduction from the debt on the face of the balance sheet.  Interest expense related to the Senior Notes approximated

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

$12.4 million for the years ended December 29, 2017, December 31, 2018 and December 31, 2019. The amortization of debt issuance costs and interest expense are recorded in “Interest expense” on the consolidated statements of income. The Company made interest payments related to the Senior Notes of approximately $12.4 million during the periods ended December 29, 2017, December 31, 2018 and December 31, 2019. Interest payable of approximately $5.7 million is recorded in “Accrued expenses and other current liabilities” on the consolidated balance sheets at December 31, 2018 and December 31, 2019, respectively, related to the Senior Notes.

The Credit Agreement and private placement includes various covenants, including restrictions on indebtedness, liens, acquisitions, investments or dispositions, payment of dividends and maintenance of certain financial ratios and conditions. The Company was in compliance with these covenants at December 31, 2018 and December 31, 2019.

During the year ended December 31, 2019, the Company’s term loan of $150 million was paid off.

The Company also has in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated approximately $223.0 million and $197.3 million at December 31, 2018 and December 31, 2019, respectively.

Using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, and risk profile, the Company has determined that the fair value (Level 2; see “Note 19—Fair Value of Financial Instruments” below) of its debt approximates the carrying value.

Amortization of debt issuance costs for all of the Company’s debt and credit facilities for the years ended December 29, 2017, December 31, 2018 and December 31, 2019 was $0.5 million, $0.7 million and $1.0 million, respectively.

13.	Other Long-term Liabilities

Other long-term liabilities consisted of the following at December 31, 2018 and December 31, 2019 (in thousands):

	2018	2019
Self-insurance liability	$99,813	$102,521
Deferred rent	15,966	—
Reserve for uncertain tax positions	9,890	14,427
Finance lease obligations	935	1,202
Other long-term liabilities	1,259	7,554
Total other long-term liabilities	$127,863	$125,704

Refer to “Note 14—Income Taxes” for further discussion of the Company’s reconciliation of the beginning and ending balances of uncertain tax positions.

14.	Income Taxes

Historically, the Company had elected to be taxed under the provisions of Subchapter “S” of the Internal Revenue Code for federal tax purposes. As a result, income was not subject to U.S. federal income taxes or state income taxes in those states where the “S” Corporation status is recognized. Therefore, previously, no provision or liability for federal or state income tax had been provided in the consolidated financial statements except for those states where the “S” Corporation status was not recognized, or where states imposed a tax on “S” Corporations.  The provision for income tax in the

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

historical periods prior to the IPO consists of these state taxes and taxes from certain foreign jurisdictions where the Company is subject to tax.

In connection with the Company’s IPO on May 8, 2019, the “S” Corporation status was terminated, and the Company is now treated as a “C” Corporation under the Internal Revenue Code. The termination of the “S” Corporation status was treated as a change in tax status for Accounting Standards Codification 740, Income Taxes. These rules require that the deferred tax effects of a change in tax status to be recorded to income from continuing operations on the date the “S” Corporation status terminates.  The termination of the “S” Corporation election has had a material impact on the Company’s results of operations, financial condition, and cash flows as reflected in the December 31, 2019 consolidated financial statements. Income tax expense decreased in fiscal 2019 primarily due to a tax benefit recorded for the revaluation of our deferred tax assets and liabilities as a result of our conversion from “S” Corporation to a “C” Corporation. Going forward, the effective tax rate will increase, and net income will decrease as compared to the Company’s “S” Corporation tax years, since the Company is now subject to both U.S. federal and state corporate income taxes on its earnings.

The US government enacted comprehensive tax legislation on December 22, 2017, which is commonly referred to as the Tax Cuts and Jobs Act ("TCJA"). The TCJA significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The TCJA also repealed the deduction for domestic production activities, limited the deductibility of certain executive compensation, and implemented a modified territorial tax system with the introduction of the Global Intangible Low-Taxed Income (“GILTI”) tax rules. The TCJA also imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries. As a Subchapter “S” corporation the TCJA had a limited effect on the Company’s 2018 effective tax rate. The Company calculated that as a “C” corporation in 2019, the provisions of TCJA, except for the statutory rate, did not have a material impact on the income tax provision.   Under GAAP, the Company is allowed to make an accounting policy election of either: (i) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost ” method); or (ii) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred” method).   For taxable income inclusions due to the GILTI tax rules, the Company has elected the period cost method and has included the impact in the estimated annual effective tax rate as of December 31, 2019.

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

The following table presents the components of our income from continuing operations before income taxes (in thousands):

	2017	2018	2019
United States earnings	$85,913	$205,418	$6,762
Foreign earnings	47,088	54,385	60,480
	$133,001	$259,803	$67,242

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

The income tax expense (benefit) attributable to income from continuing operations for the years ended December 29, 2017, December 31, 2018 and December 31, 2019 consists of the following (in thousands):

	2017	2018	2019
Current
Federal	$-	$-	$22,865
State	1,579	1,536	$10,428
Foreign	14,482	20,253	20,159
Total current income tax expense	16,061	21,789	53,452
Deferred
Federal	—	—	(97,299)
State	(569)	2,329	(27,432)
Foreign	5,972	(3,751)	1,393
Total deferred tax expense (benefit)	5,403	(1,422)	(123,338)
Total income tax expense (benefit)	$21,464	$20,367	$(69,886)

Income tax expense (benefit) was different from the amount computed by applying the United States federal statutory rate to pre-tax income from continuing operations as a result of the following (in thousands):

	2017		2018		2019
Income before income tax expense (benefit)	$133,001		$259,803		$67,242
Tax at federal statutory tax rate	46,550	35%	54,559	21%	14,121	21%
S- corporation exclusion	(25,109)	(19)%	(39,539)	(15)%	(4,875)	(7)%
State taxes, net of federal tax benefit	1,010	1%	3,865	1%	3,223	5%
Change in tax status	—	—	—	—	(93,878)	(140)%
Change in valuation allowance	1,438	1%	(2,215)	(1)%	4,502	7%
Change in uncertain tax positions	(34)	0%	629	0%	4,118	6%
Foreign tax rate differential	(907)	(1)%	4,168	2%	4,886	7%
Foreign tax credits	—	—	—	—	(1,313)	(2)%
Transaction costs	—	—	—	—	1,052	1%
Other permanent items, net	—	—	—	—	1,182	2%
Noncontrolling interests	(4,960)	(4)%	(3,599)	(1)%	(2,282)	(3)%
Other, net	3,476	3%	2,499	1%	(622)	(1)%
Total income tax expense (benefit)	$21,464	16%	$20,367	8%	$(69,886)	(104)%

The effective tax rate in 2019 decreased to (104%) from 8% in 2018.  During fiscal 2019, the Company recorded $93.9 million of deferred tax benefit related to the remeasurement of its U.S. deferred tax assets and liabilities due to the change in tax status from an S Corporation to a C Corporation. This is subject to change based upon additional analysis performed with the filing of the return. The $93.9 million was recorded net of a $6.3 million charge for a valuation allowance primarily related to foreign tax credits. This tax benefit was partially offset by the impact in the percentage of pre-tax earnings subject to taxation as a result of our conversion from “S” Corporation to a “C” Corporation.

The effective tax rate for the year ended December 31, 2019 differs from the federal statutory tax rate primarily due to the impact of the change in tax status from “S” Corporation to “C” Corporation, change in uncertain tax positions, jurisdictional mix of income, and change in valuation allowance. The effective tax rate for 2017 and 2018 differs from the federal statutory rate primarily as a result of the “S” Corporation status.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

The components of deferred tax assets and liabilities consists of the following at December 31, 2018 and December 31, 2019 (in thousands):

	2018	2019
Deferred tax assets
Project and non-project reserves	$2,326	$34,225
Employee compensation and benefits	1,609	59,624
Revenue and cost recognition	—	33,588
Insurance accruals	962	19,204
Net operating losses	14,855	16,400
Lease liabilities	205	68,447
Tax credit carryforwards	377	8,969
Other	2,240	3,318
Valuation allowance	(6,668)	(17,358)
Total deferred tax assets	15,906	226,417
Deferred tax liabilities
Intangible assets	(2,529)	(29,543)
Right of use assets	—	(63,032)
Revenue and cost recognition	(10,570)	—
Other	(3,367)	(13,063)
Total deferred tax liabilities	(16,466)	(105,638)
Net deferred tax (liability) asset	$(560)	$120,779

The Company assesses the realizability of its deferred tax assets each reporting period through an analysis of potential sources of taxable income, including prior year taxable income available to absorb a carryback of tax losses, reversals of existing taxable temporary differences, tax planning strategies, and forecasts of taxable income. The Company considers all negative and positive evidence, including the weight of the evidence, to determine if valuation allowance against deferred tax assets are required. A valuation allowance is recorded against deferred tax assets to reflect the amount of deferred tax assets that is determined to be more-likely-than-not to be realized.

The tax cost, net of applicable credits, have been provided on the undistributed earnings of the Company’s foreign subsidiaries.  The Company does not assert any earnings to be permanently reinvested.

As of December 31, 2018, and December 31, 2019, the Company’s valuation allowance against deferred tax assets is $6.7 million and $17.4 million, respectively. This valuation allowance represents the portion of deferred tax assets primarily related to foreign net operating loss carryforwards, foreign tax credit carryforwards and capital loss carryforwards for which the Company has determined are not more-likely-than-not to be realized. From December 31, 2018 to December 31, 2019, the Company’s valuation allowance increased by $10.7 million.  Of this increase, $8.1 million relates to deferred tax assets recorded for foreign tax credit carryforwards.  Due to the change in tax status, the Company determined it was more beneficial to claim foreign tax credits than foreign tax deductions. However, the valuation allowance is generated because the Company does not and will not have sufficient foreign source income to support the foreign tax credit carryforwards.

As of December 31, 2019, the Company had net operating loss carryforwards (“NOLs”) of $29.7 million, $28.2 million, and $41.5 million for U.S. Federal, U.S. states, and foreign jurisdictions, respectively. The utilization of the U.S. federal and U.S. state NOLs are subject to certain annual limitations.  Of these amounts, $29.7 million, $26.6 million and $35.5 million in U.S. federal, U.S. states and foreign jurisdictions, respectively, do not expire. The remaining amounts of NOLs in U.S. states and in foreign jurisdictions will expire if not used between 2020 and 2040.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

As of December 31, 2019, the Company has foreign tax credit carryforwards of $8.5 million. The Company has provided a valuation allowance of $8.5 million as the Company considers that these credits will not be realized. These foreign tax credits start expiring in the year 2029.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction, various U.S. states, and foreign jurisdictions. The Company is subject to examination by tax authorities in several jurisdictions, including major jurisdictions such as Canada, Mexico, Qatar, Saudi Arabia and the United States.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows (in thousands):

	2017	2018	2019
Beginning of year	$7,827	$7,137	$7,845
Increases—current year tax positions	1,134	1,094	7,531
Increases—prior year tax positions	319	1,301	1,379
Decreases—prior year tax positions	(1,629)	(1,656)	(991)
Settlements	(361)	—	(124)
Lapse of statute of limitations	(153)	(31)	(114)
End of year	$7,137	$7,845	$15,526

At December 31, 2018, and December 31, 2019, there are $9.9 million and $13.9 million of unrecognized tax benefits that if recognized would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as part of its income tax expense. During the years ended December 31, 2018 and December 31, 2019, the Company recognized approximately $0.1 million and $1.3 million, respectively, in interest and penalties.  The amount of interest and penalties accrued was $1.9 million, $2.0 million, and $3.4 million for 2017, 2018, and 2019, respectively.

As of December 31, 2019, the Company’s U.S. federal income tax returns for tax years 2016 and forward remain subject to examination.  U.S. states and foreign income tax returns remain subject to examination based on varying local statutes of limitations.

The Company does not anticipate a material change within twelve months as a result of concluding various tax audits and closing tax years.  Although the Company believes its reserves for its tax positions are reasonable, the final outcome of tax examination could be materially different, both favorably and unfavorably.  It is reasonably possible that these examinations may conclude in the next 12 months and that the unrecognized tax benefits the Company has recorded in relation to these tax years may change compared to the liabilities recorded for these periods. However, it is not currently possible to estimate the amount, if any, of such change.

15.	Contingencies

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

policies.  Management judgment is required to determine the outcome and the estimated amount of a loss related to such matters. Management believes that there are no claims or assessments outstanding which would materially affect the consolidated results of operations or the Company’s financial position.

 On or about March 1, 2017, the Peninsula Corridor Joint Powers Board, or the JPB, filed a lawsuit against Parsons Transportation Group, Inc., or PTG, in the Superior Court of California, County of San Mateo, in connection with a positive train control project on which PTG was engaged prior to termination of its contract by the JPB. PTG had previously filed a lawsuit against the JPB for breach of contract and wrongful termination. The JPB seeks damages in excess of $100.0 million, which the Company is currently disputing. In addition to filing a complaint for breach of contract and wrongful termination, the Company has denied the allegations raised by the JPB and, accordingly, filed affirmative defenses. The Company is currently defending against the JPB’s claims and the parties are still engaged in discovery. The Company also has a professional liability insurance policy to the extent the JPB proves any errors or omissions occurred. At this time, the Company is unable to determine the probability of the outcome of the litigation or determine a potential range of loss, if any. The Company has also filed a third-party claim against a subcontractor for indemnification in connection with this matter.

In September 2015, a former Parsons employee filed an action in the United States District Court for the Northern District of Alabama against us as a qui tam relator on behalf of the United States (the “Relator”) alleging violation of the False Claims Act. The United States government did not intervene in this matter as it is allowed to do so under the statute. The Company filed a motion to dismiss the lawsuit on the grounds that the Relator did not meet the applicable statute of limitations. The District Court granted the motion to dismiss. The Relator’s attorney appealed the decision to the United States Court of Appeals of the Eleventh Circuit, which ultimately ruled in favor of the Relator, and the Company petitioned the United States Supreme Court to review the decision. The Supreme Court reviewed the decision and accepted the position of the Relator.  The case was thus remanded to the United States District Court for the Northern District of Alabama.  The defendants, including Parsons, will file appropriate pleadings opposing the allegations.   At this time, the Company is unable to determine the probability of the outcome of the litigation or determine a potential range of loss, if any.

On or about October 4, 2019, LBH Engineers, LLC (“LBH”) filed a lawsuit against Parsons, PTG, and various other parties in the US District Court of for the Northern District of Georgia, in connection with an alleged infringement of LBH’s patent. LBH seeks damages and costs incurred by LBH, a post-judgment royalty, treble damages if the infringement is found to be willful, among other damages, which the Company and the other defendants are currently disputing. At this time, the Company is unable to determine the probability of the outcome of the litigation or determine a potential range of loss, if any.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

16.	Retirement and Other Benefit Plans

The Company’s principal retirement benefit plan is the ESOP, a stock bonus plan, established in 1975 to cover eligible employees of the Company and certain affiliated companies. Contributions of treasury stock to ESOP are made annually in amounts determined by the Company’s board of directors and are held in trust for the sole benefit of the participants. Shares allocated to a participant’s account are fully vested after six years of credited service, or in the event(s) of reaching age 65, death or disability while an active employee of the Company. As of December 31, 2018, all 78,172,809 outstanding shares of the Company’s common stock were held by the ESOP and recorded at their redemption value of $1.9 billion.  As of December 31, 2019, the total shares of the Company’s common stock outstanding were 100,669,694, of which 78,896,806 were held by the ESOP.

A participant’s interest in their ESOP account is redeemable upon certain events, including retirement, death, termination due to permanent disability, a severe financial hardship following termination of employment, certain conflicts of interest following termination of employment, or the exercise of diversification rights.  Prior to the IPO, participants’ interests were redeemable in cash based on share prices established by the ESOP Trustee. Subsequent to the IPO and during the 180-day lock-up period, participants’ interests were redeemable in cash based on quoted prices of a share of the Company’s common stock on the NYSE.  Subsequent to the 180-day lock-up period, distributions from the ESOP of participants’ interests are made in the Company’s common stock based on quoted prices of a share of the Company’s common stock on the NYSE.  A participant will be able to sell such shares of common stock in the market, subject to any requirements of the federal securities laws.

Prior to the end of the 180-day lock-up period. under the terms of the ESOP plan, for participants who held shares that were not readily tradeable, the Company was obligated to redeem eligible participants’ interests in their ESOP accounts for cash upon an employee’s election.  At December 31, 2018, the Company presented all shares held by the ESOP as temporary equity on the consolidated balance sheet at redemption value as they included a cash redemption feature that was not solely within the Company’s control.  At the conclusion of the 180-day lock-up period ESOP distributions are no longer made in cash and are now made in shares of the Company’s common stock.  At December 31, 2019, shares held by the ESOP have been reclassified from temporary equity to permanent equity on the consolidated balance sheet.

Total ESOP contribution expense was approximately $40.6 million, $45.2 million and $55.5 million for the years ended December 29, 2017, December 31, 2018 and December 31, 2019, respectively, and is recorded in “Direct costs of contracts” and “Indirect, general and administrative expense” in the consolidated statements of income (loss).

At December 31, 2018 and December 31, 2019, 78,172,809 shares and 78,896,806 shares of the Company’s stock were held by the ESOP, respectively, which were recorded at redemption value of $1.9 billion at December 31, 2018 and within permanent equity post lock-up period at December 31, 2019.  On April 3, 2019, the board of directors of the Company declared a cash dividend to the Company’s sole existing shareholder at that time, the ESOP, in the amount of $2.00 per share, or $52.1 million in the aggregate (the “IPO Dividend”). The IPO Dividend was paid on May 10, 2019. On April 15, 2019, the board of directors of the Company declared the Stock Dividend in a ratio of two shares of common stock for every one share of common stock then held by the Company’s shareholder. The record date of the Stock Dividend was May 7, 2019, the day immediately prior to the consummation of the Company’s IPO on May 8, 2019, and the payment date of the Stock Dividend was May 8, 2019. Purchasers of the Company’s common stock in the Company’s public offering were not entitled to receive any portion of the Stock Dividend. During the years ended December 29, 2017 and December 31, 2018, the Company did not declare any dividends.

The Company also maintains a defined contribution plan (the “401(k) Plan”). Substantially all domestic employees are entitled to participate in the 401(k) Plan, subject to certain minimum requirements. The Company’s contributions to the 401(k) Plan for the years ended December 29, 2017, December 31, 2018 and December 31, 2019 amounted to $15.8 million, $17.1 million and $25.2 million, respectively.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

As part of an acquisition in 2014, the Company acquired a defined contribution pension plan, a defined benefit pension plan, and supplemental retirement plan. For the defined contribution pension plan, the Company contributes a base amount plus an additional amount based upon a predetermined formula. At December 31, 2018 and December 31, 2019, the defined benefit pension plan was in a net asset position of $1.7 million and $2.1 million, respectively, which is recorded in “Other noncurrent assets” on the consolidated balance sheet.

17.	Investments in and Advances to Joint Ventures

The Company participates in joint ventures to bid, negotiate and complete specific projects. The Company is required to consolidate these joint ventures if it holds the majority voting interest or if the Company meets the criteria under the consolidation model, as described below.

The Company performs an analysis to determine whether its variable interests give the Company a controlling financial interest in a VIE for which the Company is the primary beneficiary and should, therefore, be consolidated. Such analysis requires the Company to assess whether it has the power to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

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

Letters of credit outstanding described in ‘Note 12—Debt and Credit Facilities” that relate to project ventures are approximately $76.8 million and $55.0 million at December 31, 2018 and December 31, 2019, respectively.

In the table below, aggregated financial information relating to the Company’s joint ventures is provided because their nature, risk and reward characteristics are similar. None of the Company’s current joint ventures that meet the characteristics of a VIE are individually significant to the consolidated financial statements.

Consolidated Joint Ventures

The following represents financial information for consolidated joint ventures included in the consolidated financial statements as or and for the years ended December 31, 2018 and December 31, 2019 (in thousands):

	2018	2019
Current assets	$287,227	$255,167
Noncurrent assets	2,689	2,860
Total assets	289,916	258,027
Current liabilities	199,833	193,583
Total liabilities	199,833	193,583
Total joint venture equity	$90,083	$64,444

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

	2017	2018	2019
Revenue	$446,506	$540,345	$473,486
Costs	426,245	376,628	435,947
Net income	$20,261	$163,717	$37,539
Net income attributable to noncontrolling interests	$14,211	$17,099	$16,594

The assets of the consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the Company’s general operations.

2018 includes reversal of a provisions related to a lawsuit against a joint venture in which the Company is the managing partner.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for a description of this matter, which was resolved in favor of the Company on June 13, 2018.

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

The following represents the financial information of the Company’s unconsolidated joint ventures as presented in their unaudited financial statements as or and for the years ended December 31, 2018 and December 31, 2019 (in thousands):

	2018	2019
Current assets	$707,457	$801,335
Noncurrent assets	876,385	564,160
Total assets	1,583,842	1,365,495
Current liabilities	560,306	655,495
Noncurrent liabilities	813,269	507,131
Total liabilities	1,373,575	1,162,626
Total joint venture equity	$210,267	$202,869
Investments in and advances to unconsolidated joint ventures	$63,560	$68,620

	2017	2018	2019
Revenue	$2,114,903	$1,773,037	2,081,341
Costs	1,988,569	1,661,232	1,903,582
Net income	$126,334	$111,805	177,759
Equity in earnings of unconsolidated joint ventures	$40,086	$36,915	41,721

The Company received net distributions from its unconsolidated joint ventures of $31.8 million, $41.9 million and $38.9 million for the years ended December 29, 2017, December 31, 2018 and December 31, 2019, respectively.

18.	Related Party Transactions

The Company often provides services to unconsolidated joint ventures and revenues include amounts related to recovering overhead costs for these services. For the years ended December 29, 2017, December 31, 2018 and December 31, 2019, revenues included $112.1 million, $144.7 million and $157.3 million, respectively, related to services the Company provided to unconsolidated joint ventures.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

For the years ended December 29, 2017, December 31, 2018 and December 31, 2019, the Company incurred approximately $81.8 million, $111.1 million and $119.1 million, respectively, of reimbursable costs. Amounts included in the consolidated balance sheets related to services the Company provided to unconsolidated joint ventures is as follows (in thousands):

	2018	2019
Accounts receivable	$38,742	37,425
Contract assets	2,648	6,955
Contract liabilities	$10,861	4,509

19.	Fair Value of Financial Instruments

The authoritative guidance on fair value measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). At December 31, 2018 and December 31, 2019, the Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable, and other liabilities. The fair values of these financial instruments approximate their carrying values due to their short-term maturities.

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

Level 2

Pricing inputs that include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the derivative instrument; and

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

The following table sets forth assets associated with the pension plan in “Note 16—Retirement and Other Benefits Plans” that are accounted for at fair value by Level within the fair value hierarchy.

Fair value as of December 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Mutual funds	$2,539	$—	$—	$2,539
Fixed income	—	10,168	—	10,168
Cash and cash equivalents	361	—	—	361
	$2,900	$10,168	$—	$13,068

Fair value as of December 31, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Mutual funds	2,987	—	—	2,987
Fixed income	—	10,447	—	10,447
Cash and cash equivalents	334	—	—	334
	3,321	10,447	—	13,768

As described in “Note 16—Retirement and Other Benefits Plans”, the Company acquired a defined contribution pension plan, a defined benefit pension plan, and supplemental retirement plans. At December 31, 2018 and December 31, 2019, the Company measured the mutual funds held within the defined benefit pension plan at fair value using unadjusted quoted prices in active markets that are accessible for identical assets. The Company measured the fixed income securities using market bid and ask prices. The inputs that are significant to the valuation of fixed income securities are generally observable, and therefore have been classified as Level 2.

The following table sets forth redeemable common stock associated with the ESOP in “Note 16—Retirement and Other Benefits Plans” that is accounted for at fair value by Level within the fair value hierarchy.

Fair value as of December 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Redeemable Common Stock	$—	$—	$1,876,309	$1,876,309
	$—	$—	$1,876,309	$1,876,309

As described in “Note 16—Retirement and Other Benefits Plans”, the Company was obligated to redeem eligible participants’ interests in their ESOP accounts for cash upon an employee’s election until the conclusion of the 180-day lock-up period on November 3, 2019. Prior to the conclusion of the 180-day lock-up period, all shares held by the ESOP were redeemable in the future for cash at the option of the holder once vesting and eligibility requirements had been met.  At December 31, 2018, 78,172,809 shares of the Company’s common stock were held by the ESOP which the Company recorded at their redemption values of $1.9 billion and presented as temporary equity on the consolidated balance sheet.  The redemption value was based on a share price established by the ESOP trustee, taking into account, among other things, the advice of a third-party valuation consultant for the ESOP trustee, as well as the ESOP trustee’s knowledge of the Company. The share price valuation was determined using a combination of income- and market-based methods that utilized unobservable Level 3 inputs, including significant assumptions such as forecasted revenue and operating margins, working capital requirements, and weighted average cost of capital. At December 31, 2019, all outstanding shares of common stock are included in permanent equity in the consolidated balance sheet.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) (in thousands):

	2018	2019
Balance at beginning of year	$1,855,305	1,876,309
Purchases of treasury stock	(125,814)	(6,219)
Contributions of treasury stock to ESOP	47,043	—
Share price adjustment	99,775	883,436
Transfer to permanent equity	—	(2,753,526)
Balance at end of year	$1,876,309	—

With respect to equity-based compensation, we estimate the fair value of SARs using the Black-Scholes option-pricing model. Like all option-pricing models, the Black-Scholes option-pricing model requires the use of subjective assumptions, including (i) the expected volatility of the market price of the underlying stock, and (ii) the expected term of the award, among others. Accordingly, changes in assumptions and any subsequent adjustments to those assumptions can cause different fair values to be assigned to SARs. Fair value for cash settled awards (excluding SARs prior to vesting) is determined based on the 60-trading day weighted average closing price of the Company’s common stock on the NYSE at the end of each reporting period and on the vesting date. For restricted stock units containing service conditions or service and performance conditions, fair value is based on the closing stock price of a share of the Company’s common stock on the NYSE on the grant date.

20.	Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding during the period and income available to shareholders.

Diluted EPS is computed similar to basic EPS, except the weighted average number of shares outstanding is increased to include the dilutive effects of outstanding stock options and other stock-based awards. There were no dilutive securities outstanding during 2017 and 2018.

The weighted average number of shares used to compute basic and diluted EPS were (in thousands):

	2017	2018	2019
Basic weighted average number of shares outstanding	83,574	80,014	92,419
Dilutive common share equivalents	—	—	334
Diluted weighted average number of shares outstanding	83,574	80,014	92,753

21.	Segments Information

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

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

The following table summarizes business segment information for the periods presented (in thousands):

	2017	2018	2019
Revenues:
Federal Solutions	$1,079,906	$1,479,007	$1,887,907
Critical Infrastructure	1,937,105	2,081,501	2,066,905
Total revenues	$3,017,011	$3,560,508	$3,954,812

The Company defines Adjusted EBITDA attributable to Parsons Corporation as Adjusted EBITDA excluding Adjusted EBITDA attributable to noncontrolling interests. The Company defines Adjusted EBITDA as net income (loss) attributable to Parsons Corporation, adjusted to include net income (loss) attributable to noncontrolling interests and to exclude interest expense (net of interest income), provision for income taxes, depreciation and amortization and certain other items that are not considered in the evaluation of ongoing operating performance. These other items include net income (loss) attributable to noncontrolling interests, asset impairment charges, income and expense recognized on litigation matters, expenses incurred in connection with acquisitions and other non-recurring transaction costs and expenses related to our prior restructuring. The following table summarizes business segment Adjusted EBITDA and a reconciliation to net income attributable to Parsons Corporation for the periods presented (in thousands):

	2017	2018	2019
Adjusted EBITDA attributable to Parsons Corporation
Federal Solutions	$95,354	$121,986	$169,100
Critical Infrastructure	99,402	106,851	138,851
Adjusted EBITDA attributable to Parsons Corporation	194,756	228,837	307,951
Adjusted EBITDA attributable to noncontrolling interests	14,891	17,407	17,096
Depreciation and amortization	(35,198)	(69,869)	(125,700)
Interest expense, net	(13,333)	(18,132)	(22,429)
Income tax (expense) benefit	(21,464)	(20,367)	69,886
Litigation-related expenses (a)	(10,026)	129,674	—
Amortization of deferred gain resulting from sale-leaseback transactions (b)	7,283	7,253	—
Equity-based compensation (c)	(19,016)	(16,487)	(65,744)
Transaction-related costs (d)	(1,190)	(12,942)	(34,353)
Restructuring (e)	—	—	(3,424)
Other (f)	(5,166)	(5,938)	(6,155)
Net income including noncontrolling interests	$111,537	$239,436	$137,128
Net income attributable to noncontrolling interests	(14,211)	(17,099)	(16,594)
Net income attributable to Parsons Corporation	$97,326	$222,337	$120,534
(a)

Fiscal 2017 reflects post-judgment interest expense recorded in “(Interest and other expense) gain associated with claim on long-term contract” in our results of operations related to a judgment entered against the Company in 2014 in connection with a lawsuit against a joint venture in which

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

the Company is the managing partner.  Fiscal 2018 reflects a reversal of an accrued liability, with $55.1 million recorded to revenue and $74.6 million recorded to other income in our results of operations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for a description of this matter, which was resolved in favor of the Company on June 13, 2018.

(b)	Reflects recognized deferred gains related to sales-leaseback transactions described in “Note 10— Sale-Leasebacks.”
(c)

Reflects equity-based compensation costs primarily related to cash-settled awards.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for a further discussion of these awards.

(c)	Reflects costs incurred in connection with acquisitions, IPO, and other non-recurring transaction costs, primarily fees paid for professional services and employee retention.
(d)	Reflects costs associated with and related to our corporate restructuring initiatives.
(e)	Includes a combination of gain/loss related to sale of fixed assets, software implementation costs, and other individually insignificant items that are non-recurring in nature.

Asset information by segment is not a key measure of performance used by the CODM.

The following table presents revenues and property and equipment, net by geographic area (in thousands):

	2017	2018	2019
Revenues:
North America	$2,374,138	$2,870,494	$3,249,054
Middle East	621,796	671,925	689,067
Rest of World	21,077	18,089	16,691
Total revenues	$3,017,011	$3,560,508	$3,954,812
Property and equipment, net
North America	$80,852	$86,847	$117,606
Middle East	6,726	5,002	5,145
Total property and equipment, net	$87,578	$91,849	$122,751

North America revenue includes $2.1 billion, $2.6 billion and $3.0 billion of United States revenue for the years ended December 29, 2017, December 31, 2018 and December 31, 2019, respectively. North America property and equipment, net includes $76.2 million, $79.9 million and $109.9 million of property and equipment, net in the United States at December 29, 2017, December 31, 2018 and December 31, 2019, respectively.

The geographic location of revenue is determined by the location of the customer.  The prior reporting of revenue by geographic location has been conformed to the current presentation.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

The following table presents revenues by business lines (in thousands):

	2017	2018	2019
Revenues:
Federal Solutions
Cyber & Intelligence	$184,771	$255,447	$351,828
Defense	291,358	431,059	577,109
Mission Solutions	291,933	360,969	317,802
Engineered Systems	311,844	431,532	497,793
Geospatial	—	—	143,375
Federal Solutions revenues	1,079,906	1,479,007	1,887,907

Critical Infrastructure
Connected Communities	602,975	656,513	619,220
Mobility Solutions	1,102,725	1,183,863	1,120,563
Industrial	231,405	241,125	327,122
Critical Infrastructure revenues	1,937,105	2,081,501	2,066,905

Total revenues	$3,017,011	$3,560,508	$3,954,812

Revenue for the year ended December 28, 2018 included $55.1 million related to the settlement of a claim that was resolved in favor of the Company in the Mobility Solutions business line of our Critical Infrastructure segment.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for a description of this matter, which was resolved in favor of the Company on June 13, 2018.  Excluding the claim settlement, revenue for the year ended December 31, 2018 for the Critical Infrastructure segment was $2.0 billion and for the Mobility Solutions revenue business line revenue was $1.1 billion.

22.	Quarterly Information - Unaudited

The following tables present selected quarterly financial information (in thousands except per share data).

	Fiscal Quarter Ended
	March 30, 2018	June 29, 2018(1)	September 28, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Federal Solutions revenue	$291,335	$341,065	$443,725	$402,882	$422,812	$478,497	$486,175	$500,423
Critical Infrastructure revenue	463,344	559,667	532,432	526,058	481,593	511,245	537,102	536,965
Total revenue	754,679	900,732	976,157	928,940	904,405	989,742	1,023,277	1,037,388
Operating income	38,891	86,912	55,113	24,092	23,046	(8,706)	53,449	24,274
Net income attributable to Parsons Corporation	25,287	148,381	41,222	7,447	9,741	40,259	56,812	13,722
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	21,549	33,947	45,556	20,934	40,599	35,700	50,359	42,442
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	25,361	16,929	38,006	26,555	27,676	40,525	33,976	36,674
Adjusted EBITDA attributable to noncontrolling interests	3,920	1,759	5,002	6,726	3,749	(20)	4,655	8,712
Total Adjusted EBITDA (2)	$50,830	$52,635	$88,564	$54,215	$72,024	$76,205	$88,990	$87,828
Earnings per share:
Basic	$0.31	$1.83	$0.52	$0.10	$0.12	$0.44	$0.57	$0.14
Diluted	$0.31	$1.83	$0.52	$0.10	$0.12	$0.44	$0.57	$0.14
(1)

Includes reversal of an accrued liability, with $55.1 million recorded to revenue and 74.6 million recorded to other income in our results of operations related to a lawsuit against a joint venture in which the Company is the managing partner.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for a description of this matter, which was resolved in favor of the Company on June 13, 2018.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2017, December 31, 2018 and December 31, 2019

(2)

The following table presents a reconciliation of net income attributable to Parsons Corporation to Adjusted EBITDA. For more information on our use of Adjusted EBITDA, how we use this metric, why we present this metric and the material limitations on usefulness of this metric, see “Note 21—Segments Information” in the “Other Information” table located in “Selected Consolidated Financial Data”.

	March 30, 2018	June 29, 2018	September 28, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net income attributable to Parsons Corporation	$25,287	$148,381	$41,222	$7,447	$9,741	$40,259	$56,812	$13,722
Interest expense, net	3,258	3,270	5,589	6,015	7,815	6,151	4,482	3,981
Income tax expense (benefit)	5,353	9,019	4,154	1,841	1,886	(53,496)	(15,453)	(2,823)
Depreciation and amortization	9,009	14,048	23,599	23,213	30,591	31,074	31,027	33,008
Net income attributable to noncontrolling interests	3,815	1,657	4,844	6,783	3,645	(114)	4,481	8,582
Litigation related expenses (a)	2,330	(132,004)	-	-	-	-	-	-
Amortization of deferred gain resulting from sale-leaseback transactions (b)	(1,813)	(1,829)	(1,798)	(1,813)	-	-	-	-
Stock-based compensation (c)	3,100	5,049	5,049	3,289	3,850	43,311	(1,657)	20,240
Transaction related costs (d)	125	4,930	2,456	5,431	9,355	7,715	9,891	7,392
Restructuring (e)	-	-	-	-	2,218	353	309	544
Other (f)	366	114	3,449	2,009	2,923	952	(902)	3,182
Adjusted EBITDA	$50,830	$52,635	$88,564	$54,215	$72,024	$76,205	$88,990	$87,828
(a)

Fiscal 2017 reflect the post-judgment interest expense recorded in “(Interest and other expenses associated with claim on long-term contract” in our results of operations related to a lawsuit against a joint venture in which the Company is the managing partner. In fiscal 2018, the Company reversed the accrued liability with an offset of $55.1 million to revenue and $74.6 million to other income.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for a description of this matter, which was resolved in favor of the Company on June 13, 2018

(b)

Reflects amortization of the deferred gain on prior sale-leaseback transactions in fiscal 2011. See “Note 10—Sale-Leasebacks” in the notes to our consolidated financial statements included elsewhere in this prospectus.

(c)

Reflects equity-based compensation costs primarily related to cash-settled awards.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for a further discussion of these awards.

(d)	Reflects costs incurred in connection with acquisitions and other non-recurring transaction costs, including primarily fees paid for professional services and employee retention.
(e)	Reflects costs associated with and related to our corporate restructuring initiatives.
(f)	Includes a combination of gain/loss related to sale of fixed assets, software implementation costs, and other individually insignificant items that are non-recurring in nature.

23.	Subsequent Events

None.

PARSONS CORPORATION AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

Description	Balance at beginning of period	Additions	Deductions	Other and foreign exchange impact	Balance at end of period
2017
Allowance for doubtful accounts	40,368	12,530	(2,730)	2,743	52,911
Valuation allowance on deferred tax assets	7,444	3,456	(2,168)	150	8,882
2018
Allowance for doubtful accounts	52,911	5,254	(6,085)	(1,378)	50,702
Valuation allowance on deferred tax assets	8,882	452	(2,633)	-33	6,668
2019
Allowance for doubtful accounts	50,702	2,794	(10,661)	(1,002)	41,833
Valuation allowance on deferred tax assets	6,668	10,817	(32)	(94)	17,359