Form 10-Q
period 2020-03-31
PARSONS CORP
filed 2020-05-06
CIK 275880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 27, 2020, the registrant had 100,669,694 shares of common stock, $1.00 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents (including $43,227 and $51,171 Cash of consolidated joint ventures)	$119,299	$182,688
Restricted cash and investments	7,423	12,686
Accounts receivable, net (including $202,462 and $166,355 Accounts receivable of consolidated joint ventures, net)	758,225	671,492
Contract assets (including $27,081 and $26,458 Contract assets of consolidated joint ventures)	626,513	575,089
Prepaid expenses and other current assets (including $11,587 and $11,182 Prepaid expenses and other current assets of consolidated joint ventures)	90,512	84,454
Total current assets	1,601,972	1,526,409

Property and equipment, net (including $2,752 and $2,945 Property and equipment of consolidated joint ventures, net)	124,600	122,751
Right of use assets, operating leases	231,269	233,415
Goodwill	1,044,014	1,047,425
Investments in and advances to unconsolidated joint ventures	65,716	68,620
Intangible assets, net	237,028	259,858
Deferred tax assets	124,816	130,401
Other noncurrent assets	59,190	61,489
Total assets	$3,488,605	$3,450,368

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable (including $89,974 and $85,869 Accounts payable of consolidated joint ventures)	$235,381	$216,613
Accrued expenses and other current liabilities (including $90,632 and $74,857 Accrued expenses and other current liabilities of consolidated joint ventures)	625,729	639,863
Contract liabilities (including $39,217 and $32,638 Contract liabilities of consolidated joint ventures)	241,178	230,681
Short-term lease liabilities, operating leases	47,217	49,994
Income taxes payable	1,819	7,231
Total current liabilities	1,151,324	1,144,382
Long-term employee incentives	21,458	56,928
Long-term debt	314,401	249,353
Long-term lease liabilities, operating leases	206,760	203,624
Deferred tax liabilities	9,234	9,621
Other long-term liabilities	118,049	125,704
Total liabilities	1,821,226	1,789,612
Contingencies (Note 12)
Shareholders' equity (deficit):
Common stock, $1 par value; authorized 1,000,000,000 shares; 146,440,701 and 146,440,701 shares issued; 22,271,174 and 21,772,888 public shares outstanding; 78,398,520 and 78,896,806 ESOP shares outstanding	146,441	146,441
Treasury stock, 45,771,008 shares at cost	(934,240)	(934,240)
Additional paid-in capital	2,652,227	2,649,975
Accumulated deficit	(206,052)	(218,025)
Accumulated other comprehensive loss	(23,114)	(14,261)
Total Parsons Corporation shareholders' equity	1,635,262	1,629,890
Noncontrolling interests	32,117	30,866
Total shareholders' equity	1,667,379	1,660,756
Total liabilities, redeemable common stock and shareholders' equity	$3,488,605	$3,450,368

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share information)

(Unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Revenue	$970,993	$904,405
Direct cost of contracts	769,632	714,237
Equity in earnings of unconsolidated joint ventures	6,114	10,397
Indirect, general and administrative expenses	183,774	177,519
Operating income	23,701	23,046
Interest income	228	477
Interest expense	(4,022)	(8,292)
Other income (expense), net	(452)	41
Total other income (expense)	(4,246)	(7,774)
Income before income tax expense	19,455	15,272
Income tax expense	(5,084)	(1,886)
Net income including noncontrolling interests	14,371	13,386
Net income attributable to noncontrolling interests	(1,398)	(3,645)
Net income attributable to Parsons Corporation	$12,973	$9,741
Earnings per share:
Basic	$0.13	$0.12
Diluted	$0.13	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Net income including noncontrolling interests	$14,371	$13,386
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	(8,800)	2,549
Pension adjustments, net of tax	(61)	9
Comprehensive income including noncontrolling interests, net of tax	5,510	15,944
Comprehensive income attributable to noncontrolling interests, net of tax	(1,390)	(3,645)
Comprehensive income attributable to Parsons Corporation, net of tax	$4,120	$12,299

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net income including noncontrolling interests	$14,371	$13,386
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	32,409	30,591
Amortization of debt issue costs	173	244
Gain on disposal of property and equipment	(104)	(27)
Provision for doubtful accounts	-	(279)
Deferred taxes	5,514	1,486
Foreign currency transaction gains and losses	1,383	618
Equity in earnings of unconsolidated joint ventures	(6,114)	(10,397)
Return on investments in unconsolidated joint ventures	6,551	10,794
Stock-based compensation	2,252	-
Contributions of treasury stock	14,871	12,250
Changes in assets and liabilities, net of acquisitions and newly consolidated joint ventures:
Accounts receivable	(91,734)	(17,135)
Contract assets	(52,346)	(46,984)
Prepaid expenses and current assets	(3,766)	(1,424)
Accounts payable	19,788	(28,182)
Accrued expenses and other current liabilities	(24,336)	(24,023)
Contract liabilities	11,416	14,884
Income taxes	(6,212)	(3,645)
Other long-term liabilities	(43,099)	(12,265)
Net cash used in operating activities	(118,983)	(60,108)
Cash flows from investing activities:
Capital expenditures	(12,637)	(11,041)
Proceeds from sale of property and equipment	485	135
Payments for acquisitions, net of cash acquired	-	(287,482)
Investments in unconsolidated joint ventures	(50)	(4,905)
Return of investments in unconsolidated joint ventures	-	2,234
Net cash used in investing activities	(12,202)	(301,059)
Cash flows from financing activities:
Proceeds from borrowings	131,500	290,000
Repayments of borrowings	(66,500)	(60,000)
Payments for debt costs and credit agreement	-	(286)
Contributions by noncontrolling interests	221	708
Distributions to noncontrolling interests	(360)	(18,986)
Purchase of treasury stock	-	(813)
Taxes paid on vested stock	(1,149)	-
Net cash provided by financing activities	63,712	210,623
Effect of exchange rate changes	(1,179)	(182)
Net decrease in cash, cash equivalents, and restricted cash	(68,652)	(150,726)
Cash, cash equivalents and restricted cash:
Beginning of year	195,374	281,195
End of period	$126,722	$130,469

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Three Months Ended March 31, 2020 and March 31, 2019

(In thousands)

(Unaudited)

					Retained	Accumulated	Total
	Redeemable			Additional	Earnings	Other	Parsons
	Common	Common	Treasury	Paid-in	(Accumulated	Comprehensive	Equity	Noncontrolling
	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	(Deficit)	Interests	Total
Balance at December 31, 2019	$-	$146,441	$(934,240)	$2,649,975	$(218,025)	$(14,261)	$1,629,890	$30,866	$1,660,756
Comprehensive income
Net income	-	-	-	-	12,973	-	12,973	1,398	14,371
Foreign currency translation gain, net	-	-	-	-	-	(8,792)	(8,792)	(8)	(8,800)
Pension adjustments, net	-	-	-	-	-	(61)	(61)	-	(61)
Adoption of ASU 2016-13	-	-	-	-	(1,000)	-	(1,000)	-	(1,000)
Contributions	-	-	-	-	-	-	-	221	221
Distributions	-	-	-	-	-	-	-	(360)	(360)
Stock-based compensation	-	-	-	2,252	-	-	2,252	-	2,252
Balance at March 31, 2020	$-	$146,441	$(934,240)	$2,652,227	$(206,052)	$(23,114)	$1,635,262	$32,117	$1,667,379

Balance at December 31, 2018	$1,876,309	$-	$(957,025)	$-	$12,445	$(22,957)	$(967,537)	$46,461	$(921,076)
Comprehensive income
Net income	-	-	-	-	9,741	-	9,741	3,645	13,386
Foreign currency translation gain, net	-	-	-	-	-	2,547	2,547	-	2,547
Pension adjustments, net	-	-	-	-	-	9	9	-	9
ASC 842 transition adjustment	-	-	-	-	52,608	-	52,608	-	52,608
Purchase of treasury stock	(813)	-	(813)	-	813	-	-	-	-
Contributions	-	-	-	-	-	-	-	708	708
Distributions	(164)	-	-	-	164	-	164	(18,986)	(18,822)
Balance at March 31, 2019	$1,875,332	$-	$(957,838)	$-	$75,771	$(20,401)	$(902,468)	$31,828	$(870,640)

The accompanying notes are an integral part of these consolidated financial statements.

Parsons Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

1.	Description of Operations

Organization

Parsons Corporation, a Delaware corporation, and its subsidiaries (collectively, the “Company”) is a leading provider of technology-driven solutions in the defense, intelligence and critical infrastructure markets. We provide software and hardware products, technical services and integrated solutions to support our customers’ missions. We have developed significant expertise and differentiated capabilities in key areas of cybersecurity, intelligence, missile defense, C5ISR, space, geospatial, and connected communities. By combining our talented team of professionals and advanced technology, we help solve complex technical challenges to enable a safer, smarter and more interconnected world.

Initial Public Offering

On May 8, 2019, the Company consummated its initial public offering (“IPO”) whereby the Company sold 18,518,500 shares of common stock for $27.00 per share.  The underwriters exercised their option on May 14, 2019 to purchase an additional 2,777,775 shares at the net price of $25.515 which was the IPO share price of $27.00 less the underwriting discount of $1.485 per share.  The net proceeds of the IPO and the underwriters’ option were $536.9 million, after deducting underwriting discounts and other fees, and were used to fund an IPO dividend of $52.1 million, repay the outstanding balance of $150.0 million under our Term Loan, and repay outstanding indebtedness under our Revolving Credit Facility.

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

2.	Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and pursuant to the interim period reporting requirements of Form 10-Q.  They do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with our consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented.  The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year or for future years.

This Quarterly Report on Form 10-Q include the accounts of Parsons Corporation and its subsidiaries and affiliates with it controls.  Interests in joint ventures that are controlled by the Company, or for which the Company is otherwise deemed to be the primary beneficiary, are consolidated.  For joint ventures in which the Company does not have a controlling interest, but exerts a significant influence, the Company applies the equity method of accounting. (see “Note 14 – Investments in and Advances to Joint Ventures" for further discussion).  Intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. The Company’s most significant estimates and judgments involve revenue recognition with respect to the determination of the costs to complete contracts and transaction price; determination of self-insurance reserves; useful lives of property and equipment and intangible assets; calculation of allowance for doubtful accounts; valuation of deferred income tax assets and uncertain tax positions, among others. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and “Note 2—Summary of Significant Accounting Polices” in the notes to our consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2019, for a discussion of the significant estimates and assumptions affecting our consolidated financial statements.  Estimates of costs to complete contracts are continually evaluated as work progresses and are revised when necessary. When a change in estimate is determined to have an impact on contract profit, the Company records a positive or negative adjustment to the consolidated statement of income.

3.	New Accounting Pronouncements

In the first quarter of 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments.” The amendments in ASU 2016-13 replace the incurred loss impairment methodology in current practice with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 was issued as a means to reduce the complexity of accounting for income taxes for those entities that fall within the scope of the standard. The guidance is to be applied using a prospective method, excluding amendments related to franchise taxes, which should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is evaluating the impact of ASU 2019-12 on its consolidated financial statements.
4.	Acquisitions

OGSystems

On January 7, 2019, the Company acquired a 100% ownership interest in OGSystems, a privately-owned company, for $292.4 million paid in cash. OGSystems provides geospatial intelligence, big data analytics and threat mitigation for defense and intelligence customers.  The Company borrowed $110 million under the Credit Agreement and $150 million on a short-term loan, as described in “Note 10—Debt and Credit Facilities,” to partially fund the acquisition. In connection with this acquisition, the Company recognized $5.4 million of acquisition-related expenses in “Indirect, general and administrative expense” in the consolidated statements of income for the year ended December 31, 2019, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition. OGSystems enhances the Company’s artificial intelligence and data analytics expertise with new technologies and solutions. Customers of both companies will benefit from existing, complementary technologies and increased scale, enabling end-to-end solutions under the shared vision of rapid prototyping and agile development.

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

Amortization expense of $5.9 million related to these intangible assets was recorded for both the three months ended March 31, 2020 and March 31, 2019. The entire value of goodwill of $183.5 million was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill of $16 million is deductible for tax purposes.

The amount of revenue generated by OGSystems and included within consolidated revenues is $33.2 million and $29.0 million for the three months ended March 31, 2020 and March 31, 2019, respectively.  The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the OGSystems acquisition had been consummated as of the beginning of fiscal year 2018 (December 30, 2017) (in thousands) is as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
Pro forma revenue	$970,993	$906,360
Pro forma net income including noncontrolling interests	$14,846	$17,458

QRC Technologies

On July 31, 2019 the Company acquired a 100% ownership interest in QRC Technologies (“QRC”), a privately-owned company, for $214.1 million in cash.  QRC provides design and development of open-architecture radio-frequency products.  The Company borrowed $140.0 million under the Revolving Credit Facility to partially fund the transaction. In connection with this acquisition, the Company recognized $4.9 million of acquisition-related expenses in “Indirect, general and administrative expense” in the consolidated statements of income for the fiscal year ended December 31, 2019, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition. QRC is an agile, disruptive product company that specializes in radio frequency spectrum survey, record and playback; signals intelligence; and electronic warfare missions. QRC complements our existing portfolio, increases our presence in the high-growth markets of spectrum awareness and surveillance, and adds critical intellectual property that complements and expands the Company’s available capabilities for the Special Operations and Intelligence Communities.

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

Amortization expense of $3.6 million related to these intangible assets was recorded for the three months ended March 31, 2020. The entire value of goodwill of $125.1 million was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill in its entirety is deductible for tax purposes.

The amount of revenue generated by QRC and included within consolidated revenues for the three months ended March 31, 2020 is $4.4 million. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information

Supplemental information on an unaudited pro forma basis, assuming the QRC Technologies acquisition had been consummated as of the beginning of fiscal year 2018 (December 30, 2017) (in thousands) is as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
Pro forma revenue	$970,993	$910,997
Pro forma net income including noncontrolling interests	$15,736	$10,845

5.	Contracts with Customers

Disaggregation of Revenue

The Company’s contracts contain both fixed-price and cost reimbursable components. Contract types are based on the component that represents the majority of the contract. The following table presents revenue disaggregated by contract type (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Fixed-Price	$308,308	$257,695
Time-and-Materials	252,439	255,706
Cost-Plus	410,246	391,004
Total	$970,993	$904,405

See “Note 18 – Segments Information” for the Company’s revenues by business lines.

Contract Assets and Contract Liabilities

Contract assets and contract liabilities balances at March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020	December 31, 2019
Contract assets	$626,513	$575,089
Contract liabilities	241,178	230,681
Net contract assets (liabilities) (1)	$385,335	$344,408

(1)

Total contract retentions included in net contract assets (liabilities) were $88.9 million as of March 31, 2020, of which $47.5 million are not expected to be paid in the next 12 months. Total contract retentions included in net contract assets (liabilities) were $85.5 million as of December 31,2019. Contract assets at March 31, 2020 and December 31, 2019 include $87.8 million and $73.0 million, respectively, related to unapproved change orders, claims, and requests for equitable adjustment. For the three months ended March 31, 2020 and March 31, 2019, there were no material losses recognized related to the collectability of claims, unapproved change orders, and requests for equitable adjustment.

During the three months ended March 31, 2020 and March 31, 2019, the Company recognized revenue of $94.3 million and $85.7 million, respectively, that was included in the corresponding contract liability balance at December 31, 2019 and December 31, 2018, respectively. The changes in contract assets and contract liabilities were the result of normal business activity and not significantly impacted by other factors, except as follows:

	March 31, 2020	December 31, 2019
Acquired contract assets	$-	$9,747
Acquired contract liabilities	-	1,300
Change in the estimate of variable consideration	-	12,166

  There was no significant impairment of contract assets recognized during the three months ended March 31, 2020 and March 31, 2019.

There were no amounts due to revisions in estimates, such as changes in estimated claims or incentives, related to performance obligations partially satisfied in previous periods that individually had an impact of $5 million or more on revenue during the three months ended March 31, 2020 and March 31, 2019.

Accounts Receivable, net

Accounts receivable, net consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Billed	$544,444	$475,528
Unbilled	220,278	201,461
Total accounts receivable, gross	764,722	676,989
Allowance for doubtful accounts	(6,497)	(5,497)
Total accounts receivable, net	$758,225	$671,492

Billed accounts receivable represents amounts billed to clients that have not been collected. Unbilled accounts receivable represents amounts where the Company has a present contractual right to bill but an invoice has not been issued to the customer at the period-end date.

In connection with the adoption of ASU 2016-13, we have modified the historical presentation of gross receivables and the allowance for doubtful accounts to reflect only expected credit losses in the allowance in conformity with the current period presentation.

The allowance for doubtful accounts was determined based on consideration of trends in actual and forecasted credit quality of clients, including delinquency and payment history, type of client, such as a government agency or commercial sector client, and general economic conditions and particular industry conditions that may affect a client’s ability to pay. COVID-19 Impacts: We do not expect there to be a risk of non-payment with our government agency customers, but there is likely to be a delay in payments from our government agency customers in the Middle East.  We generally don’t expect there to be a risk of non-payment from our commercial sector clients but do anticipate an unknown level of payment delays.

Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations (“RUPO”) as of March 31, 2020 represent a measure of the total dollar value of work to be performed on contracts awarded and in-progress. The Company had $5.1 billion in RUPO as of March 31, 2020.

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

The Company expects to satisfy its RUPO as of March 31, 2020 over the following periods (in thousands):

Period RUPO Will Be Satisfied	Within One Year	Within One to Two Years	Thereafter
Federal Solutions	$1,319,438	$550,073	$315,965
Critical Infrastructure	1,691,579	533,120	713,875
Total	$3,011,017	$1,083,193	$1,029,840

6.	Leases

  The Company has operating and finance leases for corporate and project office spaces, vehicles, heavy machinery and office equipment. Our leases have remaining lease terms of one year to 11 years, some of which may include options to extend the leases for up to seven years, and some of which may include options to terminate the leases up to the eighth year.

The components of lease costs for the three months ended March 31, 2020 and March 31, 2019 are as follows (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Operating lease cost	$17,271	$18,285
Short-term lease cost	3,651	2,004
Amortization of right-of-use assets	254	225
Interest on lease liabilities	12	16
Sublease income	(880)	(930)
Total lease cost	$20,308	$19,600

Supplemental cash flow information related to leases for the three months ended March 31, 2020 and March 31, 2019 are as follows (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Operating cash flows for operating leases	$16,420	$18,333
Operating cash flows for financing activities	25	16
Financing cash flows from finance leases	278	246
Right-of-use assets obtained in exchange for new operating lease liabilities	15,106	249,848
Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$1,341

Supplemental balance sheet and other information related to leases as of March 31, 2020 and December 31, 2019 are as follows (in thousands):

	March 31, 2020	December 31, 2019
Operating Leases:
Right-of-use assets	$231,269	$233,415
Lease liabilities:
Current	$47,217	$49,994
Long-term	206,760	203,624
Total operating lease liabilities	$253,977	$253,618
Finance Leases:
Other noncurrent assets	$2,123	$2,377
Accrued expenses and other current liabilities	$1,056	$1,075
Other long-term liabilities	$943	$1,202

Weighted Average Remaining Lease Term:
Operating leases	6 years	6 years
Finance leases	2 years	3 years
Weighted Average Discount Rate:
Operating leases	3.9%	4.0%
Finance leases	4.5%	4.5%

As of March 31, 2020, the Company has additional operating leases, primarily for office spaces, that have not yet commenced of $2.8 million. These operating leases will commence in 2020 with lease terms of 3 years to 6 years.

A maturity analysis of the future undiscounted cash flows associated with the Company’s operating and finance lease liabilities as of March 31, 2020 is as follows (in thousands):

	Operating Leases	Finance Leases
2020	$40,845	$850
2021	57,697	870
2022	51,705	326
2023	44,759	48
2024	34,445	-
Thereafter	53,434	-
Total lease payments	282,885	2,094
Less: imputed interest	(28,908)	(95)
Total present value of lease liabilities	$253,977	$1,999

       Rental expense for the three months ended March 31, 2020 and March 31, 2019 was $20.9 million and $20.3 million, respectively and is recorded in “Indirect, general and administrative expenses” in the consolidated statements of income.
7.	Goodwill

The following table summarizes the changes in the carrying value of goodwill by reporting segment at March 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2019	Foreign Exchange	March 31, 2020
Federal Solutions	$975,405	$-	$975,405
Critical Infrastructure	72,020	(3,411)	68,609
Total	$1,047,425	$(3,411)	$1,044,014

The ultimate impact from the COVID-19 pandemic is difficult to predict.  While many uncertainties exist, we currently anticipate no material change in our financial condition or results of operations.  Although the Company does not anticipate a material change to our financial condition or results of operations, the Company reassessed the carrying value of its goodwill at March 31, 2020 and concluded there has not been an impairment.
8.	Intangible Assets

The gross amount and accumulated amortization of intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets are as follows (in thousands except for years):

	March 31, 2020			December 31, 2019			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (in years)
Backlog	$109,255	$(91,704)	$17,551	$109,255	$(87,510)	$21,745	3
Customer relationships	228,529	(78,533)	149,996	228,529	(67,809)	160,720	7
Leases	670	(585)	85	670	(580)	90	5
Developed technology	110,939	(47,799)	63,140	110,939	(40,749)	70,190	4
Trade name	8,200	(6,242)	1,958	8,200	(5,667)	2,533	1
Non-compete agreements	3,600	(1,200)	2,400	3,600	(925)	2,675	3
In process research and development	1,800		1,800	1,800	-	1,800	n/a
Other intangibles	275	(177)	98	275	(170)	105	10
Total intangible assets	$463,268	$(226,240)	$237,028	$463,268	$(203,410)	$259,858

The aggregate amortization expense of intangible assets for the three months ended March 31, 2020 and March 31, 2019 was $22.7 million and $21.0 million, respectively.

Estimated amortization expense for the remainder of the current fiscal year and in each of the next four years and beyond is as follows (in thousands):

March 31, 2020
2020 (remaining)	$64,042
2021	81,527
2022	35,864
2023	23,549
2024	9,098
Thereafter	21,147
Total	$235,227

9.	Property and Equipment, Net

Property and equipment consisted of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019	Useful lives (years)
Buildings and leasehold improvements	$88,781	$81,065	1-15
Furniture and equipment	88,667	91,720	3-10
Computer systems and equipment	166,178	164,161	3-10
Construction equipment	11,626	11,765	5-7
	355,252	348,711
Accumulated depreciation	(230,652)	(225,960)
Property and equipment, net	$124,600	$122,751

Depreciation expense for the three months ended March 31, 2020 and March 31, 2019 was $9.6 million and $9.7 million, respectively.

10.	Debt and Credit Facilities

Debt consisted of the following (in thousands):

Long-Term:	March 31, 2020	December 31, 2019
Revolving credit facility	$65,000	$-
Senior notes	250,000	250,000
Debt issuance costs	(599)	(647)
Total long-term	$314,401	$249,353

In November 2017, the Company entered into an amended and restated Credit Agreement. The Company incurred $2.0 million of costs in connection with this amendment. Under the agreement, the Company’s revolving credit facility was increased from $500 million to $550 million and the term of the agreement was extended through November 2022. The borrowings under the Credit Agreement bear interest, at the Company’s option, at either the Base Rate (as defined in the Credit Agreement), plus an applicable margin, or LIBOR plus an applicable margin. The applicable margin for Base Rate loans is a range of 0.125% to 1.00% and the applicable margin for LIBOR loans is a range of 1.125% to 2.00%, both based on the leverage ratio of the Company at the end of each fiscal quarter. The rates at March 31, 2020 and December 31, 2019 were 1.90% and 3.02%, respectively. Borrowings under this Credit Agreement are guaranteed by certain of the Company’s operating subsidiaries. Letters of credit commitments outstanding under this agreement aggregated to $44.9 million and $43.7 million at March 31, 2020 and December 31, 2019, respectively, which reduced borrowing limits available to the Company. Interest expense related to the credit agreement was $0.3 million and $3.4 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

On July 1, 2014, the Company finalized a private placement whereby the Company raised an aggregate amount of $250.0 million in debt as follows (in thousands):

Tranche	Debt Amount	Maturity Date	Interest Rates
Senior Note, Series A	$50,000	July 15, 2021	4.44%
Senior Note, Series B	100,000	July 15, 2024	4.98%
Senior Note, Series C	60,000	July 15, 2026	5.13%
Senior Note, Series D	40,000	July 15, 2029	5.38%

The Company incurred $1.1 million of debt issuance costs in connection with the private placement. On August 10, 2018, the Company finalized an amended and restated intercreditor agreement related to this private placement to more closely align certain covenants and definitions with the terms under the 2017 amended and restated Credit Agreement and incurred $0.5 million of additional issuance costs. These costs are presented as a direct deduction from the debt on the face of the consolidated balance sheets.  Interest expense related to the Senior Notes for both the three months ended March 31, 2020 and March 31, 2019 was $3.1 million, respectively. The amortization of debt issuance costs and interest expense are recorded in “Interest expense” on the consolidated statements of income. The Company made interest payments related to the Senior Notes for both the three months ended March 31, 2020 and March 31, 2019 of $6.2 million, respectively.  Interest payable of $2.6 million and $5.7 million is recorded in “Accrued expenses and other current liabilities” on the consolidated balance sheets at March 31, 2020 and December 31, 2019, respectively, related to the Senior Notes.

The Credit Agreement and private placement includes various covenants, including restrictions on indebtedness, liens, acquisitions, investments or dispositions, payment of dividends and maintenance of certain financial ratios and conditions. The Company was in compliance with these covenants at March 31, 2020 and December 31, 2019.

The Company also has in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated $193.5 million and $197.3 million at March 31, 2020 and December 31, 2019, respectively.

Using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, and risk profile, the Company estimated the fair value (Level 2) of its senior notes at March 31, 2020 approximates $263.9 million. See “Note 16 – Fair Value of Financial Instruments” for the definition of Level 2 of the fair value hierarchy.

In January 2019, the Company borrowed $150.0 million under our Term Loan Agreement to partially finance the OGSystems acquisition.  On May 10, 2019, the Company used proceeds from its May 8, 2019 IPO to repay the $150.0 million outstanding balance under the Term Loan and this loan is now closed. Interest expense related to the Term Loan was $1.4 million for the three months ended March 31, 2019.  There were no amounts outstanding in fiscal 2020.
11.	Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits Net Operating Loss (“NOL“) carryovers to offset 100% of taxable income for tax years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding tax years to generate a refund of previously paid income taxes. The CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. The CARES Act also accelerates the refund of AMT credits that were previously accumulated.  The Company is currently evaluating the impact of the CARES Act; however, at present it does not expect that the modifications on the limitation of business interest or AMT credits would have any impact to the Company. Under the NOL carryback provision, the Company expects to carry back some of its NOLs, including certain amounts associated with acquisitions which may be subject to certain seller shareholders’ claims.

Prior to the Company’s IPO, the Company had elected to be taxed under the provisions of Subchapter “S” of the Internal Revenue Code for federal tax purposes. As a result, income had not been subject to U.S. federal income taxes or state income taxes in those states where the “S” Corporation status is recognized. Therefore, previously, no provision or liability for federal or state income tax had been provided in the consolidated financial statements except for those states where the “S” Corporation status was not recognized, or where states imposed a tax on “S” Corporations.  The provision for income tax in the historical periods prior to the IPO consists of these state taxes and taxes from certain foreign jurisdictions where the Company is subject to tax.

In connection with the Company’s IPO on May 8, 2019, the “S” Corporation status was terminated, and the Company is now treated as a “C” Corporation under the Code. The termination of the “S” Corporation election has had a material impact on the Company’s results of operations, financial condition, and cash flows as reflected in the March 31, 2020 consolidated financial statements. The effective tax rate has increased, and net income has decreased as compared to the Company’s “S” Corporation tax years, since the Company is now subject to both U.S. federal and state corporate income taxes on its earnings.

The Company’s effective tax rate was 26.13% and 12.35% for the three months ended March 31, 2020 and 2019, respectively. The most significant items contributing to the change in the effective tax rate relate to the Company’s change in “S” Corporation to “C” Corporation status and change in jurisdictional earnings. The difference between the effective tax rate and the statutory U.S. Federal income tax rate of 21.0% for the quarter ended March 31, 2020 primarily relates to state income taxes.

As of March 31, 2020, the Company’s deferred tax assets included a valuation allowance of $18.2 million primarily related to foreign net operating loss carryforwards, foreign tax credit carryforwards, and capital losses that the Company determined are not more-likely-than-not to be realized. The factors used to assess the likelihood of realization were the past performance of the related entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.

As of March 31, 2020 and December 31, 2019, the liability for income taxes associated with uncertain tax positions was $14.8 million and $15.5 million, respectively.  The Company does not anticipate a material change within twelve months as a result of concluding various tax audits and closing tax years.  Although the Company believes its reserves for its tax positions are reasonable, the final outcome of tax examination could be materially different, both favorably and unfavorably.  It is reasonably possible that certain examinations may conclude in the next 12 months and that the unrecognized tax benefits the Company has recorded in relation to these tax years may change compared to the liabilities recorded for these periods. However, it is not currently possible to estimate the amount, if any, of such change.
12.	Contingencies

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
13.	Retirement Benefit Plan

The Company’s principal retirement benefit plan is the Parsons Employee Stock Ownership Plan (“ESOP”), a stock bonus plan, established in 1975 to cover eligible employees of the Company and certain affiliated companies. Contributions of treasury stock to the ESOP are made annually in amounts determined by the Company’s board of directors and are held in trust for the sole benefit of the participants. Shares allocated to a participant’s account are fully vested after three years of credited service, or in the event(s) of reaching age 65, death or disability while an active employee of the Company. As of March 31, 2020 and December 31, 2019, total shares of the Company’s common stock were 100,669,694 and 100,669,694, respectively, of which 78,398,520 and 78,896,806, respectively, were held by the ESOP.

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

Total ESOP contribution expense was $14.9 million and $12.2 million for the three months ended March 31, 2020 and March 31, 2019, respectively.  The expense is recorded in “Direct costs of contracts” and “Indirect, general and administrative expense” in the consolidated statements of income. The fiscal 2020 ESOP contribution has not yet been made.  The amount is currently included in accrued liabilities.

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
14.	Investments in and Advances to Joint Ventures

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

Letters of credit outstanding described in “Note 10 – Debt and Credit Facilities” that relate to project ventures are $48.4 million and $55.0 million at March 31, 2020 and December 31, 2019, respectively.

In the table below, aggregated financial information relating to the Company’s joint ventures is provided because their nature, risk and reward characteristics are similar. None of the Company’s current joint ventures that meet the characteristics of a VIE are individually significant to the consolidated financial statements.

Consolidated Joint Ventures

The following represents financial information for consolidated joint ventures included in the consolidated financial statements (in thousands):

	March 31, 2020	December 31, 2019
Current assets	$284,357	$255,167
Noncurrent assets	2,441	2,860
Total assets	286,798	258,027
Current liabilities	219,880	193,583
Total liabilities	219,880	193,583
Total joint venture equity	$66,918	$64,444

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenue	$100,278	$115,104
Costs	97,150	107,206
Net income	$3,128	$7,898
Net income attributable to noncontrolling interests	$1,398	$3,645

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

The following represents the financial information of the Company’s unconsolidated joint ventures as presented in their unaudited financial statements (in thousands):

	March 31, 2020	December 31, 2019
Current assets	$735,279	$801,335
Noncurrent assets	527,529	564,160
Total assets	1,262,808	1,365,495
Current liabilities	663,622	655,495
Noncurrent liabilities	475,463	507,131
Total liabilities	1,139,085	1,162,626
Total joint venture equity	123,723	202,869
Investments in and advances to unconsolidated joint ventures	$65,716	$68,620

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenue	$238,188	$229,466
Costs	223,686	216,780
Net income	$14,502	$12,686
Equity in earnings of unconsolidated joint ventures	$6,114	$10,397

The Company received net distributions from its unconsolidated joint ventures for the three months ended March 31, 2020 and March 31, 2019 of $6.5 million and $8.1 million, respectively.

15.	Related Party Transactions

The Company often provides services to unconsolidated joint ventures and revenues include amounts related to recovering overhead costs for these services. Revenues related to services the Company provided to unconsolidated joint ventures for the three months ended March 31, 2020 and March 31, 2019 were $40.4 million and $33.6 million, respectively. For the three months ended March 31, 2020 and March 31, 2019, the Company incurred $31.5 million and $27.2 million, respectively, of reimbursable costs. Amounts included in the consolidated balance sheets related to services the Company provided to unconsolidated joint ventures are as follows (in thousands):

	March 31, 2020	December 31, 2019
Accounts receivable	$35,674	$37,425
Contract assets	7,876	6,955
Contract liabilities	4,359	4,509

16.	Fair Value of Financial Instruments

The authoritative guidance on fair value measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). At March 31, 2020 and December 31, 2019, the Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable, and other liabilities. The fair values of these financial instruments approximate their carrying values due to their short-term maturities.

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

Refer to Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2019 for a more complete discussion of the various items within the consolidated financial statements measured at fair value and the methods used to determine fair value.

17.	Earnings Per Share

The following table reconciles the denominator used to compute basic earnings per share (“EPS”) to the denominator used to compute diluted EPS for the three months ended March 31, 2020 and March 31, 2019.  Basic EPS is computed using the weighted average number of shares outstanding during the period and income available to shareholders. Diluted EPS is computed similar to basic EPS, except the weighted average number of shares outstanding is increased to include the dilutive effects of equity-based awards. At March 31, 2020, there were 27,596 shares excluded from the number of shares used in calculating diluted EPS as their inclusion would be antidilutive.  There were no dilutive securities outstanding for the three months ended March 31, 2019.

The weighted average number of shares used to compute basic and diluted EPS were:

	Three Months Ended
	March 31, 2020	March 31, 2019
Basic weighted average number of shares outstanding	100,669,693	78,161,484
Dilutive common share equivalents	229,631	-
Diluted weighted average number of shares outstanding	100,899,324	78,161,484

18.	Segment Information

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

The following table summarizes business segment revenue for the periods presented (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Federal Solutions revenue	$477,571	$422,812
Critical Infrastructure revenue	493,422	481,593
Total revenue	$970,993	$904,405

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

	Three Months Ended
Adjusted EBITDA attributable to Parsons Corporation	March 31, 2020	March 31, 2019
Federal Solutions	$31,617	$40,599
Critical Infrastructure	27,357	27,676
Adjusted EBITDA attributable to Parsons Corporation	58,974	68,275
Adjusted EBITDA attributable to noncontrolling interests	1,522	3,749
Depreciation and amortization	(32,409)	(30,591)
Interest expense, net	(3,794)	(7,815)
Income tax expense	(5,084)	(1,886)
Equity-based compensation income (expense)	7,721	(3,850)
Transaction-related costs (a)	(12,011)	(9,355)
Restructuring income (expense) (b)	33	(2,218)
Other (c)	(581)	(2,923)
Net income including noncontrolling interests	14,371	13,386
Net income attributable to noncontrolling interests	1,398	3,645
Net income attributable to Parsons Corporation	$12,973	$9,741

(a)	Reflects costs incurred in connection with acquisitions, the IPO, and other non-recurring transaction costs, primarily fees paid for professional services and employee retention.
(b)	Reflects costs associated with corporate restructuring initiatives.
(c)	Includes a combination of gain/loss related to sale of fixed assets, software implementation costs, and other individually insignificant items that are non-recurring in nature.

Asset information by segment is not a key measure of performance used by the CODM.

The following tables present revenues and property and equipment, net by geographic area (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenue
North America	$797,946	$731,030
Middle East	168,859	167,952
Rest of World	4,188	5,423
Total Revenue	$970,993	$904,405

The geographic location of revenue is determined by the location of the customer.  The prior reporting of revenue by geographic location has been conformed to the current presentation.

	March 31, 2020	December 31, 2019
Property and Equipment, Net
North America	$119,658	$117,606
Middle East	4,942	5,145
Total Property and Equipment, Net	$124,600	$122,751

North America includes revenue in the United States for the three months ended March 31, 2020 and March 31, 2019 of $735.8 million and $669.2 million, respectively.  North America property and equipment, net includes $112.5 million and $109.9 million of property and equipment, net in the United States at March 31, 2020 and December 31, 2019, respectively.

The following table presents revenues by business lines (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenue
Space & Geospatial Solutions	$51,288	$45,757
Cyber & Intelligence	98,882	72,549
Engineered Systems	172,832	145,618
Missile Defense & C5ISR	154,569	158,888
Federal Solutions revenues	477,571	422,812
Mobility Solutions	391,521	373,980
Connected Communities	101,901	107,613
Critical Infrastructure revenues	493,422	481,593
Total Revenue	$970,993	$904,405

Effective January 1, 2020, the Company made changes to its business lines as described below.  The prior year information in the table above has been reclassified to conform to the business line changes.

Federal Solutions Business Line Changes

As a result of the acquisitions of Polaris Alpha, OGSystems and QRC, we realigned the five business lines within our Federal Solutions segment into four business lines.  We consolidated all space and geospatial programs from the former Geospatial Solutions, Defense and Cyber & Intelligence markets into a new Space & Geospatial Solutions business line to increase focus on the critical, evolving space market. This new business line better aligns capabilities and customers to drive growth and performance execution through improved agile, end-to-end solutions and dedicated customer focus.

Further, we re-named our Defense business line to Missile Defense & C5ISR.  We moved our Missions Solutions business line into our Missile Defense & C5ISR, Engineered Systems and Cyber & Intelligence business lines, for better customer and capability alignment. These changes were the next logical step in our acquisition integration process, to optimize performance delivery and growth.

Critical Infrastructure Business Line Changes

We re-aligned our Critical Infrastructure segment from three markets to two markets.  Industrial is now a part of Mobility Solutions and we moved all Middle East business into Mobility Solutions as well.  We believe this will drive improved synergies among like-markets and increased collaboration in areas such as program and engineering management, civil and structural and water/wastewater treatment.  We also moved Aviation to Connected Communities and consolidated the civil portion of rail and transit with the systems portion of rail and transit into a consolidated sub-market within Connected Communities to focus on growth in these critical market segments.  In each, we are pursuing systems, software and hardware product advanced technology opportunities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to help investors understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion together with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q and in conjunction with the Company’s Form 10-K for the year ended December 31, 2019.

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in the Company’s Form 10-K for the year ended December 31, 2019.  We undertake no obligation to revise publicly any forward-looking statements.  Actual results may differ materially from those contained in any forward-looking statements.

COVID-19 Pandemic

In response to the COVID-19 pandemic, the Company has taken certain actions to continue to execute under our contracts with customers and allow our people to work safely.  A substantial majority of our work-force transitioned to work-from-home status during the latter part of the quarter ended March 31, 2020, and these practices remain in effect as of the date of this filing.  To date, we have experienced no material disruption in our work as a consequence of these changes in our work practices.

As of the date of this filing, the Company has not experienced a material impact on the volume of current work and no substantive cancellations of previously awarded contracts.  We have seen several potential contract awards pushed out to a future date.

The Company anticipates receiving limited benefits associated with the CARES Act related to its work on certain US national security projects; however, the curtailment of work under these projects and the CARES Act benefits are not likely to have a material impact on our financial condition or results of operations.

The Company has provided additional disclosure around liquidity and capital resources which can be found in the “Liquidity and Capital Resources” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

The Company anticipates substantially all of the Company’s subcontractors and material suppliers will be able to fulfill their contractual obligations and we do not expect a material impact from non-performance.

The ultimate impact from the COVID-19 pandemic is difficult to predict.  While many uncertainties exist, we currently anticipate no material change in our financial condition or results of operations.

Within the Federal Solutions segment, there have been minimal impacts primarily as a result of efforts to reduce personnel concentration and ensure social distancing in classified environments.

Within the Critical Infrastructure segment, North America has seen a slight reduction in client hours as a result of limited access to construction sites not being deemed essential and health concerns have led local governments to shut down certain programs.  The MEA region has experienced minimal impact to business and no notable issues with access to client sites.  These impacts are not expected to have a material impact on our financial condition or results of operations.

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

Key Metrics

We manage and assess the performance of our business by evaluating a variety of metrics. The following table sets forth selected key metrics (in thousands, except Book-to-Bill):

	March 31, 2020	March 31, 2019
Awards (year to date)	$966,095	$1,221,068
Backlog (1)	$7,801,180	$8,553,969
Book-to-Bill (year to date)	1.0	1.4

(1)

Difference between our backlog of $7.8 billion and our remaining unsatisfied performance obligations, or RUPO, of $5.1 billion, each as of March 31, 2020, is due to (i) unissued delivery orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

Awards

Awards generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Contract awards include both new and re-compete contracts and task orders. Given that new contract awards generate growth, we closely track our new awards each year.

The following table summarizes the year to-date value of new awards for the periods presented below (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Federal Solutions	$615,690	$808,540
Critical Infrastructure	350,405	412,528
Total Awards	$966,095	$1,221,068

The change in new awards from year to year is primarily due to ordinary course fluctuations in our business.  The volume of contract awards can fluctuate in any given period due to win rate and the timing and size of the awards issued by our customers.  The change in new awards from year to year in our Federal Solutions segment is primarily due to two significant contracts awarded in the first quarter of 2019.  Awards in Critical Infrastructure for the three months ended March 31, 2020, were impacted by delays in potential awards by our customers, particularly in the Middle East.

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

The following table summarizes the value of our backlog at the respective dates presented below: (in thousands):

	March 31, 2020	March 31, 2019
Federal Solutions:
Funded	$1,659,309	$1,028,207
Unfunded	3,395,617	4,083,388
Total Federal Solutions	5,054,926	5,111,595
Critical Infrastructure:
Funded	2,707,701	3,442,374
Unfunded	38,553	-
Total Critical Infrastructure	2,746,254	3,442,374
Total Backlog (1)	$7,801,180	$8,553,969

(1)

Difference between our backlog of $7.8 billion and our RUPO of $5.1 billion, each as of March 31, 2020, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

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

We expect to recognize $3.0 billion of our funded backlog at March 31, 2020 as revenues in the following twelve months. However, our U.S. federal government customers may cancel their contracts with us at any time through a termination for convenience or may elect to not exercise option periods under such contracts. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed. See “Risk Factors—Risk Relating to Our Business—We may not realize the full value of our backlog, which may result in lower than expected revenue” in the Company’s Form 10-K for the year ended December 31, 2019.

The changes in backlog in both the Federal Solutions and Critical Infrastructure segments were primarily from ordinary course fluctuations in our business and the impacts related to the Company’s awards discussed above.

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

	Three months ended
	March 31, 2020	March 31, 2019
Federal Solutions	1.3	1.9
Critical Infrastructure	0.7	0.9
Overall	1.0	1.4

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

In connection with the IPO, the Company’s “S” Corporation status terminated, and the Company is now treated as a “C” Corporation under Subchapter C of the Internal Revenue Code. The revocation of the Company’s “S” Corporation election had a material impact on the Company’s results of operations, financial condition and cash flows. Going forward the effective tax rate will increase and net income will decrease as compared to the Company’s “S” Corporation tax years, since the Company is now subject to both U.S. federal and state corporate income taxes on its earnings.

Results of Operations

Revenue

Our revenue consists of both services provided by our employees and pass-through fees from subcontractors and other direct costs. Our Federal Solutions segment derives revenue primarily from the U.S. federal government and our Critical Infrastructure segment derives revenue primarily from government and commercial customers.

We recognize revenue for work performed under cost-plus, time-and-materials and fixed-price contracts as follows:

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

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and “Note 2—Summary of Significant Accounting Polices” in the notes to our consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2019 for a description of our policies on revenue recognition.

The table below presents the percentage of total revenue for each type of contract.

	Three Months Ended
	March 31, 2020	March 31, 2019
Fixed-price	31.8%	28.5%
Time-and-materials	26.0%	28.3%
Cost-plus	42.3%	43.2%

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

Our recognition of profit on long-term contracts requires the use of assumptions related to transaction price and total cost of completion. Estimates are continually evaluated as work progresses and are revised when necessary. When a change in estimated cost or transaction price is determined to have an impact on contract profit, we record a positive or negative adjustment to revenue.

Joint Ventures

We conduct a portion of our business through joint ventures or similar partnership arrangements. For the joint ventures we control, we consolidate all the revenues and expenses in our consolidated statements of income (including revenues and expenses attributable to noncontrolling interests). For the joint ventures we do not control, we recognize equity in earnings (loss) of unconsolidated joint ventures. Our revenues included amounts related to services we provided to our unconsolidated joint ventures for three months ended March 31, 2020 and March 31, 2019 of $40.4 million and $33.6 million, respectively.

Operating costs and expenses

Operating costs and expenses primarily include direct costs of contracts and indirect, general and administrative expenses. Costs associated with compensation-related expenses for our people and facilities, which includes ESOP contribution expenses, are the most significant component of our operating expenses. Total ESOP contribution expense for the three months ended March 31, 2020 and March 31, 2019 was $14.9 million and $12.2 million, respectively, and is recorded in “Direct cost of contracts” and “Indirect, general and administrative expenses.” We expect operating expenses to increase due to our anticipated growth and the incremental costs associated with being a public company.

Direct costs of contracts consist of direct labor and associated fringe benefits, indirect overhead, subcontractor costs, travel expenses and other expenses incurred to perform on contracts.

Indirect, general and administrative expenses (“IG&A”) include salaries and wages and fringe benefits of our employees not performing work directly for customers, facility costs and other costs related to these indirect functions.

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

Adjusted EBITDA

The following table sets forth Adjusted EBITDA, Net Income Margin, and Adjusted EBITDA Margin for the three months ended March 31, 2020 and March 31, 2019.

	Three Months Ended
(U.S. dollars in thousands)	March 31, 2020	March 31, 2019
Adjusted EBITDA (1)	$60,496	$72,024
Net Income Margin (2)	1.5%	1.5%
Adjusted EBITDA Margin (3)	6.2%	8.0%

(1)	A reconciliation of net income attributable to Parsons Corporation to Adjusted EBITDA is set forth below (in thousands).
(2)	Net Income Margin is calculated as net income including noncontrolling interest divided by revenue in the applicable period
(3)	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by revenue in the applicable period.

	Three Months Ended
	March 31, 2020	March 31, 2019
Net income attributable to Parsons Corporation	$12,973	$9,741
Interest expense, net	3,794	7,815
Income tax expense	5,084	1,886
Depreciation and amortization	32,409	30,591
Net income attributable to noncontrolling interests	1,398	3,645
Equity-based compensation	(7,721)	3,850
Transaction-related costs (a)	12,011	9,355
Restructuring (b)	(33)	2,218
Other (c)	581	2,923
Adjusted EBITDA	$60,496	$72,024

(a)	Reflects costs incurred in connection with acquisitions, IPO, and other non-recurring transaction costs, primarily fees paid for professional services and employee retention.
(b)	Reflects costs associated with our corporate restructuring initiatives.
(c)	Includes a combination of gain/loss related to sale of fixed assets, software implementation costs, and other individually insignificant items that are non-recurring in nature.

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests (in thousands):

	Three Months Ended		Variance
	March 31, 2020	March 31, 2019	Dollar	Percent
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$31,617	$40,599	$(8,982)	-22.1%
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	27,357	27,676	(319)	-1.2%
Adjusted EBITDA attributable to noncontrolling interests	1,522	3,749	(2,227)	-59.4%
Total Adjusted EBITDA	$60,496	$72,024	$(11,528)	-16.0%

The following table sets forth our results of operations for the three months ended March 31, 2020 and March 31, 2019 as a percentage of revenue.

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenues	100%	100%
Direct costs of contracts	79.3%	79.0%
Equity in earnings of unconsolidated joint ventures	0.6%	1.1%
Indirect, general and administrative expenses	18.9%	19.6%
Operating income	2.4%	2.5%
Interest income	0.0%	0.1%
Interest expense	-0.4%	-0.9%
Other income, net	0.0%	0.0%
(Interest and other expense) gain associated with claim on long-term contract	0.0%	0.0%
Total other income (expense)	-0.4%	-0.9%
Income before income tax expense	2.0%	1.7%
Income tax expense	-0.5%	-0.2%
Net income including noncontrolling interests	1.5%	1.5%
Net income attributable to noncontrolling interests	-0.1%	-0.4%
Net income attributable to Parsons Corporation	1.3%	1.1%

Revenue

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2020	March 31, 2019	Dollar	Percent
Revenue	$970,993	$904,405	$66,588	7.4%

Revenue increased $66.6 million for the three months ended March 31, 2020 when compared to the corresponding period last year, primarily due to an increase in revenue in our Federal Solutions segment of $54.8 million and an increase in our Critical Infrastructure segment of $11.8 million.  See “Segment Results” below for a further discussion.

Direct costs of contracts

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2020	March 31, 2019	Dollar	Percent
Direct costs of contracts	$769,632	$714,237	$55,395	7.8%

Direct cost of contracts increased $55.4 million for the three months ended March 31, 2020 when compared to the corresponding period last year primarily due to an increase of $49.7 million in our Federal Solutions segment and an increase of $5.7 million in our Critical Infrastructure segment. The increase in our Federal Solutions segment was primarily from increased subcontractor and material costs. The increase in our Critical Infrastructure segment was primarily due to an increase in business volume offset by a decrease in subcontractor costs.

Equity in earnings of unconsolidated joint ventures

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2020	March 31, 2019	Dollar	Percent
Equity in earnings of unconsolidated joint ventures	$6,114	$10,397	$(4,283)	-41.2%

Equity in earnings of unconsolidated joint ventures decreased $4.3 million for the three months ended March 31, 2020 when compared to the corresponding period last year.  The decrease was primarily related to reduced margins in certain joint ventures, as well as a reduction in activity on a significant joint venture that is substantially complete.

Indirect, general and administrative expenses

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2020	March 31, 2019	Dollar	Percent
Indirect, general and administrative expenses	$183,774	$177,519	$6,255	3.5%

Included in IG&A for the three months ended March 31, 2020 is a reduction of $7.7 million of compensation cost related to equity-based awards.  For the three months ended March 31, 2019, IG&A included equity-based compensation cost of $3.9 million.

Most of these awards settle in cash and are remeasured to an updated fair value at each reporting period until the award is settled.  Compensation cost is trued-up at each reporting period for changes in fair value pro-rated for the portion of the requisite service period rendered.  Prior to the IPO on May 8, 2019, the fair value of a share of the Company’s common stock was established by the ESOP trustee.  See “Note 19 – Fair Value of Financial Instruments” in the Company’s Form 10-K for the year ended December 31, 2019 for a further discussion of how a share of the Company’s common stock was valued prior to the IPO. Subsequent to the IPO, the share price of the Company’s common stock is based on quoted prices on the New York Stock Exchange.

The compensation cost related to the cash settled equity-based awards for the three months ended March 31, 2020 was impacted by the significant difference in the fair value of a share of the Company’s common stock at December 31, 2019 compared to the fair value of a share of the Company’s common stock at March 31, 2020.

Excluding the compensation costs discussed above, IG&A for the three months ended March 31, 2020 and March 31, 2019 was $191.5 million and $173.7 million, respectively.

The increase in IG&A of $17.8 million, exclusive of equity compensation cost, for the three months ended March 31, 2020 when compared to the corresponding period last year was primarily due to additional expenses of $8.2 million associated with business acquisitions, $8.0 million due to a tax law change, $4.5 million from various overhead adjustments which occurred in the first quarter of 2019, but did not recur in the first quarter of 2020 and $3.5 million related to strategic growth initiatives and public company operating costs. These increases were partially offset by a $6.4 million reduction in transaction-related, restructuring and other non-recurring costs.

Total other income (expense)

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2020	March 31, 2019	Dollar	Percent
Interest income	$228	$477	$(249)	-52.2%
Interest expense	(4,022)	(8,292)	4,270	-51.5%
Other income (expense), net	(452)	41	(493)	-1202.4%
Total other income (expense)	$(4,246)	$(7,774)	$3,528	-45.4%

Interest income is related to interest earned on cash balances held.  Interest expense is primarily due to debt related to our business acquisitions.  The amounts in other income (expense), net are primarily related to transaction gains and losses on foreign currency transactions and sublease income.

Income tax expense

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2020	March 31, 2019	Dollar	Percent
Income tax expense	$5,084	$1,886	$3,198	169.6%

As described in “Note 11 – Income Taxes,” in the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, in connection with the Company’s IPO on May 8, 2019, the Company converted from an “S” Corporation to a “C” Corporation. On a pro forma basis, if the Company had been taxed as a “C” Corporation for the three months ended March 31, 2019, the pro forma effective tax rate would have been 31.29% and the pro forma income tax expense would have been $4.8 million. The Company’s effective tax rate was 26.13% and income tax expense was $5.1 million for the three months ended March 31, 2020. The most significant item contributing to the change in the effective tax rate relates to a change in jurisdictional earnings.  The difference between the statutory U.S. federal income tax rate of 21.0% and the effective tax rate for the quarter ended March 31, 2020 primarily relates to state income taxes.

The termination of the “S” Corporation status was treated as a change in tax status for Accounting Standards Codification 740, Income Taxes. These rules require that the deferred tax effects of a change in tax status to be recorded to income from continuing operations on the date the “S” Corporation status terminates. During the year ended December 31, 2019, the Company recorded a deferred tax benefit of $94 million for the estimated effect of the change in tax status, relating to the recognition of net deferred tax assets for temporary differences in existence on the date of conversion to a “C” Corporation. This estimated amount is subject to additional revision upon filing of the 2019 tax returns.

Segment Results

We evaluate segment operating performance using segment revenue and segment Adjusted EBITDA attributable to Parsons Corporation. Adjusted EBITDA attributable to Parsons Corporation is Adjusted EBITDA excluding Adjusted EBITDA attributable to noncontrolling interests. Presented above, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, is a discussion of our definition of Adjusted EBITDA, how we use this metric, why we present this metric and the material limitations on the usefulness of this metric. See “Note 18—Segments Information” in the notes to the consolidated financial statements in this Form 10-Q for further discussion regarding our segment Adjusted EBITDA attributable to Parsons Corporation.

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests:

	Three Months Ended
(U.S. dollars in thousands)	March 31, 2020	March 31, 2019
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$31,617	$40,599
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	27,357	27,676
Adjusted EBITDA attributable to noncontrolling interests	1,522	3,749
Total Adjusted EBITDA	$60,496	$72,024

Federal Solutions

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2020	March 31, 2019	Dollar	Percent
Revenue	$477,571	$422,812	$54,759	13.0%
Adjusted EBITDA attributable to Parsons Corporation	$31,617	$40,599	$(8,982)	-22.1%

The increase in Federal Solutions revenue for the three months ended March 31, 2020 compared to the corresponding period last year was primarily due to an increase in business volume from new and existing contracts.

The decrease in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the three months ended March 31, 2020 compared to the corresponding period last year was primarily due to generally lower profit margins driven by an increase in volume on contracts with subcontractor and material costs.  Also, contributing to the decrease in Adjusted EBITDA attributable to Parsons Corporation, was an increase in IG&A from business acquisitions and corporate allocated costs.  IG&A, in the first quarter of 2019, included various positive overhead adjustments that did not recur in the first quarter of 2020.  These decreases were primarily offset by an increase in business volume from new awards and business acquisitions.

Critical Infrastructure

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2020	March 31, 2019	Dollar	Percent
Revenue	$493,422	$481,593	$11,829	2.5%
Adjusted EBITDA attributable to Parsons Corporation	$27,357	$27,676	$(319)	-1.2%

The increase in Critical Infrastructure revenue for the three months ended March 31, 2020 compared to the corresponding period last year was primarily due to an increase in business volume from existing contracts.

Adjusted EBITDA attributable to Parsons Corporation in Critical Infrastructure was substantially unchanged for the three months ended March 31, 2020 compared to the corresponding period last year.  Impacting Adjusted EBITDA attributable to Parsons Corporation for the three months ended March 31, 2020 compared to the corresponding period last year was an increase in business volume from higher margin contracts, offset in part by, a decrease in equity in earnings of unconsolidated joint ventures and an increase in IG&A.

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

There are likely to be certain impacts in our ability to collect accounts receivable as a result of the economic impacts from the COVID-19 pandemic.  Accounts receivable reflect amounts due from both commercial and government customers.  Our commercial customers are comprised principally of large, well-known and well-established companies.  Our government customers are comprised principally of national, state and local agencies in the U.S. and Middle East.  With respect to the Company’s government customers, we don’t expect there to be a risk of non-payment.  We do anticipate payment delays with the Company’s government customers in the Middle East due to the inability of most of the government’s administrative employees to perform work from home while quarantined.  With respect to the Company’s commercial customers, we generally don’t expect there to be a risk of non-payment but do anticipate an unknown level of payment delays.

As of March 31, 2020, we believe we have adequate liquidity and capital resources to fund our operations, support our debt service and support our ongoing acquisition strategy for at least the next twelve months based on the liquidity from cash provided by our operating activities, cash and cash equivalents on-hand and our borrowing capacity under our Revolving Credit Facility, which totals $440 million as of March 31, 2020.  We do not currently anticipate that COVID-19 pandemic related economic impacts will impair the Company’s ability to continue to maintain compliance with its debt covenants or access available borrowing capacity from our banks.

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

Accounts receivable is the principal component of our working capital and is generally driven by revenue growth. Accounts receivable reflects amounts billed to our clients as of each balance sheet date and receivable amounts that are currently due but unbilled. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels. Net days sales outstanding, which we refer to as net DSO, is calculated by dividing (i) (accounts receivable plus contract assets) less (contract liabilities plus accounts payable) by (ii) average revenue per day (calculated by dividing trailing twelve months revenue by the number of days in that period). We focus on collecting outstanding receivables to reduce Net DSO and working capital. Net DSO was 64 days at March 31, 2020 and 61 days at March 31, 2019. The increase in DSO was primarily in the Federal Solutions segment driven by certain administrative activities driven by a customer which have delayed the Company’s issuance of invoices.  Our working capital (current assets less current liabilities) was $450.6 million at March 31, 2020 and $382.0 million at December 31, 2019.

Our cash, cash equivalents and restricted cash decreased by $68.7 million to $126.7 million at March 31, 2020 from $195.4 million at December 31, 2019.

The following table summarizes our sources and uses of cash over the periods presented (in thousands):

	Fiscal Year Ended
	March 31, 2020	March 31, 2019
Net cash used in operating activities	$(118,983)	$(60,108)
Net cash used in investing activities	(12,202)	(301,059)
Net cash provided by financing activities	63,712	210,623
Effect of exchange rate changes	(1,179)	(182)
Net decrease in cash and cash equivalents	$(68,652)	$(150,726)

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

Net cash used in operating activities increased $58.9 million to $119.0 million for the three months ended March 31, 2020 compared to $60.1 million of cash used in operating activities for the three months ended March 31, 2019. The increase in net cash used in operating activities is primarily from a $40.7 million increase in cash outflows from our working capital accounts (primarily in accounts receivable and contract assets) and a change of $30.8 million in other long-term liabilities, primarily driven by the payment of long-term employee incentives offset by a $12.6 million increase in net income after adjusting for non-cash items.

Investing Activities

Net cash used in investing activities consists primarily of cash flows associated with capital expenditures and business acquisitions.

Net cash used in investing activities decreased $288.9 million to $12.2 million for the three months ended March 31, 2020, when compared to $301.1 million for the three months ended March 31, 2019, primarily due to the use of $287.5 million, net of cash acquired, for the acquisition of OGSystems on January 7, 2019.  The Company had no business acquisitions activity during the three months ended March 31, 2020.

Financing Activities

Net cash provided by financing activities is primarily associated with proceeds from debt, the repayment thereof, and distributions to noncontrolling interests.

Net cash provided by financing activities decreased $146.9 million to $63.7 million for the three months ended March 31, 2020, when compared to $210.6 million for the three months ended March 31, 2019, primarily due to lower borrowings, net of repayments of $165.0 million, and a decrease in distributions to noncontrolling interests of $18.6 million.

Letters of Credit

We also have in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated $193.5 million as of March 31, 2020, including $44.9 million of letters of credit outstanding under the Credit Agreement.  Total letters of credit outstanding at March 31, 2020 are $238.4 million.

Recent Accounting Pronouncements

See the information set forth in “Note 3—Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” in the notes to our consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2020, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate risks related to the Company’s Revolving Credit Facility. As of March 31, 2020, we had $65 million outstanding under the Revolving Credit Facility.  Borrowings under the Credit Facility bear interest, at the Company’s option, at either the Base Rate (as defined in the Credit Agreement), plus an applicable margin, or LIBOR plus an applicable margin. The applicable margin for Base Rate loans is a range of 0.125% to 1.00% and the applicable margin for LIBOR loans is a range of 1.125% to 2.00%, both based on the leverage ratio of the Company at the end of each fiscal quarter. The rates at March 31, 2020 and December 31, 2019 were 2.02% and 3.02%, respectively. Based on the $65 million outstanding under the Credit Agreement, an increase or decrease of 100 basis points in the Base Rate and/or LIBOR rate would result in an increase or decrease in annual interest expense of approximately $0.7 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures

Our management carried out, as of March 31, 2020, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020 , our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2020, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information required by this Item 1 is included in “Note 12 – Contingencies” included in the Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Form 10-Q which is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes from our Risk Factors disclosed in the Company’s Form 10-K for the year ended December 31, 2019 other than as set forth below.  See also our updates for the COVID-19 pandemic included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19.

Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19 which has spread from China to many other countries including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home" orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

Although we have continued our operations consistent with federal guidelines and state and local orders, the outbreak of COVID-19 and any preventive or protective actions taken by governmental authorities may have a material adverse effect on our operations, employees and customers, including business shutdowns or disruptions. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the outbreak and the effectiveness of actions taken globally to contain or mitigate its effects. Any resulting financial impact cannot be estimated reasonably at this time but may materially adversely affect our ability to collect accounts receivables and our business, results of operations, financial condition and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in our Form 10-K for the year ended December 31, 2019, such as those relating to government spending and priorities.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2019, (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 6, 2020	By:	/s/ George L. Ball
George L. Ball
Chief Financial Officer
(Principal Financial Officer)