Form 10-Q
period 2020-06-30
PARSONS CORP
filed 2020-08-05
CIK 275880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 27, 2020, the registrant had 100,724,683 shares of common stock, $1.00 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents (including $31,221 and $51,171 Cash of consolidated joint ventures)	$129,579	$182,688
Restricted cash and investments	7,041	12,686
Accounts receivable, net (including $257,967 and $166,355 Accounts receivable of consolidated joint ventures, net)	717,358	671,492
Contract assets (including $27,010 and $26,458 Contract assets of consolidated joint ventures)	645,556	575,089
Prepaid expenses and other current assets (including $8,524 and $11,182 Prepaid expenses and other current assets of consolidated joint ventures)	89,662	84,454
Total current assets	1,589,196	1,526,409

Property and equipment, net (including $2,672 and $2,945 Property and equipment of consolidated joint ventures, net)	124,764	122,751
Right of use assets, operating leases	225,054	233,415
Goodwill	1,045,344	1,047,425
Investments in and advances to unconsolidated joint ventures	64,905	68,620
Intangible assets, net	214,936	259,858
Deferred tax assets	129,737	130,401
Other noncurrent assets	57,246	61,489
Total assets	$3,451,182	$3,450,368

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable (including $91,969 and $85,869 Accounts payable of consolidated joint ventures)	$209,858	$216,613
Accrued expenses and other current liabilities (including $112,014 and $74,857 Accrued expenses and other current liabilities of consolidated joint ventures)	642,357	639,863
Contract liabilities (including $41,945 and $32,638 Contract liabilities of consolidated joint ventures)	219,037	230,681
Short-term lease liabilities, operating leases	47,648	49,994
Income taxes payable	12,053	7,231
Total current liabilities	1,130,953	1,144,382
Long-term employee incentives	22,122	56,928
Long-term debt	249,448	249,353
Long-term lease liabilities, operating leases	201,472	203,624
Deferred tax liabilities	9,117	9,621
Other long-term liabilities	131,818	125,704
Total liabilities	1,744,930	1,789,612
Contingencies (Note 12)
Shareholders' equity (deficit):
Common stock, $1 par value; authorized 1,000,000,000 shares; 146,495,690 and 146,440,701 shares issued; 23,929,462 and 21,772,888 public shares outstanding; 76,795,221 and 78,896,806 ESOP shares outstanding	146,496	146,441
Treasury stock, 45,771,008 shares at cost	(934,240)	(934,240)
Additional paid-in capital	2,658,036	2,649,975
Accumulated deficit	(182,753)	(218,025)
Accumulated other comprehensive loss	(19,991)	(14,261)
Total Parsons Corporation shareholders' equity	1,667,548	1,629,890
Noncontrolling interests	38,704	30,866
Total shareholders' equity	1,706,252	1,660,756
Total liabilities, redeemable common stock and shareholders' equity	$3,451,182	$3,450,368

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share information)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue	$979,459	$989,742	$1,950,452	$1,894,147
Direct cost of contracts	749,324	784,723	1,518,956	1,498,960
Equity in earnings of unconsolidated joint ventures	3,769	11,634	9,883	22,031
Indirect, general and administrative expenses	187,640	225,359	371,414	402,878
Operating income (loss)	46,264	(8,706)	69,965	14,340
Interest income	196	225	424	702
Interest expense	(4,159)	(6,376)	(8,181)	(14,668)
Other income (expense), net	715	1,506	263	1,547
Total other expense	(3,248)	(4,645)	(7,494)	(12,419)
Income (loss) before income tax expense	43,016	(13,351)	62,471	1,921
Income tax (expense) benefit	(11,891)	53,496	(16,975)	51,610
Net income including noncontrolling interests	31,125	40,145	45,496	53,531
Net (income) loss attributable to noncontrolling interests	(7,826)	114	(9,224)	(3,531)
Net income attributable to Parsons Corporation	$23,299	$40,259	$36,272	$50,000
Earnings per share:
Basic	$0.23	$0.44	$0.36	$0.59
Diluted	$0.23	$0.44	$0.36	$0.59

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income including noncontrolling interests	$31,125	$40,145	$45,496	$53,531
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	3,104	2,240	(5,696)	4,787
Pension adjustments, net of tax	23	17	(38)	26
Comprehensive income including noncontrolling interests, net of tax	34,252	42,402	39,762	58,344
Comprehensive (income) loss attributable to noncontrolling interests, net of tax	(7,830)	114	(9,220)	(3,531)
Comprehensive income attributable to Parsons Corporation, net of tax	$26,422	$42,516	$30,542	$54,813

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net income including noncontrolling interests	$45,496	$53,531
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	64,490	61,665
Amortization of debt issue costs	369	629
Gain on disposal of property and equipment	(43)	(24)
Provision for doubtful accounts	38	(866)
Deferred taxes	325	(64,924)
Foreign currency transaction gains and losses	1,185	(352)
Equity in earnings of unconsolidated joint ventures	(9,883)	(22,031)
Return on investments in unconsolidated joint ventures	15,893	15,023
Stock-based compensation	6,432	-
Contributions of treasury stock	29,468	24,529
Changes in assets and liabilities, net of acquisitions and newly consolidated joint ventures:
Accounts receivable	(49,618)	(97,450)
Contract assets	(70,739)	(50,842)
Prepaid expenses and current assets	(999)	(4,967)
Accounts payable	(6,228)	(4,517)
Accrued expenses and other current liabilities	(21,983)	17,763
Contract liabilities	(11,047)	11,464
Income taxes	4,048	(7,223)
Other long-term liabilities	(28,648)	20,097
Net cash used in operating activities	(31,444)	(48,495)
Cash flows from investing activities:
Capital expenditures	(22,938)	(25,953)
Proceeds from sale of property and equipment	943	1,873
Payments for acquisitions, net of cash acquired	-	(287,482)
Investments in unconsolidated joint ventures	(3,844)	(5,049)
Return of investments in unconsolidated joint ventures	17	4,403
Net cash used in investing activities	(25,822)	(312,208)
Cash flows from financing activities:
Proceeds from borrowings	180,600	350,000
Repayments of borrowings	(180,600)	(530,000)
Payments for debt costs and credit agreement	-	(286)
Contributions by noncontrolling interests	223	8,147
Distributions to noncontrolling interests	(1,605)	(20,787)
Purchase of treasury stock	-	(819)
Taxes paid on vested stock	(1,149)	-
Proceeds from issuance of common stock	1,684	537,331
Dividend paid	-	(52,093)
Net cash (used in) provided by financing activities	(847)	291,493
Effect of exchange rate changes	(641)	(602)
Net decrease in cash, cash equivalents, and restricted cash	(58,754)	(69,812)
Cash, cash equivalents and restricted cash:
Beginning of year	195,374	281,195
End of period	$136,620	$211,383

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Three Months Ended June 30, 2020 and June 30, 2019

(In thousands)

(Unaudited)

					Retained	Accumulated	Total
	Redeemable			Additional	Earnings	Other	Parsons
	Common	Common	Treasury	Paid-in	(Accumulated	Comprehensive	Equity	Noncontrolling
	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	(Deficit)	Interests	Total
Balance at March 31, 2020	$-	$146,441	$(934,240)	$2,652,227	$(206,052)	$(23,114)	$1,635,262	$32,117	$1,667,379
Comprehensive income
Net income	-	-	-	-	23,299	-	23,299	7,826	31,125
Foreign currency translation gain, net	-	-	-	-	-	3,100	3,100	4	3,104
Pension adjustments, net	-	-	-	-	-	23	23	-	23
Contributions	-	-	-	-	-	-	-	2	2
Distributions	-	-	-	-	-	-	-	(1,245)	(1,245)
Issuance of equity securities, net of retirements	-	55	-	1,629	-	-	1,684	-	1,684
Stock-based compensation	-	-	-	4,180	-	-	4,180	-	4,180
Balance at June 30, 2020	$-	$146,496	$(934,240)	$2,658,036	$(182,753)	$(19,991)	$1,667,548	$38,704	$1,706,252

Balance at March 31, 2019	$1,875,332	$-	$(957,838)	$-	$75,771	$(20,401)	$(902,468)	$31,828	$(870,640)
Comprehensive income
Net income	-	-	-	-	40,259	-	40,259	(114)	40,145
Foreign currency translation gain, net	-	-	-	-	-	2,240	2,240	-	2,240
Pension adjustments, net	-	-	-	-	-	17	17	-	17
Purchase of treasury stock	(6)	-	(6)	-	6	-	-	-	-
Distributions	-	-	-	-	-	-	-	5,638	5,638
Dividend paid	-	-	-	-	(52,093)	-	(52,093)	-	(52,093)
Conversion of S-Corp to C-Corp	25,877	-	-	-	(25,877)	-	(25,877)	-	(25,877)
IPO proceeds, net	-	21,296	-	516,034	-	-	537,330	-	537,330
ESOP shares at redemption value	978,986	-	-	(516,034)	(462,952)	-	(978,986)	-	(978,986)
Balance at June 30, 2019	$2,880,189	$21,296	$(957,844)	$-	$(424,886)	$(18,144)	$(1,379,578)	$37,352	$(1,342,226)

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Six Months Ended June 30, 2020 and June 30, 2019

(In thousands)

(Unaudited)

					Retained	Accumulated
	Redeemable			Additional	Earnings	Other	Total
	Common	Common	Treasury	Paid-in	(Accumulated	Comprehensive	Parsons	Noncontrolling
	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Deficit	Interests	Total
Balance at December 31, 2019	$-	$146,441	$(934,240)	$2,649,975	$(218,025)	$(14,261)	$1,629,890	$30,866	$1,660,756
Comprehensive income
Net income	-	-	-	-	36,272	-	36,272	9,224	45,496
Foreign currency translation (loss), net	-	-	-	-	-	(5,692)	(5,692)	(4)	(5,696)
Pension adjustments, net	-	-	-	-	-	(38)	(38)	-	(38)
Adoption of ASU 2016-13	-	-	-	-	(1,000)		(1,000)		(1,000)
Contributions	-	-	-	-	-	-	-	223	223
Distributions	-	-	-	-	-	-	-	(1,605)	(1,605)
Issuance of equity securities, net of retirement		55		1,629			1,684		1,684
Stock-based compensation	-	-	-	6,432	-	-	6,432	-	6,432
Balance at June 30, 2020	$-	$146,496	$(934,240)	$2,658,036	$(182,753)	$(19,991)	$1,667,548	$38,704	$1,706,252

Balance at December 31, 2018	$1,876,309	$-	$(957,025)	$-	$12,445	$(22,957)	$(967,537)	$46,461	$(921,076)
Comprehensive income
Net income	-	-	-	-	50,000	-	50,000	3,531	53,531
Foreign currency translation gain, net	-	-	-	-	-	4,787	4,787	-	4,787
Pension adjustments, net	-	-	-	-	-	26	26	-	26
ASC 842 Transition Adjustment	-	-	-	-	52,608	-	52,608	-	52,608
Purchase of treasury stock	(819)	-	(819)	-	819	-	-	-	-
Contributions	-	-	-	-	-	-	-	8,147	8,147
Distributions	-	-	-	-	-	-	-	(20,787)	(20,787)
Dividend paid	-	-	-	-	(52,093)	-	(52,093)	-	(52,093)
Conversion of S-Corp to C-Corp	25,877	-	-	-	(25,877)	-	(25,877)	-	(25,877)
IPO proceeds, net	-	21,296	-	516,034	-	-	537,330	-	537,330
ESOP shares at redemption value	978,822	-	-	(516,034)	(462,788)	-	(978,822)	-	(978,822)
Balance at June 30, 2019	$2,880,189	$21,296	$(957,844)	$-	$(424,886)	$(18,144)	$(1,379,578)	$37,352	$(1,342,226)

The accompanying notes are an integral part of these consolidated financial statements.

Parsons Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

1.	Description of Operations

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

Employee Stock Purchase Plan

During the second quarter of fiscal 2020, initial purchases of the Company’s common Stock were made under the Parsons Employee Stock Purchase Program (“ESPP”).  Under the ESPP, eligible employees who elect to participate are granted the right to purchase shares of the common stock of Parsons at a discount that is limited to 5% of the per-share market value on the day shares are sold to employees.  Purchases of common stock under the ESPP are included in “proceeds from issuance of common stock” in cash flows from financing activities in the Consolidated Statements of Cash Flows.
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

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 was issued as a means to reduce the complexity of accounting for income taxes for those entities that fall within the scope of the standard. The guidance is to be applied using a prospective method, excluding amendments related to franchise taxes, which should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company does not expect this standard to have a material impact on its consolidated financial statements.
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

Amortization expense of $5.9 million and $5.9 million related to these intangible assets was recorded for the three months ended June 30, 2020 and June 30, 2019, respectively, and $11.9 million and $11.9 million for the six months ended June 30, 2020 and June 30, 2019, respectively. The entire value of goodwill of $183.5 million was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill of $16 million is deductible for tax purposes.

The amount of revenue generated by OGSystems and included within consolidated revenues is $37.7 million and $46.1 million for the three months June 30, 2020 and June 30, 2019, respectively, and $70.8 million and $75.1 million for the six months ended June 30, 2020 and June 30, 2019, respectively.  The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the OGSystems acquisition had been consummated as of the beginning of fiscal year 2018 (December 30, 2017) (in thousands) is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Pro forma revenue	$979,459	$989,742	$1,950,452	$1,896,102
Pro forma net income including noncontrolling interests	$32,165	$40,976	$47,628	$58,433

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

Amortization expense of $3.6 million and $7.2 million related to these intangible assets was recorded for the three and six months ended June 30, 2020, respectively. The entire value of goodwill of $125.1 million was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill in its entirety is deductible for tax purposes.

The amount of revenue generated by QRC and included within consolidated revenues for the three and six months ended June 30, 2020 is $8.1 million and $12.5 million, respectively. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information

Supplemental information on an unaudited pro forma basis, assuming the QRC Technologies acquisition had been consummated as of the beginning of fiscal year 2018 (December 30, 2017) (in thousands) is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Pro forma revenue	$979,459	$1,001,145	$1,950,452	$1,912,142
Pro forma net income including noncontrolling interests	$31,235	$40,772	$46,971	$51,617

5.	Contracts with Customers

Disaggregation of Revenue

The Company’s contracts contain both fixed-price and cost reimbursable components. Contract types are based on the component that represents the majority of the contract. The following table presents revenue disaggregated by contract type (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Fixed-Price	$311,368	$304,647	$619,676	$562,342
Time-and-Materials	259,381	269,364	511,820	525,070
Cost-Plus	408,710	415,731	818,956	806,735
Total	$979,459	$989,742	$1,950,452	$1,894,147

See “Note 18 – Segments Information” for the Company’s revenues by business lines.

Contract Assets and Contract Liabilities

Contract assets and contract liabilities balances at June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30, 2020	December 31, 2019	$ change	% change
Contract assets	$645,556	$575,089	$70,467	12.3%
Contract liabilities	219,037	230,681	(11,644)	-5.0%
Net contract assets (liabilities) (1)	$426,519	$344,408	$82,111	23.8%

(1)

Total contract retentions included in net contract assets (liabilities) were $89.2 million as of June 30, 2020, of which $47.3 million are not expected to be paid in the next 12 months. Total contract retentions included in net contract assets (liabilities) were $85.5 million as of December 31,2019. Contract assets at June 30, 2020 and December 31, 2019 include $103.7 million and $73.0 million, respectively, related to unapproved change orders, claims, and requests for equitable adjustment. For the three and six months ended June 30, 2020 and June 30, 2019, there were no material losses recognized related to the collectability of claims, unapproved change orders, and requests for equitable adjustment.

During the three months ended June 30, 2020 and June 30, 2019, the Company recognized revenue of $28.4 million and $27.3 million, respectively, and $122.7 million and $113.0 million during the six months ended June 30, 2020 and June 30, 2019, respectively that was included in the corresponding contract liability balance at December 31, 2019 and December 31, 2018, respectively. Certain changes in contract assets and contract liabilities consisted of the following:

	June 30, 2020	December 31, 2019
Acquired contract assets	$-	$9,747
Acquired contract liabilities	-	1,300
Change in the estimate of variable consideration	-	12,166

  There was no significant impairment of contract assets recognized during the three and six months ended June 30, 2020 and June 30, 2019.

  Revisions in estimates, such as changes in estimated claims or incentives, related to performance obligations partially satisfied in previous periods that individually had an impact of $5 million or more on revenue resulted in an increase in revenue of $9.0 million for the three and six months ended June 30, 2020, and no amounts for the three and six months ended June 30, 2019.

Accounts Receivable, net

Accounts receivable, net consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Billed	$487,654	$475,528
Unbilled	235,245	201,461
Total accounts receivable, gross	722,899	676,989
Allowance for doubtful accounts	(5,541)	(5,497)
Total accounts receivable, net	$717,358	$671,492

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

The allowance for doubtful accounts was determined based on consideration of trends in actual and forecasted credit quality of clients, including delinquency and payment history, type of client, such as a government agency or commercial sector client, and general economic conditions and particular industry conditions that may affect a client’s ability to pay. COVID-19 Impacts: We have not seen and do not expect there to be a risk of non-payment from either our government agency or commercial customers.  We have experienced payment delays due to administrative limitations from both types of customers.

Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations (“RUPO”) as of June 30, 2020 represent a measure of the total dollar value of work to be performed on contracts awarded and in-progress. The Company had $5.0 billion in RUPO as of June 30, 2020.

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

The Company expects to satisfy its RUPO as of June 30, 2020 over the following periods (in thousands):

Period RUPO Will Be Satisfied	Within One Year	Within One to Two Years	Thereafter
Federal Solutions	$1,298,368	$541,804	$259,113
Critical Infrastructure	1,539,418	629,956	743,576
Total	$2,837,786	$1,171,760	$1,002,689

6.	Leases

  The Company has operating and finance leases for corporate and project office spaces, vehicles, heavy machinery and office equipment. Our leases have remaining lease terms of one year to 10 years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases up to the seventh year.

The components of lease costs for the three and six months ended June 30, 2020 and June 30, 2019 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating lease cost	$15,755	$17,581	$33,026	$35,866
Short-term lease cost	4,301	3,492	7,952	5,496
Amortization of right-of-use assets	251	110	505	335
Interest on lease liabilities	22	15	46	31
Sublease income	(932)	(1,085)	(1,812)	(2,015)
Total lease cost	$19,397	$20,113	$39,717	$39,713

Supplemental cash flow information related to leases for the six months ended June 30, 2020 and June 30, 2019 is as follows (in thousands):

	Six Months Ended
	June 30, 2020	June 30, 2019
Operating cash flows for operating leases	$30,676	$35,012
Operating cash flows for financing activities	46	412
Financing cash flows from finance leases	553	-
Right-of-use assets obtained in exchange for new operating lease liabilities	17,034	254,084
Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$1,818

Supplemental balance sheet and other information related to leases as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

	June 30, 2020	December 31, 2019
Operating Leases:
Right-of-use assets	$225,054	$233,415
Lease liabilities:
Current	$47,648	$49,994
Long-term	201,472	203,624
Total operating lease liabilities	$249,120	$253,618
Finance Leases:
Other noncurrent assets	$1,876	$2,377
Accrued expenses and other current liabilities	$1,031	$1,075
Other long-term liabilities	$695	$1,202

Weighted Average Remaining Lease Term:
Operating leases	5 years	6 years
Finance leases	2 years	3 years
Weighted Average Discount Rate:
Operating leases	3.8%	4.0%
Finance leases	4.5%	4.5%

As of June 30, 2020, the Company has additional operating leases, primarily for office spaces, that have not yet commenced of $2.2 million. These operating leases will commence in 2020 with lease terms of  six years.

A maturity analysis of the future undiscounted cash flows associated with the Company’s operating and finance lease liabilities as of June 30, 2020 is as follows (in thousands):

	Operating Leases	Finance Leases
2020 (remaining)	$25,732	$560
2021	59,006	879
2022	53,031	334
2023	46,075	56
2024	36,213	-
Thereafter	55,006	-
Total lease payments	275,063	1,829
Less: imputed interest	(25,943)	(102)
Total present value of lease liabilities	$249,120	$1,727

7.	Goodwill

The following table summarizes the changes in the carrying value of goodwill by reporting segment at June 30, 2020 and December 31, 2019 (in thousands):

	December 31, 2019	Foreign Exchange	June 30, 2020
Federal Solutions	$975,405	$-	$975,405
Critical Infrastructure	72,020	(2,081)	69,939
Total	$1,047,425	$(2,081)	$1,045,344

The ultimate impact from the COVID-19 pandemic is difficult to predict.  While many uncertainties exist, we currently anticipate no material change in our financial condition or results of operations.  Although the Company does not anticipate a material change to our financial condition or results of operations, the Company performed a qualitative triggering analysis and determined there was no triggering event indicating a potential impairment to the carrying value of its goodwill at June 30, 2020 and concluded there has not been an impairment.
8.	Intangible Assets

The gross amount and accumulated amortization of intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets are as follows (in thousands except for years):

	June 30, 2020			December 31, 2019			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (in years)
Backlog	$109,255	$(95,338)	$13,917	$109,255	$(87,510)	$21,745	3
Customer relationships	228,529	(89,079)	139,450	228,529	(67,809)	160,720	7
Leases	670	(590)	80	670	(580)	90	5
Developed technology	110,939	(54,850)	56,089	110,939	(40,749)	70,190	4
Trade name	8,200	(6,817)	1,383	8,200	(5,667)	2,533	1
Non-compete agreements	3,600	(1,475)	2,125	3,600	(925)	2,675	3
In process research and development	1,800	-	1,800	1,800	-	1,800	n/a
Other intangibles	275	(183)	92	275	(170)	105	10
Total intangible assets	$463,268	$(248,332)	$214,936	$463,268	$(203,410)	$259,858

The aggregate amortization expense of intangible assets for the three months ended June 30, 2020 and June 30, 2019 was $22.1 million and $21.4 million, respectively and for the six months ended June 30, 2020 and June 30, 2019 was $44.8 million and $42.3 million, respectively.

Estimated amortization expense for the remainder of the current fiscal year and in each of the next four years and beyond is as follows (in thousands):

June 30, 2020
2020 (remaining)	$41,696
2021	81,552
2022	36,095
2023	23,549
2024	9,098
Thereafter	21,146
Total	$213,136

9.	Property and Equipment, Net

Property and equipment consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019	Useful lives (years)
Buildings and leasehold improvements	$91,688	$81,065	1-15
Furniture and equipment	91,336	91,720	3-10
Computer systems and equipment	170,484	164,161	3-10
Construction equipment	9,547	11,765	5-7
	363,055	348,711
Accumulated depreciation	(238,291)	(225,960)
Property and equipment, net	$124,764	$122,751

Depreciation expense for the three months ended June 30, 2020 and June 30, 2019 was $9.8 million and $9.7 million, respectively, and $19.4 million  and $19.4 million, respectively, for the six months ended June 30, 2020 and June 30, 2019.

10.	Debt and Credit Facilities

Debt consisted of the following (in thousands):

Long-Term:	June 30, 2020	December 31, 2019
Senior notes	250,000	250,000
Debt issuance costs	(552)	(647)
Total long-term	$249,448	$249,353

In November 2017, the Company entered into an amended and restated Credit Agreement. The Company incurred $2.0 million of costs in connection with this amendment. Under the agreement, the Company’s revolving credit facility was increased from $500 million to $550 million and the term of the agreement was extended through November 2022. The borrowings under the Credit Agreement bear interest, at the Company’s option, at either the Base Rate (as defined in the Credit Agreement), plus an applicable margin, or LIBOR plus an applicable margin. The applicable margin for Base Rate loans is a range of 0.125% to 1.00% and the applicable margin for LIBOR loans is a range of 1.125% to 2.00%, both based on the leverage ratio of the Company at the end of each fiscal quarter. The rates at June 30, 2020 and December 31, 2019 were 1.42% and 3.02%, respectively. Borrowings under this Credit Agreement are guaranteed by certain of the Company’s operating subsidiaries. Letters of credit commitments outstanding under this agreement aggregated to $44.9 million and $43.7 million at June 30, 2020 and December 31, 2019, respectively, which reduced borrowing limits available to the Company. Interest expense related to the Credit Agreement was $0.3 million and $0.4 million for the three and six months ended June 30, 2020, respectively, and for the three and six months ended June 30, 2019 was $1.6 million and $5.0 million, respectively. There were no loan amounts outstanding under the Credit Agreement at June 30, 2020.

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

The Company incurred $1.1 million of debt issuance costs in connection with the private placement. On August 10, 2018, the Company finalized an amended and restated intercreditor agreement related to this private placement to more closely align certain covenants and definitions with the terms under the 2017 amended and restated Credit Agreement and incurred $0.5 million of additional issuance costs. These costs are presented as a direct deduction from the debt on the face of the consolidated balance sheets.  Interest expense related to the Senior Notes for both the three and six months ended June 30, 2020 and June 30, 2019 was $3.1 million and $6.2 million, respectively. The amortization of debt issuance costs and interest expense are recorded in “Interest expense” on the consolidated statements of income. The Company made interest payments related to the Senior Notes for both the three and six months ended June 30, 2020 and June 30, 2019 of $0 million and $6.2 million, respectively.  Interest payable of $5.6 million and $5.7 million is recorded in “Accrued expenses and other current liabilities” on the consolidated balance sheets at June 30, 2020 and December 31, 2019, respectively, related to the Senior Notes.

The Credit Agreement and private placement includes various covenants, including restrictions on indebtedness, liens, acquisitions, investments or dispositions, payment of dividends and maintenance of certain financial ratios and conditions. The Company was in compliance with these covenants at June 30, 2020 and December 31, 2019.

The Company also has in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated $186.6 million and $197.3 million at June 30, 2020 and December 31, 2019, respectively.

Using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, and risk profile, the Company estimated the fair value (Level 2) of its senior notes at June 30, 2020 approximates $272.2 million. See “Note 16 – Fair Value of Financial Instruments” for the definition of Level 2 of the fair value hierarchy.

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

    On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits Net Operating Loss (“NOL“) carryovers to offset 100% of taxable income for tax years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding tax years to generate a refund of previously paid income taxes. The CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. The CARES Act also accelerates the refund of alternative minimum tax (“AMT”) credits that were previously accumulated.  The Company does not expect that the modifications on the limitation of business interest or AMT credits would have any impact to the Company. Under the NOL carryback provision, the Company expects to carry back some of its NOLs relating to certain amounts associated with acquisitions which may be subject to certain shareholders’ claims.

On July 9, 2020, the U.S. Treasury Department issued final tax regulations related to the foreign-derived intangible income and global intangible low-taxed income (GILTI) provisions. Also, on July 20, 2020 the U.S. Treasury Department released final tax regulations permitting a taxpayer to elect to exclude from its GILTI inclusion items of income subject to a high effective rate of foreign tax. The Company is currently assessing the impact of the new legislation to its consolidated financial statements but does not expect a material change of its income tax expense due to the new regulations.

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

In connection with the Company’s IPO on May 8, 2019, the “S” Corporation status was terminated, and the Company is now treated as a “C” Corporation under the Code. The termination of the “S” Corporation election has had a material impact on the Company’s results of operations, financial condition, and cash flows as reflected in the June 30, 2020 consolidated financial statements. The effective tax rate has increased, and net income has decreased as compared to the Company’s “S” Corporation tax years, since the Company is now subject to both U.S. federal and state corporate income taxes on its earnings.

The Company’s effective tax rate was 27.64% and 400.68% for the three months ended June 30, 2020 and 2019, respectively. The change in the effective tax rate was due primarily to nonrecurring tax items included in the second quarter 2019 income taxes associated with a $56 million tax benefit from the remeasurement of deferred taxes associated with the Company’s change in “S” Corporation to “C” Corporation status. The Company’s effective tax rate for the six months ended June 30, 2020 and 2019 was 27.17% and (2,686.95)%.  The change in the effective tax rate was due primarily to the nonrecurring tax items included in 2019 for the remeasurement of deferred taxes associated with the change in tax status.  The difference between the effective tax rate and the statutory U.S. Federal income tax rate of 21.0% for the quarter ended June 30, 2020 primarily relates to state income taxes.

As of June 30, 2020, the Company’s deferred tax assets included a valuation allowance of $17.2 million primarily related to foreign net operating loss carryforwards, foreign tax credit carryforwards, and capital losses that the Company has determined are not more-likely-than-not to be realized. The factors used to assess the likelihood of realization include:  the past performance of the related entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.

As of June 30, 2020 and December 31, 2019, the liability for income taxes associated with uncertain tax positions was $14.6 million and $15.5 million, respectively.  It is reasonably possible that the Company may realize a decrease in our uncertain tax positions of approximately $1.7 million during the next twelve months as a result of concluding various tax audits and closing tax years.  Although the Company believes its reserves for its tax positions are reasonable, the final outcome of tax audits could be materially different, both favorably and unfavorably.  It is reasonably possible that certain audits may conclude in the next 12 months and that the unrecognized tax benefits the Company has recorded in relation to these tax years may change compared to the liabilities recorded for these periods. However, it is not currently possible to estimate the amount, if any, of such change.
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

The Company’s principal retirement benefit plan is the Parsons Employee Stock Ownership Plan (“ESOP”), a stock bonus plan, established in 1975 to cover eligible employees of the Company and certain affiliated companies. Contributions of treasury stock to the ESOP are made annually in amounts determined by the Company’s board of directors and are held in trust for the sole benefit of the participants. Shares allocated to a participant’s account are fully vested after three years of credited service, or in the event(s) of reaching age 65, death or disability while an active employee of the Company. As of June 30, 2020 and December 31, 2019, total shares of the Company’s common stock were 100,724,683 and 100,669,694, respectively, of which 76,795,221 and 78,896,806, respectively, were held by the ESOP.

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

Total ESOP contribution expense was $14.6 million and $12.3 million for the three months ended June 30, 2020 and June 30, 2019, respectively, and $29.5 million and $24.5 million for the six months ended June 30, 2020 and June 30, 2019, respectively.  The expense is recorded in “Direct costs of contracts” and “Indirect, general and administrative expense” in the consolidated statements of income. The fiscal 2020 ESOP contribution has not yet been made.  The amount is currently included in accrued liabilities.

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

Letters of credit outstanding described in “Note 10 – Debt and Credit Facilities” that relate to project ventures are $65.7 million and $55.0 million at June 30, 2020 and December 31, 2019, respectively.

In the table below, aggregated financial information relating to the Company’s joint ventures is provided because their nature, risk and reward characteristics are similar. None of the Company’s current joint ventures that meet the characteristics of a VIE are individually significant to the consolidated financial statements.

Consolidated Joint Ventures

The following represents financial information for consolidated joint ventures included in the consolidated financial statements (in thousands):

	June 30, 2020	December 31, 2019
Current assets	$324,721	$255,167
Noncurrent assets	1,947	2,860
Total assets	326,668	258,027
Current liabilities	246,019	193,583
Total liabilities	246,019	193,583
Total joint venture equity	$80,649	$64,444

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue	$117,889	$109,004	$218,167	$224,108
Costs	101,935	106,781	199,085	213,987
Net income	$15,954	$2,223	$19,082	$10,121
Net income (loss) attributable to noncontrolling interests	$7,826	$(114)	$9,224	$3,531

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

The following represents the financial information of the Company’s unconsolidated joint ventures as presented in their unaudited financial statements (in thousands):

	June 30, 2020	December 31, 2019
Current assets	$775,365	$801,335
Noncurrent assets	541,528	564,160
Total assets	1,316,893	1,365,495
Current liabilities	720,964	655,495
Noncurrent liabilities	486,464	507,131
Total liabilities	1,207,428	1,162,626
Total joint venture equity	109,465	202,869
Investments in and advances to unconsolidated joint ventures	$64,905	$68,620

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue	$238,188	$521,218	$691,447	$750,684
Costs	223,686	497,227	650,691	714,007
Net income	$14,502	$23,991	$40,756	$36,677
Equity in earnings of unconsolidated joint ventures	$3,769	$11,634	$9,883	$22,031

The Company received net distributions from its unconsolidated joint ventures for the three months ended June 30, 2020 and June 30, 2019 of $5.6 million and $6.3 million, respectively, and for the six months ended June 30, 2020 and June 30, 2019 of $12.1 million and $14.4 million , respectively.

15.	Related Party Transactions

The Company often provides services to unconsolidated joint ventures and revenues include amounts related to recovering overhead costs for these services. Revenues related to services the Company provided to unconsolidated joint ventures for the three months ended June 30, 2020 and June 30, 2019 were $42.4 million and $50.7 million, respectively, and for the six months ended June 30, 2020 and June 30, 2019 were $82.8 million and $84.3 million respectively.  For the three months ended June 30, 2020 and June 30, 2019, the Company incurred $34.6 million and $39.0 million, respectively, and for the six months ended June 30, 2020 and June 30, 2019, $66.1 million and $66.2 million, respectively, of reimbursable costs. Amounts included in the consolidated balance sheets related to services the Company provided to unconsolidated joint ventures are as follows (in thousands):

	June 30, 2020	December 31, 2019
Accounts receivable	$40,199	$37,425
Contract assets	3,309	6,955
Contract liabilities	4,435	4,509

16.	Fair Value of Financial Instruments

The authoritative guidance on fair value measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). At June 30, 2020 and December 31, 2019, the Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable, and other liabilities. The fair values of these financial instruments approximate their carrying values due to their short-term maturities.

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

The following table reconciles the denominator used to compute basic earnings per share (“EPS”) to the denominator used to compute diluted EPS for the three and six months ended June 30, 2020 and June 30, 2019.  Basic EPS is computed using the weighted average number of shares outstanding during the period and income available to shareholders. Diluted EPS is computed similar to basic EPS, except the weighted average number of shares outstanding is increased to include the dilutive effects of equity-based awards. For the three and six months ended June 30, 2020, there were 4,939 shares and 4,066 shares, respectively, excluded from the number of shares used in calculating diluted EPS as their inclusion would be antidilutive.  There were no dilutive securities outstanding for the three and six months ended June 30, 2019.

The weighted average number of shares used to compute basic and diluted EPS were:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Basic weighted average number of shares outstanding	100,694,938	92,336,119	100,682,315	85,248,801
Dilutive common share equivalents	290,649	-	266,369	-
Diluted weighted average number of shares outstanding	100,985,587	92,336,119	100,948,684	85,248,801

18.	Segment Information

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

The following table summarizes business segment revenue for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Federal Solutions revenue	$482,210	$478,497	$959,781	$901,309
Critical Infrastructure revenue	497,249	511,245	990,671	992,838
Total revenue	$979,459	$989,742	$1,950,452	$1,894,147

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

	Three Months Ended		Six Months Ended
Adjusted EBITDA attributable to Parsons Corporation	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Federal Solutions	$47,700	$35,700	$79,317	$76,299
Critical Infrastructure	35,519	40,525	62,876	68,201
Adjusted EBITDA attributable to Parsons Corporation	83,219	76,225	142,193	144,500
Adjusted EBITDA attributable to noncontrolling interests	7,942	(20)	9,464	3,729
Depreciation and amortization	(32,081)	(31,074)	(64,490)	(61,665)
Interest expense, net	(3,963)	(6,151)	(7,757)	(13,966)
Income tax (expense) benefit	(11,891)	53,496	(16,975)	51,610
Equity-based compensation expense	(12,854)	(43,311)	(5,133)	(47,161)
Transaction-related costs (a)	2,485	(7,715)	(9,526)	(17,070)
Restructuring expense (b)	(1,143)	(353)	(1,110)	(2,571)
Other (c)	(589)	(952)	(1,170)	(3,875)
Net income including noncontrolling interests	31,125	40,145	45,496	53,531
Net income attributable to noncontrolling interests	7,826	(114)	9,224	3,531
Net income attributable to Parsons Corporation	$23,299	$40,259	$36,272	$50,000

(a)	Reflects costs incurred in connection with acquisitions, the IPO, and other non-recurring transaction costs, primarily fees paid for professional services and employee retention.
(b)	Reflects costs associated with corporate restructuring initiatives.
(c)	Includes a combination of gain/loss related to sale of fixed assets, software implementation costs, and other individually insignificant items that are non-recurring in nature.

Asset information by segment is not a key measure of performance used by the CODM.

The following tables present revenues and property and equipment, net by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue
North America	$800,044	$819,255	$1,597,990	$1,550,285
Middle East	174,689	167,624	343,548	335,576
Rest of World	4,726	2,863	8,914	8,286
Total Revenue	$979,459	$989,742	$1,950,452	$1,894,147

The geographic location of revenue is determined by the location of the customer.

	June 30, 2020	December 31, 2019
Property and Equipment, Net
North America	$119,985	$117,606
Middle East	4,779	5,145
Total Property and Equipment, Net	$124,764	$122,751

North America includes revenue in the United States for the three months ended June 30, 2020 and June 30, 2019 of $737.4 million and $744.3 million, respectively, and for the six months ended June 30, 2020 and June 30, 2019 $1.5 billion and $1.4 billion, respectively.  North America property and equipment, net includes $112.6 million and $109.9 million of property and equipment, net in the United States at June 30, 2020 and December 31, 2019, respectively.

The following table presents revenues by business lines (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue
Space & Geospatial Solutions	$57,967	$65,768	$109,255	$111,525
Cyber & Intelligence	102,993	80,489	201,875	153,038
Engineered Systems	166,483	167,276	339,315	312,894
Missile Defense & C5ISR	154,767	164,964	309,336	323,852
Federal Solutions revenues	482,210	478,497	959,781	901,309
Mobility Solutions	398,890	401,842	790,411	775,822
Connected Communities	98,359	109,403	200,260	217,016
Critical Infrastructure revenues	497,249	511,245	990,671	992,838
Total Revenue	$979,459	$989,742	$1,950,452	$1,894,147

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

The Company has experienced an impact in the volume of work in both the Federal Solutions and Critical Infrastructure segments where customers have restricted access to certain project sites.  We have not seen any substantive cancellations of previously awarded contracts.  In the Federal Solutions segment, we have had some existing contracts extended.  We continue to see several potential contract awards pushed out to a future date.

The Company is receiving limited benefits associated with the CARES Act related to its work on certain US national security projects; however, the curtailment of work under these projects and the CARES Act benefits are not likely to have a material impact on our financial condition or results of operations.

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

PARSONS CORPORATION Enabling a safer, smarter, and more interconnected world. Engineered solutions for complex physical and digital infrastructure challenges SEGMENTS KEY FACTS AND FIGURES Technology-driven solutions for defense and intelligence customers FINANCIAL SNAPSHOT $4B Total Revenue Trailing 12-Months (Q2 2020) $4B Contract Awards Trailing 12-Months (Q2 2020) 75+ Years Of History Federal Solutions 49% Critical Infrastructure 51% Federal Solutions 58% Critical Infrastructure 42% Federal Solutions Critical Infrastructure ~16K Employees 6% Revenue Growth Trailing 12-Months (Q2 2020) 1.0X Book-To-Bill Ratio Trailing 12-Months (Q2 2020) $7.7B Backlog As Of 6/30/2020 PARSONS CORPORATION.

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

Key Metrics

We manage and assess the performance of our business by evaluating a variety of metrics. The following table sets forth selected key metrics (in thousands, except Book-to-Bill):

	June 30, 2020	June 30, 2019
Awards (year to date)	$1,971,186	$2,199,210
Backlog (1)	$7,718,690	$8,500,954
Book-to-Bill (year to date)	1.0	1.2

(1)

Difference between our backlog of $7.7 billion and our remaining unsatisfied performance obligations, or RUPO, of $5.0 billion, each as of June 30, 2020, is due to (i) unissued delivery orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

Awards

Awards generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Contract awards include both new and re-compete contracts and task orders. Given that new contract awards generate growth, we closely track our new awards each year.

The following table summarizes the year to-date value of new awards for the periods presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Federal Solutions	$433,140	$422,829	$1,048,830	$1,231,369
Critical Infrastructure	571,951	555,313	922,356	967,841
Total Awards	$1,005,091	$978,142	$1,971,186	$2,199,210

The change in new awards from year to year is primarily due to ordinary course fluctuations in our business.  The volume of contract awards can fluctuate in any given period due to win rate and the timing and size of the awards issued by our customers.  The change in new awards in our Federal Solutions segment for the six months ended June 30, 2020 when compared to the corresponding period last year was impacted by two significant contracts awarded in the first quarter of 2019.  The awards in Critical Infrastructure for the three and six months ended June 30, 2020, were impacted by potential awards being pushed out to a future date.

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

The following table summarizes the value of our backlog at the respective dates presented below: (in thousands):

	June 30, 2020	June 30, 2019
Federal Solutions:
Funded	$1,308,663	$1,003,167
Unfunded	3,654,203	4,031,137
Total Federal Solutions	4,962,866	5,034,304
Critical Infrastructure:
Funded	2,719,037	3,428,364
Unfunded (1)	36,787	38,286
Total Critical Infrastructure	2,755,824	3,466,650
Total Backlog (2)	$7,718,690	$8,500,954

(1)

As presented in the first quarter of 2019, funded backlog for the Critical Infrastructure segment was overstated by $38.3 million with a corresponding understatement in unfunded backlog.  There was no impact on total Critical Infrastructure backlog or total backlog for Parsons Corporation.

(2)

Difference between our backlog of $7.7 billion and our RUPO of $5.0 billion, each as of June 30, 2020, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

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

We expect to recognize $2.8 billion of our funded backlog at June 30, 2020 as revenues in the following twelve months. However, our U.S. federal government customers may cancel their contracts with us at any time through a termination for convenience or may elect to not exercise option periods under such contracts. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed. See “Risk Factors—Risk Relating to Our Business—We may not realize the full value of our backlog, which may result in lower than expected revenue” in the Company’s Form 10-K for the year ended December 31, 2019.

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

	Three months ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Federal Solutions	0.9	0.9	1.1	1.4
Critical Infrastructure	1.2	1.1	0.9	1.0
Overall	1.0	1.0	1.0	1.2

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

The table below presents the percentage of total revenue for each type of contract.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Fixed-price	31.8%	30.8%	31.8%	29.7%
Time-and-materials	26.5%	27.2%	26.2%	27.7%
Cost-plus	41.7%	42.0%	42.0%	42.6%

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

Joint Ventures

We conduct a portion of our business through joint ventures or similar partnership arrangements. For the joint ventures we control, we consolidate all the revenues and expenses in our consolidated statements of income (including revenues and expenses attributable to noncontrolling interests). For the joint ventures we do not control, we recognize equity in earnings (loss) of unconsolidated joint ventures. Our revenues included amounts related to services we provided to our unconsolidated joint ventures for the three months ended June 30, 2020 and June 30, 2019 of $42.4 million and $50.7 million, respectively, and for the six months ended June 30, 2020 and June 30, 2019 of $82.8 million and $84.3 million, respectively.

Operating costs and expenses

Operating costs and expenses primarily include direct costs of contracts and indirect, general and administrative expenses. Costs associated with compensation-related expenses for our people and facilities, which includes ESOP contribution expenses, are the most significant component of our operating expenses. Total ESOP contribution expense for the three months ended June 30, 2020 and June 30, 2019 was $14.6 million and $12.3 million, respectively, and for the six months ended June 30, 2020 and June 30, 2019 was $29.5 million and $24.5 million, respectively and is recorded in “Direct cost of contracts” and “Indirect, general and administrative expenses.” We expect operating expenses to increase due to our anticipated growth and the incremental costs associated with being a public company.

Direct costs of contracts consist of direct labor and associated fringe benefits, indirect overhead, subcontractor and materials (“pass-through costs”), travel expenses and other expenses incurred to perform on contracts.

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

Adjusted EBITDA

The following table sets forth Adjusted EBITDA, Net Income Margin, and Adjusted EBITDA Margin for the three and six months ended June 30, 2020 and June 30, 2019.

	Three Months Ended		Six Months Ended
(U.S. dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Adjusted EBITDA (1)	$91,161	$76,205	$151,657	$148,229
Net Income Margin (2)	3.2%	4.1%	2.3%	2.8%
Adjusted EBITDA Margin (3)	9.3%	7.7%	7.8%	7.8%

(1)	A reconciliation of net income attributable to Parsons Corporation to Adjusted EBITDA is set forth below (in thousands).

(2)	Net Income Margin is calculated as net income including noncontrolling interest divided by revenue in the applicable period
(3)	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by revenue in the applicable period.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income attributable to Parsons Corporation	$23,299	$40,259	$36,272	$50,000
Interest expense, net	3,963	6,151	7,757	13,966
Income tax expense (benefit)	11,891	(53,496)	16,975	(51,610)
Depreciation and amortization	32,081	31,074	64,490	61,665
Net income attributable to noncontrolling interests	7,826	(114)	9,224	3,531
Equity-based compensation	12,854	43,311	5,133	47,161
Transaction-related costs (a)	(2,485)	7,715	9,526	17,070
Restructuring (b)	1,143	353	1,110	2,571
Other (c)	589	952	1,170	3,875
Adjusted EBITDA	$91,161	$76,205	$151,657	$148,229

(a)	Reflects costs incurred in connection with acquisitions, IPO, and other non-recurring transaction costs, primarily fees paid for professional services and employee retention.
(b)	Reflects costs associated with our corporate restructuring initiatives.
(c)	Includes a combination of gain/loss related to sale of fixed assets, software implementation costs, and other individually insignificant items that are non-recurring in nature.

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests (in thousands):

	Three Months Ended		Variance		Six Months Ended		Variance
	June 30, 2020	June 30, 2019	Dollar	Percent	June 30, 2020	June 30, 2019	Dollar	Percent
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$47,700	$35,700	$12,000	33.6%	$79,317	$76,299	$3,018	4.0%
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	35,519	40,525	(5,006)	-12.4%	62,876	68,201	(5,325)	-7.8%
Adjusted EBITDA attributable to noncontrolling interests	7,942	(20)	7,962	N/A	9,464	3,729	5,735	153.8%
Total Adjusted EBITDA	$91,161	$76,205	$14,956	19.6%	$151,657	$148,229	$3,428	2.3%

The following table sets forth our results of operations for the three and six months ended June 30, 2020 and June 30, 2019 as a percentage of revenue.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues	100%	100%	100%	100%
Direct costs of contracts	76.5%	79.3%	77.9%	79.1%
Equity in earnings of unconsolidated joint ventures	0.4%	1.2%	0.5%	1.2%
Indirect, general and administrative expenses	19.2%	22.8%	19.0%	21.3%
Operating income (loss)	4.7%	-0.9%	3.6%	0.8%
Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	-0.4%	-0.6%	-0.4%	-0.8%
Other income, net	0.1%	0.2%	0.0%	0.1%
(Interest and other expense) gain associated with claim on long-term contract	0.0%	0.0%	0.0%	0.0%
Total other income (expense)	-0.3%	-0.5%	-0.4%	-0.7%
Income (loss) before income tax expense	4.4%	-1.3%	3.2%	0.1%
Income tax benefit (provision)	-1.2%	5.4%	-0.9%	2.7%
Net income including noncontrolling interests	3.2%	4.1%	2.3%	2.8%
Net income attributable to noncontrolling interests	-0.8%	0.0%	-0.5%	-0.2%
Net income attributable to Parsons Corporation	2.4%	4.1%	1.9%	2.6%

Revenue

	Three Months Ended		Variance		Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2020	June 30, 2019	Dollar	Percent	June 30, 2020	June 30, 2019	Dollar	Percent
Revenue	$979,459	$989,742	$(10,283)	-1.0%	$1,950,452	$1,894,147	$56,305	3.0%

Revenue decreased $10.3 million for the three months ended June 30, 2020 when compared to the corresponding period last year, primarily due to a decrease in revenue in our Critical Infrastructure segment of $14.0 million offset by an increase in our Federal Solutions segment of $3.7 million.  Revenue increased $56.3 million for the six months ended June 30, 2020 when compared to the corresponding period last year, primarily due to an increase in revenue in our Federal Solutions segment of $58.5 million offset by a decrease in our Critical Infrastructure segment of $2.2 million.   See “Segment Results” below for a further discussion.

Direct costs of contracts

	Three Months Ended		Variance		Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2020	June 30, 2019	Dollar	Percent	June 30, 2020	June 30, 2019	Dollar	Percent
Direct costs of contracts	$749,324	$784,723	$(35,399)	-4.5%	$1,518,956	$1,498,960	$19,996	1.3%

Direct cost of contracts decreased $35.4 million for the three months ended June 30, 2020 when compared to the corresponding period last year, primarily due to a decrease of $26.8 million in our Critical Infrastructure segment and a decrease of $8.6 million in our Federal Solutions segment.  The decrease in our Critical Infrastructure segment was primarily due to programs with high levels of pass-through costs reaching substantial completion. The decrease in our Federal Solutions segment was primarily due to a decrease in business volume driven by a reduction in pass-through costs.

Direct cost of contracts increased $20.0 million for the six months ended June 30, 2020 when compared to the corresponding period last year, primarily due to an increase of $41.0 million in our Federal Solutions segment offset by a decrease of $21.0 million in our Critical Infrastructure segment. The increase in our Federal Solutions segment was primarily from increased pass-through costs.  The decrease in our Critical Infrastructure segment was primarily due to programs with high levels of pass-through costs reaching substantial completion.

Equity in earnings of unconsolidated joint ventures

	Three Months Ended		Variance		Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2020	June 30, 2019	Dollar	Percent	June 30, 2020	June 30, 2019	Dollar	Percent
Equity in earnings of unconsolidated joint ventures	$3,769	$11,634	$(7,865)	-67.6%	$9,883	$22,031	$(12,148)	-55.1%

Equity in earnings of unconsolidated joint ventures decreased $7.9 million and $12.1 million for the three and six months ended June 30, 2020, respectively, when compared to the corresponding periods last year primarily related to reduced margins in certain joint ventures as well as a reduction in activity on a significant joint venture that is substantially complete.

Indirect, general and administrative expenses

	Three Months Ended		Variance		Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2020	June 30, 2019	Dollar	Percent	June 30, 2020	June 30, 2019	Dollar	Percent
Indirect, general and administrative expenses	$187,640	$225,359	$(37,719)	-16.7%	$371,414	$402,878	$(31,464)	-7.8%

Indirect, general and administrative expenses (“IG&A”) for the three months ended June 30, 2020 and June 30, 2019 include $12.9 million and $43.3 million, respectively, and for the six months ended June 30, 2020 and June 30, 2019 include $5.1 million and $47.2 million, respectively, of compensation cost related to equity-based awards.

Equity awards issued prior to the Company’s IPO settle in cash and are remeasured to an updated fair value at each reporting period until the award is settled.  Compensation cost is trued-up at each reporting period for changes in fair value pro-rated for the portion of the requisite service period rendered.  Prior to the IPO on May 8, 2019, the fair value of a share of the Company’s common stock was established by the ESOP trustee.  See “Note 19 – Fair Value of Financial Instruments” in the Company’s Form 10-K for the year ended December 31, 2019 for a further discussion of how a share of the Company’s common stock was valued prior to the IPO. Subsequent to the IPO, the share price of the Company’s common stock is based on quoted prices on the New York Stock Exchange.

Excluding the compensation costs discussed above, IG&A for the three months ended June 30, 2020 and June 30, 2019 was $174.8 million and $182.0 million, respectively and for the six months ended June 30, 2020 and June 30, 2019 was $366.3 million and $355.7 million, respectively

The decrease in IG&A of $7.2 million, exclusive of equity compensation cost, for the three months ended June 30, 2020 when compared to the corresponding period last year was primarily due to a $8.6 million reduction in transaction-related, restructuring and other non-recurring costs, $4.3 million due to a tax law change, and $4.3 million from various overhead adjustments which occurred in second quarter 2019, but did not recur in the second quarter 2020.  These decreases were offset by additional expenses of $8.5 million associated with business acquisitions and $1.5 million related to strategic growth initiatives and public company operating costs.

The increase in IG&A of $10.6 million, exclusive of equity compensation cost, for the six months ended June 30, 2020 when compared to the corresponding period last year was primarily due to additional expenses of $16.7 million associated with business acquisitions, $3.7 million due to a tax law change, and $5.0 million related to strategic growth initiatives and public company operating costs. These increases were partially offset by a $14.8 million reduction in transaction-related, restructuring and other non-recurring costs.

Total other income (expense)

	Three Months Ended		Variance		Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2020	June 30, 2019	Dollar	Percent	June 30, 2020	June 30, 2019	Dollar	Percent
Interest income	$196	$225	$(29)	-12.9%	$424	$702	$(278)	-39.6%
Interest expense	(4,159)	(6,376)	2,217	-34.8%	(8,181)	(14,668)	6,487	-44.2%
Other income (expense), net	715	1,506	(791)	-52.5%	263	1,547	(1,284)	-83.0%
Total other income (expense)	$(3,248)	$(4,645)	$1,397	-30.1%	$(7,494)	$(12,419)	$4,925	-39.7%

Interest income is related to interest earned on cash balances held.  Interest expense is primarily due to debt related to our business acquisitions.  The amounts in other income (expense), net are primarily related to transaction gains and losses on foreign currency transactions and sublease income.
Income tax expense

	Three Months Ended		Variance		Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2020	June 30, 2019	Dollar	Percent	June 30, 2020	June 30, 2019	Dollar	Percent
Income tax expense	$11,891	$(53,496)	$65,387	-122.2%	$16,975	$(51,610)	$68,585	-132.9%

As described in “Note 11 – Income Taxes,” in the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, in connection with the Company’s IPO on May 8, 2019, the Company converted from an “S” Corporation to a “C” Corporation. On a pro forma basis, if the Company had been taxed as a “C” Corporation for the three months and six months ended June 30, 2019, the pro forma effective tax rate would have been 8.36% and 190.71%, respectively, and the pro forma income tax expense would have been $(1.1) million and $3.7 million, respectively. The Company’s effective tax rate was 27.64% and 27.17% and income tax expense was $11.9 million and $17.0 million for the three months and six months ended June 30, 2020, respectively. The most significant items contributing to the change in the effective tax rate relate to a nonrecurring item included in the second quarter 2019 associated with equity compensation and a change in jurisdictional earnings.  The difference between the statutory U.S. federal income tax rate of 21.0% and the effective tax rate for the quarter ended June 30, 2020 primarily relates to state income taxes.

The termination of the “S” Corporation status was treated as a change in tax status for Accounting Standards Codification 740, Income Taxes. These rules require that the deferred tax effects of a change in tax status to be recorded to income from continuing operations on the date the “S” Corporation status terminates.  At the quarter ended June 30, 2019, the Company had recorded $56 million for the estimated effect of the change in tax status, relating to the recognition of net deferred tax assets for temporary differences in existence on the date of conversion to a “C” Corporation. This estimated amount is subject to additional revision upon filing of the 2019 tax returns.

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests:

	Three Months Ended		Six Months Ended
(U.S. dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$47,700	$35,700	$79,317	$76,299
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	35,519	40,525	62,876	68,201
Adjusted EBITDA attributable to noncontrolling interests	7,942	(20)	9,464	3,729
Total Adjusted EBITDA	$91,161	$76,205	$151,657	$148,229

Federal Solutions

	Three Months Ended		Variance		Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2020	June 30, 2019	Dollar	Percent	June 30, 2020	June 30, 2019	Dollar	Percent
Revenue	$482,210	$478,497	$3,713	0.8%	$959,781	$901,309	$58,472	6.5%
Adjusted EBITDA attributable to Parsons Corporation	$47,700	$35,700	$12,000	33.6%	$79,317	$76,299	$3,018	4.0%

The increase in Federal Solutions revenue for the three and six months ended June 30, 2020 compared to the corresponding periods last year was primarily due to an increase in business volume from new and existing contracts and an increase in incentive fees.  These increases were partially offset by a delay in revenue from certain programs where work is delayed as a result of COVID-19.

The increase in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the three months ended June 30, 2020 compared to the corresponding period last year was primarily due to generally higher profit margins driven by an increase in incentive fee recognition and a decrease in volume on contracts with pass-through costs.

The increase in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the six months ended June 30, 2020 compared to the corresponding period last year was primarily due to generally higher profit margins driven by an increase in incentive fees and an increase in business volume from new awards and business acquisitions.  Offsetting the increase in Adjusted EBITDA attributable to Parsons Corporation was an increase in volume on contracts with pass-through costs and an increase in IG&A from business acquisitions and corporate allocated costs.  IG&A, in the first quarter of 2019, included various positive overhead adjustments that did not recur in the first quarter of 2020.

Critical Infrastructure

	Three Months Ended		Variance		Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2020	June 30, 2019	Dollar	Percent	June 30, 2020	June 30, 2019	Dollar	Percent
Revenue	$497,249	$511,245	$(13,996)	-2.7%	$990,671	$992,838	$(2,167)	-0.2%
Adjusted EBITDA attributable to Parsons Corporation	$35,519	$40,525	$(5,006)	-12.4%	$62,876	$68,201	$(5,325)	-7.8%

The decrease in Critical Infrastructure revenue for the three and six months ended June 30, 2020 compared to the corresponding periods last year was primarily due to a delay in revenue from certain programs where work is delayed as a result of COVID-19, partially offset by an increase in business volume under new and existing contracts.

The decrease in Adjusted EBITDA attributable to Parsons Corporation in Critical Infrastructure for the three months ended June 30, 2020 was primarily related to a decrease in equity in earnings of unconsolidated joint ventures partially offset by improved project margins.

The decrease in Adjusted EBITDA attributable to Parsons Corporation in Critical Infrastructure for the six months ended June 30, 2020 was primarily related to a decrease in equity in earnings of unconsolidated joint ventures and an increase in IG&A.  These decreases were partially offset by improved project margins.

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

There are likely to be certain impacts in our ability to collect accounts receivable as a result of the economic impacts from the COVID-19 pandemic.  Accounts receivable reflect amounts due from both commercial and government customers.  Our commercial customers are comprised principally of large, well-known and well-established companies.  Our government customers are comprised principally of national, state and local agencies in the U.S. and Middle East.  We have not seen and do not expect there to be a risk of non-payment from either our government agency or commercial customers.  We have experienced payment delays due to administrative limitations from both types of customers.

As of June 30, 2020, we believe we have adequate liquidity and capital resources to fund our operations, support our debt service and support our ongoing acquisition strategy for at least the next twelve months based on the liquidity from cash provided by our operating activities, cash and cash equivalents on-hand and our borrowing capacity under our Revolving Credit Facility, which totals $505.1 million as of June 30, 2020.  We do not currently anticipate that the COVID-19 pandemic related economic impacts will impair the Company’s ability to continue to maintain compliance with its debt covenants or access available borrowing capacity from our banks.

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

Accounts receivable is the principal component of our working capital and is generally driven by revenue growth. Accounts receivable reflects amounts billed to our clients as of each balance sheet date and receivable amounts that are currently due but unbilled. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels. Net days sales outstanding, which we refer to as net DSO, is calculated by dividing (i) (accounts receivable plus contract assets) less (contract liabilities plus accounts payable) by (ii) average revenue per day (calculated by dividing trailing twelve months revenue by the number of days in that period). We focus on collecting outstanding receivables to reduce Net DSO and working capital. Net DSO was 69 days at June 30, 2020 and 65 days at June 30, 2019. In addition to the COVID-19 impacts discussed above, the increase in DSO was also impacted by certain administrative activities by a customer in the Federal Solutions segment which have delayed the payment of invoices.

Our working capital (current assets less current liabilities) was $458.2 million at June 30, 2020 and $382.0 million at December 31, 2019.

Our cash, cash equivalents and restricted cash decreased by $58.8 million to $136.6 million at June 30, 2020 from $195.4 million at December 31, 2019.

The following table summarizes our sources and uses of cash over the periods presented (in thousands):

	Six Months Ended
	June 30, 2020	June 30, 2019
Net cash used in operating activities	$(31,444)	$(48,495)
Net cash used in investing activities	(25,822)	(312,208)
Net cash provided by financing activities	(847)	291,493
Effect of exchange rate changes	(641)	(602)
Net decrease in cash and cash equivalents	$(58,754)	$(69,812)

Operating Activities

Net cash used in operating activities consists primarily of net income (loss) adjusted for noncash items, such as: equity in earnings (loss) of unconsolidated joint ventures, contributions of treasury stock, depreciation and amortization of property and equipment and intangible assets, and provisions for doubtful accounts. The timing between the conversion of our billed and unbilled receivables into cash from our customers and disbursements to our employees and vendors is the primary driver of changes in our working capital. Our operating cash flows are primarily affected by our ability to invoice and collect from our clients in a timely manner, our ability to manage our vendor payments and the overall profitability of our contracts.

Net cash used in operating activities decreased $17.1 million to $31.4 million for the six months ended June 30, 2020 compared to $48.5 million of cash used in operating activities for the six months ended June 30, 2019. The change in net cash used in operating activities is primarily from a $86.6 million increase in net income after adjusting for non-cash items offset by a change of $48.7 million in other long-term liabilities, primarily driven by the payment of long-term employee incentives offset by the deferral of social security payroll taxes as described below and a $20.8 million increase in cash outflows from our working capital accounts (primarily from accrued expenses and contract liabilities offset by accounts receivable, net of contract assets and deferred income tax payments as described below).

Under the CARES Act, the Company had deferred $18.5 million in U.S. federal and certain state estimated 2020 income tax payments that were otherwise due during the quarter ended June 30, 2020 and were due and paid by July 15, 2020.  The CARES Act also provides for the deferral of employer’s share of social security payroll taxes due from the date of enactment through the end of 2020.  The Company has deferred $14.5 million of social security taxes otherwise due from April 10, 2020 through the quarter ended June 30, 2020 and will continue to defer employer social security taxes otherwise due for the remaining of the calendar year 2020; one-half of which are due December 31, 2021 and the second-half which are due December 31, 2022.

Investing Activities

Net cash used in investing activities consists primarily of cash flows associated with capital expenditures and business acquisitions.

Net cash used in investing activities decreased $286.4 million to $25.8 million for the six months ended June 30, 2020, when compared to $312.2 million for the six months ended June 30, 2019, primarily due to the use of $287.5 million, net of cash acquired, for the acquisition of OGSystems on January 7, 2019.  The Company had no business acquisitions activity during the six months ended June 30, 2020.

Financing Activities

Net cash provided by financing activities is primarily associated with proceeds from debt, the repayment thereof, and distributions to noncontrolling interests.

The Company used $0.8 million in net cash from financing activities for the six months ended June 2020 compared to $291.5 million in net cash provided by financing activities for the six months ended June 30, 2019, a decrease in net cash provided by financing activities of $292.3 million.  The change in cash flows from financing activities is primarily due to $537.3 million of IPO proceeds offset in part by net repayments of borrowings of $180 million and a dividend payment of $52.1 million during the six months ended June 30, 2019 compared to no amounts related to these financing activities for the six months ended June 30, 2020.

Letters of Credit

We also have in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated $186.6 million as of June 30, 2020, including $44.9 million of letters of credit outstanding under the Credit Agreement.  Total letters of credit outstanding at June 30, 2020 are $231.4 million.

Recent Accounting Pronouncements

See the information set forth in “Note 3—Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” in the notes to our consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2020, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate risks related to the Company’s Revolving Credit Facility. As of June 30, 2020, there were no amounts outstanding under the Revolving Credit Facility.  Borrowings under the Credit Facility bear interest, at the Company’s option, at either the Base Rate (as defined in the Credit Agreement), plus an applicable margin, or LIBOR plus an applicable margin. The applicable margin for Base Rate loans is a range of 0.125% to 1.00% and the applicable margin for LIBOR loans is a range of 1.125% to 2.00%, both based on the leverage ratio of the Company at the end of each fiscal quarter. The rates at June 30, 2020 and December 31, 2019 were 1.42% and 3.02%, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures

Our management carried out, as of June 30, 2020, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020 , our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2020, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 5, 2020	By:	/s/ George L. Ball
George L. Ball
Chief Financial Officer
(Principal Financial Officer)