Form 10-Q
period 2020-09-30
PARSONS CORP
filed 2020-11-04
CIK 275880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 28, 2020, the registrant had 100,727,119 shares of common stock, $1.00 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents (including $50,585 and $51,171 Cash of consolidated joint ventures)	$614,031	$182,688
Restricted cash and investments	3,726	12,686
Accounts receivable, net (including $259,691 and $166,355 Accounts receivable of consolidated joint ventures, net)	775,060	671,492
Contract assets (including $29,054 and $26,458 Contract assets of consolidated joint ventures)	610,893	575,089
Prepaid expenses and other current assets (including $3,974 and $11,182 Prepaid expenses and other current assets of consolidated joint ventures)	77,909	84,454
Total current assets	2,081,619	1,526,409

Property and equipment, net (including $2,649 and $2,945 Property and equipment of consolidated joint ventures, net)	121,486	122,751
Right of use assets, operating leases	212,592	233,415
Goodwill	1,046,453	1,047,425
Investments in and advances to unconsolidated joint ventures	71,289	68,620
Intangible assets, net	194,082	259,858
Deferred tax assets	130,904	130,401
Other noncurrent assets	60,336	61,489
Total assets	$3,918,761	$3,450,368

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable (including $72,949 and $85,869 Accounts payable of consolidated joint ventures)	$208,307	$216,613
Accrued expenses and other current liabilities (including $141,476 and $74,857 Accrued expenses and other current liabilities of consolidated joint ventures)	725,867	639,863
Contract liabilities (including $44,267 and $32,638 Contract liabilities of consolidated joint ventures)	212,373	230,681
Short-term lease liabilities, operating leases	48,661	49,994
Income taxes payable	1,342	7,231
Short-term debt	50,000	-
Total current liabilities	1,246,550	1,144,382
Long-term employee incentives	21,535	56,928
Long-term debt	537,119	249,353
Long-term lease liabilities, operating leases	189,319	203,624
Deferred tax liabilities	9,273	9,621
Other long-term liabilities	145,494	125,704
Total liabilities	2,149,290	1,789,612
Contingencies (Note 12)
Shareholders' equity (deficit):
Common stock, $1 par value; authorized 1,000,000,000 shares; 146,498,582 and 146,440,701 shares issued; 24,637,043 and 21,772,888 public shares outstanding; 76,090,531 and 78,896,806 ESOP shares outstanding	146,498	146,441
Treasury stock, 45,771,008 shares at cost	(934,240)	(934,240)
Additional paid-in capital	2,675,383	2,649,975
Accumulated deficit	(142,095)	(218,025)
Accumulated other comprehensive loss	(18,049)	(14,261)
Total Parsons Corporation shareholders' equity	1,727,497	1,629,890
Noncontrolling interests	41,974	30,866
Total shareholders' equity	1,769,471	1,660,756
Total liabilities, redeemable common stock and shareholders' equity	$3,918,761	$3,450,368

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share information)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue	$1,004,236	$1,023,277	$2,954,688	$2,917,424
Direct cost of contracts	788,769	798,552	2,307,725	2,297,512
Equity in earnings of unconsolidated joint ventures	16,741	7,274	26,624	29,305
Indirect, general and administrative expenses	165,937	178,550	537,351	581,428
Operating income	66,271	53,449	136,236	67,789
Interest income	88	427	512	1,129
Interest expense	(5,475)	(4,909)	(13,656)	(19,577)
Other income (expense), net	1,653	(3,127)	1,916	(1,580)
Total other income (expense)	(3,734)	(7,609)	(11,228)	(20,028)
Income before income tax expense	62,537	45,840	125,008	47,761
Income tax (expense) benefit	(16,017)	15,453	(32,992)	67,063
Net income including noncontrolling interests	46,520	61,293	92,016	114,824
Net income attributable to noncontrolling interests	(5,862)	(4,481)	(15,086)	(8,012)
Net income attributable to Parsons Corporation	$40,658	$56,812	$76,930	$106,812
Earnings per share:
Basic	$0.40	$0.57	$0.76	$1.19
Diluted	$0.40	$0.57	$0.76	$1.19

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income including noncontrolling interests	$46,520	$61,293	$92,016	$114,824
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	1,926	171	(3,770)	4,958
Pension adjustments, net of tax	20	(9)	(18)	17
Comprehensive income including noncontrolling interests, net of tax	48,466	61,455	88,228	119,799
Comprehensive income attributable to noncontrolling interests, net of tax	(5,866)	(4,481)	(15,086)	(8,012)
Comprehensive income attributable to Parsons Corporation, net of tax	$42,600	$56,974	$73,142	$111,787

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net income including noncontrolling interests	$92,016	$114,824
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	95,442	92,692
Amortization of debt issue costs	760	802
Amortization of convertible notes discount	1,277	-
Gain on disposal of property and equipment	(22)	1,045
Provision for doubtful accounts	54	(964)
Deferred taxes	(763)	(105,161)
Foreign currency transaction gains and losses	431	1,689
Equity in earnings of unconsolidated joint ventures	(26,624)	(29,305)
Return on investments in unconsolidated joint ventures	31,189	32,848
Stock-based compensation	11,044	9,224
Contributions of treasury stock	42,006	36,779
Changes in assets and liabilities, net of acquisitions and newly consolidated joint ventures:
Accounts receivable	(106,487)	(31,726)
Contract assets	(34,931)	(59,161)
Prepaid expenses and current assets	7,649	2,980
Accounts payable	(8,074)	(6,946)
Accrued expenses and other current liabilities	48,901	40,186
Contract liabilities	(18,094)	20,703
Income taxes	(6,761)	(3,019)
Other long-term liabilities	(15,574)	13,138
Net cash provided by operating activities	113,439	130,628
Cash flows from investing activities:
Capital expenditures	(29,178)	(44,030)
Proceeds from sale of property and equipment	1,053	2,824
Payments for acquisitions, net of cash acquired	-	(495,690)
Investments in unconsolidated joint ventures	(7,969)	(11,446)
Return of investments in unconsolidated joint ventures	17	6,632
Net cash used in investing activities	(36,077)	(541,710)
Cash flows from financing activities:
Proceeds from borrowings under credit agreement	212,900	530,000
Repayments of borrowings under credit agreement	(212,900)	(710,000)
Payments for debt costs and credit agreement	-	(286)
Proceeds from issuance of convertible notes	400,000	-
Payments for purchase of bond hedges	(54,968)	-
Proceeds from issuance of warrants	13,808	-
Transaction costs paid in connection with convertible notes issuance	(10,307)	-
Contributions by noncontrolling interests	491	8,999
Distributions to noncontrolling interests	(4,469)	(35,378)
Purchase of treasury stock	-	(819)
Taxes paid on vested stock	(1,149)	-
Proceeds from issuance of common stock	1,684	536,879
Dividend paid	-	(52,093)
Net cash provided by financing activities	345,090	277,302
Effect of exchange rate changes	(69)	(953)
Net increase (decrease) in cash, cash equivalents, and restricted cash	422,383	(134,733)
Cash, cash equivalents and restricted cash:
Beginning of year	195,374	281,195
End of period	$617,757	$146,462

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Three Months Ended September 30, 2020 and September 30, 2019

(In thousands)

(Unaudited)

					Retained	Accumulated	Total
	Redeemable			Additional	Earnings	Other	Parsons
	Common	Common	Treasury	Paid-in	(Accumulated	Comprehensive	Equity	Noncontrolling
	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	(Deficit)	Interests	Total
Balance at June 30, 2020	$-	$146,496	$(934,240)	$2,658,036	$(182,753)	$(19,991)	$1,667,548	$38,704	$1,706,252
Comprehensive income
Net income	-	-	-	-	40,658	-	40,658	5,862	46,520
Foreign currency translation gain, net	-	-	-	-	-	1,922	1,922	4	1,926
Pension adjustments, net	-	-	-	-	-	20	20	-	20
Contributions	-	-	-	-	-	-	-	268	268
Distributions	-	-	-	-	-	-	-	(2,864)	(2,864)
Issuance of equity securities, net of retirements	-	2	-	(14)	-	-	(12)	-	(12)
Equity component value of convertible note issuance	-	-	-	53,552	-	-	53,552	-	53,552
Purchase of convertible note hedge	-	-	-	(54,611)	-	-	(54,611)	-	(54,611)
Sale of common stock warrants	-	-	-	13,808	-	-	13,808	-	13,808
Stock-based compensation	-	-	-	4,612	-	-	4,612	-	4,612
Balance at September 30, 2020	$-	$146,498	$(934,240)	$2,675,383	$(142,095)	$(18,049)	$1,727,497	$41,974	$1,769,471
Balance at June 30, 2019	$2,880,189	$21,296	$(957,844)	$-	$(424,886)	$(18,144)	$(1,379,578)	$37,352	$(1,342,226)
Comprehensive income
Net income	-	-	-	-	56,812	-	56,812	4,481	61,293
Foreign currency translation gain, net	-	-	-	-	-	171	171	-	171
Pension adjustments, net	-	-	-	-	-	(9)	(9)	-	(9)
Contributions	-	-	-	-	-	-	-	852	852
Distributions	-	-	-	-	-	-	-	(14,591)	(14,591)
Stock-based compensation	-	-	-	9,224	-	-	9,224	-	9,224
IPO proceeds, net	-	-	-	(452)	-	-	(452)	-	(452)
ESOP shares at redemption value	(303,178)	-	-	-	303,178	-	303,178	-	303,178
Balance at September 30, 2019	$2,577,011	$21,296	$(957,844)	$8,772	$(64,896)	$(17,982)	$(1,010,654)	$28,094	$(982,560)

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2020 and September 30, 2019

(In thousands)

(Unaudited)

					Retained	Accumulated
	Redeemable			Additional	Earnings	Other	Total
	Common	Common	Treasury	Paid-in	(Accumulated	Comprehensive	Parsons	Noncontrolling
	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Deficit	Interests	Total
Balance at December 31, 2019	$-	$146,441	$(934,240)	$2,649,975	$(218,025)	$(14,261)	$1,629,890	$30,866	$1,660,756
Comprehensive income
Net income	-	-	-	-	76,930	-	76,930	15,086	92,016
Foreign currency translation (loss), net	-	-	-	-	-	(3,770)	(3,770)	-	(3,770)
Pension adjustments, net	-	-	-	-	-	(18)	(18)	-	(18)
Adoption of ASU 2016-13	-	-	-	-	(1,000)		(1,000)		(1,000)
Contributions	-	-	-	-	-	-	-	491	491
Distributions	-	-	-	-	-	-	-	(4,469)	(4,469)
Issuance of equity securities, net of retirement	-	57	-	1,615	-	-	1,672	-	1,672
Equity component value of convertible note issuance	-	-	-	53,552	-	-	53,552	-	53,552
Purchase of convertible note hedge	-	-	-	(54,611)	-	-	(54,611)	-	(54,611)
Sale of common stock warrants	-	-	-	13,808	-	-	13,808	-	13,808
Stock-based compensation	-	-	-	11,044	-	-	11,044	-	11,044
Balance at September 30, 2020	$-	$146,498	$(934,240)	$2,675,383	$(142,095)	$(18,049)	$1,727,497	$41,974	$1,769,471
Balance at December 31, 2018	$1,876,309	$-	$(957,025)	$-	$12,445	$(22,957)	$(967,537)	$46,461	$(921,076)
Comprehensive income
Net income	-	-	-	-	106,812	-	106,812	8,012	114,824
Foreign currency translation gain, net	-	-	-	-	-	4,958	4,958	-	4,958
Pension adjustments, net	-	-	-	-	-	17	17	-	17
ASC 842 Transition Adjustment	-	-	-	-	52,608	-	52,608	-	52,608
Purchase of treasury stock	(819)	-	(819)	-	819	-	-	-	-
Contributions	-	-	-	-	-	-	-	8,999	8,999
Distributions	-	-	-	-	-	-	-	(35,378)	(35,378)
Dividend paid	-	-	-	-	(52,093)	-	(52,093)	-	(52,093)
Stock-based compensation	-	-	-	9,224	-	-	9,224	-	9,224
Conversion of S-Corp to C-Corp	25,877	-	-	-	(25,877)	-	(25,877)	-	(25,877)
IPO proceeds, net	-	21,296	-	515,582	-	-	536,878	-	536,878
ESOP shares at redemption value	675,644	-	-	(516,034)	(159,610)	-	(675,644)	-	(675,644)
Balance at September 30, 2019	$2,577,011	$21,296	$(957,844)	$8,772	$(64,896)	$(17,982)	$(1,010,654)	$28,094	$(982,560)

The accompanying notes are an integral part of these consolidated financial statements.

Parsons Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

1.	Description of Operations

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

This Quarterly Report on Form 10-Q includes the accounts of Parsons Corporation and its subsidiaries and affiliates which it controls.  Interests in joint ventures that are controlled by the Company, or for which the Company is otherwise deemed to be the primary beneficiary, are consolidated.  For joint ventures in which the Company does not have a controlling interest, but exerts a significant influence, the Company applies the equity method of accounting. (see “Note 14 – Investments in and Advances to Joint Ventures" for further discussion).  Intercompany accounts and transactions are eliminated in consolidation.

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

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The update simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. The guidance also includes targeted improvements to the disclosures for convertible instruments and earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company expects to early adopt this standard using the modified retrospective method. The Company is evaluating the impact of the adoption on its consolidated financial statements, and expects it will result in a reduction in non-cash interest expense and a reclassification of the equity portion of the Convertible Senior Notes to liabilities on the consolidated balance sheet.

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

Amortization expense of $5.9 million related to these intangible assets was recorded for the three months ended September 30, 2020 and September 30, 2019, respectively, and $17.8 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. The entire value of goodwill of $183.5 million was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill of $16 million is deductible for tax purposes.

The amount of revenue generated by OGSystems and included within consolidated revenues is $46.2 million and $33.7 million for the three months September 30, 2020 and September 30, 2019, respectively, and $117.0 million and

$108.7 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.  The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the OGSystems acquisition had been consummated as of the beginning of fiscal year 2018 (December 30, 2017) (in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Pro forma revenue	$1,004,236	$1,023,277	$2,954,688	$2,919,379
Pro forma net income including noncontrolling interests	$47,561	$61,293	$95,189	$118,896

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

Amortization expense of $3.5 million and $1.9 million related to these intangible assets was recorded for the three months ended September 30, 2020 and September 30, 2019, respectively, and $10.6 million and $1.9 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. The entire value of goodwill of $125.1 million was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill in its entirety is deductible for tax purposes.

The amount of revenue generated by QRC and included within consolidated revenues is $12.6 million and $5.6 million for the three months ended September 30, 2020 and September 30, 2019, respectively, and $25.2 million and $5.6 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information

Supplemental information on an unaudited pro forma basis, assuming the QRC Technologies acquisition had been consummated as of the beginning of fiscal year 2018 (December 30, 2017) (in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Pro forma revenue	$1,004,236	$1,026,831	$2,954,688	$2,938,973
Pro forma net income including noncontrolling interests	$47,618	$65,782	$95,994	$117,399

5.	Contracts with Customers

Disaggregation of Revenue

The Company’s contracts contain both fixed-price and cost reimbursable components. Contract types are based on the component that represents the majority of the contract. The following table presents revenue disaggregated by contract type (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Fixed-Price	$324,901	$288,316	$944,577	$850,658
Time-and-Materials	265,987	285,586	777,807	810,656
Cost-Plus	413,348	449,375	1,232,304	1,256,110
Total	$1,004,236	$1,023,277	$2,954,688	$2,917,424

See “Note 18 – Segments Information” for the Company’s revenues by business lines.

Contract Assets and Contract Liabilities

Contract assets and contract liabilities balances at September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30, 2020	December 31, 2019	$ change	% change
Contract assets	$610,893	$575,089	$35,804	6.2%
Contract liabilities	212,373	230,681	(18,308)	-7.9%
Net contract assets (liabilities) (1)	$398,520	$344,408	$54,112	15.7%

(1)

Total contract retentions included in net contract assets (liabilities) were $89.8 million as of September 30, 2020, of which $42.0 million are not expected to be paid in the next 12 months. Total contract retentions included in net contract assets (liabilities) were $85.5 million as of December 31, 2019. Contract assets at September 30, 2020 and December 31, 2019 include $96.2 million and $73.0 million, respectively, related to unapproved change orders, claims, and requests for equitable adjustment. For the three and nine months ended September 30, 2020 and September 30, 2019, there were no material losses recognized related to the collectability of claims, unapproved change orders, and requests for equitable adjustment.

During the three months ended September 30, 2020 and September 30, 2019, the Company recognized revenue of $9.5 million and $2.1 million, respectively, and $132.2 million and $115.1 million during the nine months ended September 30, 2020 and September 30, 2019, respectively that was included in the corresponding contract liability balances at December 31, 2019 and December 31, 2018, respectively. Certain changes in contract assets and contract liabilities consisted of the following:

	September 30, 2020	December 31, 2019
Acquired contract assets	$-	$9,747
Acquired contract liabilities	-	1,300
Change in the estimate of variable consideration	-	12,166

  There was no significant impairment of contract assets recognized during the three and nine months ended September 30, 2020 and September 30, 2019.

  Revisions in estimates, such as changes in estimated claims or incentives, related to performance obligations partially satisfied in previous periods that individually had an impact of $5 million or more on revenue resulted in the following changes in revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue impact, net	$(134)	$9,116	$8,848	$9,116

Accounts Receivable, net

Accounts receivable, net consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Billed	$527,654	$475,528
Unbilled	252,963	201,461
Total accounts receivable, gross	780,617	676,989
Allowance for doubtful accounts	(5,557)	(5,497)
Total accounts receivable, net	$775,060	$671,492

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

Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations (“RUPO”) as of September 30, 2020 represent a measure of the total dollar value of work to be performed on contracts awarded and in-progress. The Company had $5.0 billion in RUPO as of September 30, 2020.

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

The Company expects to satisfy its RUPO as of September 30, 2020 over the following periods (in thousands):

Period RUPO Will Be Satisfied	Within One Year	Within One to Two Years	Thereafter
Federal Solutions	$1,174,719	$379,069	$560,850
Critical Infrastructure	1,408,497	700,549	749,792
Total	$2,583,216	$1,079,618	$1,310,642

6.	Leases

  The Company has operating and finance leases for corporate and project office spaces, vehicles, heavy machinery and office equipment. Our leases have remaining lease terms of one year to 10 years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases up to the third year.

The components of lease costs for the three and nine months ended September 30, 2020 and September 30, 2019 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating lease cost	$15,919	$17,969	$48,945	$53,835
Short-term lease cost	4,301	5,429	12,254	10,925
Amortization of right-of-use assets	531	120	1,036	455
Interest on lease liabilities	64	15	109	46
Sublease income	(959)	(712)	(2,771)	(2,727)
Total lease cost	$19,856	$22,821	$59,573	$62,534

Supplemental cash flow information related to leases for the nine months ended September 30, 2020 and September 30, 2019 is as follows (in thousands):

	Nine Months Ended
	September 30, 2020	September 30, 2019
Operating cash flows for operating leases	$45,343	$52,056
Operating cash flows for financing activities	111	46
Financing cash flows from finance leases	1,080	524
Right-of-use assets obtained in exchange for new operating lease liabilities	19,587	274,212
Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$1,818

Supplemental balance sheet and other information related to leases as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

	September 30, 2020	December 31, 2019
Operating Leases:
Right-of-use assets	$212,592	$233,415
Lease liabilities:
Current	$48,661	$49,994
Long-term	189,319	203,624
Total operating lease liabilities	$237,980	$253,618
Finance Leases:
Other noncurrent assets	$2,757	$2,377
Accrued expenses and other current liabilities	$1,345	$1,075
Other long-term liabilities	$1,247	$1,202

Weighted Average Remaining Lease Term:
Operating leases	5 years	6 years
Finance leases	2 years	3 years
Weighted Average Discount Rate:
Operating leases	3.8%	4.0%
Finance leases	4.7%	4.5%

As of September 30, 2020, the Company has no operating leases that have not yet commenced.

A maturity analysis of the future undiscounted cash flows associated with the Company’s operating and finance lease liabilities as of September 30, 2020 is as follows (in thousands):

	Operating Leases	Finance Leases
2020 (remaining)	$11,735	$381
2021	58,792	1,291
2022	53,521	735
2023	46,386	316
2024	36,502	8
Thereafter	55,471	-
Total lease payments	262,407	2,731
Less: imputed interest	(24,427)	(139)
Total present value of lease liabilities	$237,980	$2,592

7.	Goodwill

The following table summarizes the changes in the carrying value of goodwill by reporting segment at September 30, 2020 and December 31, 2019 (in thousands):

	December 31, 2019	Foreign Exchange	September 30, 2020
Federal Solutions	$975,405	$-	$975,405
Critical Infrastructure	72,020	(972)	71,048
Total	$1,047,425	$(972)	$1,046,453

The ultimate impact from the COVID-19 pandemic is difficult to predict.  While many uncertainties exist, we currently anticipate no material change in our financial condition or results of operations.  Although the Company does not anticipate a material change to our financial condition or results of operations, the Company performed a qualitative triggering analysis and determined there was no triggering event indicating a potential impairment to the carrying value of its goodwill at September 30, 2020 and concluded there has not been an impairment.
8.	Intangible Assets

The gross amount and accumulated amortization of intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets are as follows (in thousands except for years):

	September 30, 2020			December 31, 2019			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (in years)
Backlog	$109,255	$(97,713)	$11,542	$109,255	$(87,510)	$21,745	3
Customer relationships	228,529	(99,646)	128,883	228,529	(67,809)	160,720	7
Leases	670	(594)	76	670	(580)	90	5
Developed technology	110,939	(61,902)	49,037	110,939	(40,749)	70,190	4
Trade name	8,200	(7,392)	808	8,200	(5,667)	2,533	1
Non-compete agreements	3,600	(1,750)	1,850	3,600	(925)	2,675	3
In process research and development	1,800	-	1,800	1,800	-	1,800	n/a
Other intangibles	275	(189)	86	275	(170)	105	10
Total intangible assets	$463,268	$(269,186)	$194,082	$463,268	$(203,410)	$259,858

The aggregate amortization expense of intangible assets for the three months ended September 30, 2020 and September 30, 2019 was $20.9 million and $22.1 million, respectively, and for the nine months ended September 30, 2020 and September 30, 2019 was $65.7 million and $64.5 million, respectively.

Estimated amortization expense for the remainder of the current fiscal year and in each of the next four years and beyond is as follows (in thousands):

September 30, 2020
2020 (remaining)	$20,820
2021	81,573
2022	36,098
2023	23,549
2024	9,098
Thereafter	21,144
Total	$192,282

9.	Property and Equipment, Net

Property and equipment consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019	Useful life (years)
Buildings and leasehold improvements	$93,361	$81,065	1-15
Furniture and equipment	92,199	91,720	3-10
Computer systems and equipment	173,606	164,161	3-10
Construction equipment	9,477	11,765	5-7
	368,643	348,711
Accumulated depreciation	(247,157)	(225,960)
Property and equipment, net	$121,486	$122,751

Depreciation expense for the three months ended September 30, 2020 and September 30, 2019 was $9.5 million and $8.9 million, respectively, and $28.9 million and $28.2 million, respectively, for the nine months ended September 30, 2020 and September 30, 2019.

10.	Debt and Credit Facilities

Debt consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Short-Term:
Senior notes	$50,000	$-
Total Short-Term	50,000	-
Long-Term:
Senior notes	200,000	250,000
Convertible senior notes	400,000	-
Debt discount	(53,692)	-
Debt issuance costs	(9,189)	(647)
Total long-term	537,119	249,353
Total Debt	$587,119	$249,353

Revolving Credit Facility

In November 2017, the Company entered into an amended and restated Credit Agreement. The Company incurred $2.0 million of costs in connection with this amendment. Under the agreement, the Company’s revolving credit facility was increased from $500 million to $550 million and the term of the agreement was extended through November 2022. The borrowings under the Credit Agreement bear interest, at the Company’s option, at either the Base Rate (as defined in the Credit Agreement), plus an applicable margin, or LIBOR plus an applicable margin. The applicable margin for Base Rate loans is a range of 0.125% to 1.00% and the applicable margin for LIBOR loans is a range of 1.125% to 2.00%, both based on the leverage ratio of the Company at the end of each fiscal quarter. The rates at September 30, 2020 and December 31, 2019 were 1.44% and 3.02%, respectively. Borrowings under this Credit Agreement are guaranteed by certain Company operating subsidiaries. Letters of credit commitments outstanding under this agreement aggregated to $44.9 million and $43.7 million at September 30, 2020 and December 31, 2019, respectively, which reduced borrowing limits available to the Company. Interest expense related to the Credit Agreement was $0.2 million and $0.9 million for the three and nine months ended September 30, 2020, respectively, and for the three and nine months ended September 30, 2019 was $1.1 million and $6.4 million, respectively. There were no loan amounts outstanding under the Credit Agreement at September 30, 2020.

Term Loan

In January 2019, the Company borrowed $150.0 million under our Term Loan Agreement to partially finance the OGSystems acquisition.  On May 10, 2019, the Company used proceeds from its May 8, 2019 IPO to repay the $150.0 million outstanding balance under the Term Loan and this loan is now closed.  Interest expense related to the Term Loan was $0 and $2.3 million for the three and nine months ended September 30, 2019, respectively.  There were no amounts outstanding in fiscal 2020.

Private Placement

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

The Company incurred $1.1 million of debt issuance costs in connection with the private placement. On August 10, 2018, the Company finalized an amended and restated intercreditor agreement related to this private placement to more closely align certain covenants and definitions with the terms under the 2017 amended and restated Credit Agreement and incurred $0.5 million of additional issuance costs. These costs are presented as a direct deduction from the debt on the face of the consolidated balance sheets.  Interest expense related to the Senior Notes for both the three and nine months ended September 30, 2020 and September 30, 2019 was $3.1 million and $9.3 million, respectively. The amortization of debt issuance costs and interest expense are recorded in “Interest expense” on the consolidated statements of income. The Company made interest payments of $6.2 million for both the three months ended September 30, 2020 and September 30, 2019. The Company made interest payments related to the Senior Notes for both the nine months ended September 30, 2020 and September 30, 2019 of $12.4 million.      Interest payable of $2.4 million and $2.6 million is recorded in “Accrued expenses and other current liabilities” on the consolidated balance sheets at September 30, 2020 and December 31, 2019, respectively, related to the Senior Notes.

The Credit Agreement and private placement includes various covenants, including restrictions on indebtedness, liens, acquisitions, investments or dispositions, payment of dividends and maintenance of certain financial ratios and conditions. The Company was in compliance with these covenants at September 30, 2020 and December 31, 2019.

The Company also has in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated $198.0 million and $197.3 million at September 30, 2020 and December 31, 2019, respectively.

Using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, and risk profile, the Company estimated the fair value (Level 2) of its senior notes at September 30, 2020 approximates $277.6 million. See “Note 16 – Fair Value of Financial Instruments” for the definition of Level 2 of the fair value hierarchy.

Convertible Senior Notes

In August 2020, the Company issued an aggregate $400.0 million of 0.25% Convertible Senior Notes due 2025, including the exercise of a $50.0 million initial purchasers’ option. The Company received proceeds from the issuance and sale of the Convertible Senior Notes of $389.7 million, net of $10.3 million of transaction fees and other third-party offering expenses. The Convertible Senior Notes accrue interest at a rate of 0.25% per annum, payable semi-annually on February 15 and August 15 of each year beginning on February 15, 2021, and will mature on August 15, 2025, unless earlier repurchased, redeemed or converted.

The Convertible Senior Notes are the Company’s senior unsecured obligations and will rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness, to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries

Each $1,000 of principal of the Notes will initially be convertible into 22.2913 shares of our common stock, which is equivalent to an initial conversion price of $44.86 per share, subject to adjustment upon the occurrence of specified events. On or after March 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Senior Notes, holders may convert all or a portion of their Convertible Senior Notes, regardless of the conditions below.

Prior to the close of business on the business day immediately preceding March 15, 2025, the Notes will be convertible at the option of the holders thereof only under the following circumstances:

•

during any calendar quarter commencing after the calendar quarter ending on December 31, 2020, if the last reported sale price of the Company’s common stock for at least 20 trading days, whether or not consecutive, during a period of 30 consecutive trading days ending on, and including the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•

during the five business day period after any five consecutive trading day period in which, for each trading day of that period, the trading price per $1,000 principal amount of Convertible Senior Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

•	if the Company calls such Convertible Senior Notes for redemption; or
•	upon the occurrence of specified corporate events described in the Indenture.

. The Company may redeem all or any portion of the Convertible Senior Notes for cash, at its option, on or after August 21, 2023 and before the 51st scheduled trading day immediately before the maturity date at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for a specified period of time. In addition, calling any Convertible Senior Note for redemption will constitute a Make-Whole Fundamental Change with respect to that Convertible Senior Note, in which case the conversion rate applicable to the conversion of that Convertible Senior Note will be increased in certain circumstances if it is converted after it is called for redemption.

Upon the occurrence of a fundamental change prior to the maturity date of the Convertible Senior Notes, holders of the Convertible Senior Notes may require the Company to repurchase all or a portion of the Convertible Senior Notes for cash at a price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

Upon conversion, the Company may settle the Convertible Senior Notes for cash, shares of the Company’s common stock, or a combination thereof, at the Company’s option. If the Company satisfies its conversion obligation solely in cash or through payment and delivery of a combination of cash and shares of the Company’s common stock, the amount of cash and shares of common stock due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 50-trading day observation period.

Under GAAP, convertible debt instruments that may be settled in cash on conversion are required to be separated into liability and equity components in a manner that reflects the issuer’s non-convertible debt borrowing rate. The carrying amount of the liability component is based on the fair value of a similar instrument that does not contain an equity conversion option. The carrying amount allocated to the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the notes and the fair value of the liability component of the notes. Based on this debt to equity ratio, debt issuance costs are then allocated to the liability and equity components in a similar manner. Accordingly, at issuance the Company allocated $336.1 million to the debt liability and $53.6 million to additional paid in capital. The difference between the principal amount of the Convertible Senior Notes and the liability component, inclusive of issuance costs, represents the debt discount, which the Company amortizes to interest expense over the term of the Convertible Senior Notes using an effective interest rate of 3.25%. During the three and nine months ended September 20, 2020, the Company recognized interest expense of $1.5 million related to the amortization of debt discount and issuance costs. As of September 30, 2020, the net carrying value of the Notes was $337.6 million.

A summary as of September 30, 2020 of the gross carrying amount, unamortized debt discount including debt issuance costs, and net carrying value of the liability component of the Convertible Senior Notes is as follows:

September 30, 2020
Par value	$400,000
Debt discount	$(62,376)
Carrying amount	$337,624
Equity component	$53,552

 Convertible Note Hedge and Warrant Transactions

In connection with the sale of the Convertible Senior Notes, the Company purchased a bond hedge designed to mitigate the potential dilution from the conversion of the Convertible Senior Notes. Under the five-year term of the bond hedge, upon a conversion of the bonds, the Company will receive the number of shares of common stock equal to the remaining common stock deliverable upon conversion of the Convertible Senior Notes if the conversion value exceeds the principal amount of the Notes. The aggregate number of shares that the Company could be obligated to issue upon conversion of the Convertible Senior Notes is approximately 8.9 million shares. The cost of the convertible note hedge transactions was $55.0 million.

The cost of the convertible note hedge was partially offset by the Company’s sale of warrants to acquire approximately 8.9 million shares of the Company’s common stock. The warrants were initially exercisable at a price of at least $66.46 per share and are subject to customary adjustments upon the occurrence of certain events, such as the payment of dividends. The Company received $13.8 million in cash proceeds from the sales of these warrants.

The bond hedge and warrant transactions effectively increased the conversion price associated with the Convertible Senior Notes during the term of these transactions from 35%, or $44.86, to 100%, or $66.46, at their issuance, thereby reducing the dilutive economic effect to shareholders upon actual conversion.

The bond hedges and warrants are indexed to, and potentially settled in, shares of the Company’s common stock. The net cost of $41.2 million for the purchase of the bond hedges and sale of the warrants was recorded as a reduction to additional paid-in capital in the consolidated balance sheets.

At issuance, the Company recorded a deferred tax liability of $16.2 million related to the Convertible Senior Notes debt discount and a deferred tax asset of $16.5 million related to the convertible note hedge transactions. The deferred tax liability and deferred tax asset are included net in “Deferred tax assets” on the consolidated balance sheets
11.	Income Taxes

    On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits Net Operating Loss (“NOL“) carryovers to offset 100% of taxable income for tax years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding tax years to generate a refund of previously paid income taxes. The CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. The CARES Act also accelerates the refund of alternative minimum tax (“AMT”) credits that were previously accumulated.  The Company does not expect that the modifications on the limitation of business interest or AMT credits would have any impact to the Company. Under the NOL carryback provision, the Company carried back some of its NOLs claiming a tax refund of $3.9 million relating to certain amounts associated with the acquisition of OGSystems which may be subject to certain shareholders’ claims.

On July 9, 2020, the U.S. Treasury Department issued final tax regulations related to the foreign-derived intangible income and global intangible low-taxed income (“GILTI”) provisions. Also, on July 20, 2020 the U.S. Treasury Department released final tax regulations permitting a taxpayer to elect to exclude from its GILTI inclusion items of income subject to a high effective rate of foreign tax. Additionally, on August 21, 2020, the U.S. Treasury Department finalized anti-abuse regulations limiting deductions of foreign-source dividends. Separately, on September 2, 2020, the U.S. Treasury Department finalized regulations on the base erosion anti-abuse tax (“BEAT”) under IRC Section 59A. The U.S. Treasury Department also finalized a second set of regulations on the allowance for the additional first-year depreciation deduction under IRC Section 168(k) on September 16, 2020, as amended by the Tax Cuts and Jobs Act (“TCJA”), for qualified property acquired and placed in service after September 27, 2017. Lastly, on September 29, 2020, the U.S. Treasury Department issued final tax regulations addressing various aspects of the foreign tax credit regime. The Company is currently assessing the impact of the new regulations to its consolidated financial statements but does not expect a material change of its income tax expense due to the new regulations.

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

In connection with the Company’s IPO on May 8, 2019, the “S” Corporation status was terminated, and the Company is now treated as a “C” Corporation under the Code. The termination of the “S” Corporation election has had a material impact on the Company’s results of operations, financial condition, and cash flows as reflected in the September 30, 2020 consolidated financial statements. The effective tax rate has increased, and net income has decreased as compared to the Company’s “S” Corporation tax years, since the Company is now subject to both U.S. federal and state corporate income taxes on its earnings.

The Company’s effective tax rate was 25.61% and (33.71)% for the three months ended September 30, 2020 and 2019, respectively. The change in the effective tax rate was due primarily to nonrecurring tax items included in the third quarter 2019 income taxes associated with an additional $29 million tax benefit from the remeasurement of deferred taxes associated with the Company’s change in “S” Corporation to “C” Corporation status. The Company’s effective tax rate for the nine months ended September 30, 2020 and 2019 was 26.39% and (140.42)%.  The change in the effective tax rate was due primarily to the nonrecurring tax items included in 2019 for the remeasurement of deferred taxes associated with the change in tax status.  The difference between the effective tax rate and the statutory U.S. Federal income tax rate of 21.0% for the quarter ended September 30, 2020 primarily relates to state income taxes and a recorded valuation allowance on foreign tax credits, partially offset by benefits related to income attributable to noncontrolling interest and federal research tax credits.

As of September 30, 2020, the Company’s deferred tax assets included a valuation allowance of $17.5 million primarily related to foreign net operating loss carryforwards, foreign tax credit carryforwards, and capital losses that the Company has determined are not more-likely-than-not to be realized. The factors used to assess the likelihood of realization include:  the past performance of the entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.

As of September 30, 2020 and December 31, 2019, the liability for income taxes associated with uncertain tax positions was $14.7 million and $15.5 million, respectively.  It is reasonably possible that the Company may realize a decrease in our uncertain tax positions of approximately $1.0 million during the next 12 months as a result of concluding various tax audits and closing tax years.

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

The Company’s principal retirement benefit plan is the Parsons Employee Stock Ownership Plan (“ESOP”), a stock bonus plan, established in 1975 to cover eligible employees of the Company and certain affiliated companies. Contributions of treasury stock to the ESOP are made annually in amounts determined by the Company’s board of directors and are held in trust for the sole benefit of the participants. Shares allocated to a participant’s account are fully vested after three years of credited service, or in the event(s) of reaching age 65, death or disability while an active employee of the Company. As of September 30, 2020 and December 31, 2019, total shares of the Company’s common stock were 100,727,574 and 100,669,694, respectively, of which 76,090,531 and 78,896,806, respectively, were held by the ESOP.

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

Total ESOP contribution expense was $12.5 million and $12.3 million for the three months ended September 30, 2020 and September 30, 2019, respectively, and $42.0 million and $36.8 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.  The expense is recorded in “Direct costs of contracts” and “Indirect, general and administrative expense” in the consolidated statements of income. The fiscal 2020 ESOP contribution has not yet been made.  The amount is currently included in accrued liabilities.

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

Letters of credit outstanding described in “Note 10 – Debt and Credit Facilities” that relate to project ventures are $59.9 million and $55.0 million at September 30, 2020 and December 31, 2019, respectively.

In the table below, aggregated financial information relating to the Company’s joint ventures is provided because their nature, risk and reward characteristics are similar. None of the Company’s current joint ventures that meet the characteristics of a VIE are individually significant to the consolidated financial statements.

Consolidated Joint Ventures

The following represents financial information for consolidated joint ventures included in the consolidated financial statements (in thousands):

	September 30, 2020	December 31, 2019
Current assets	$343,304	$255,167
Noncurrent assets	2,935	2,860
Total assets	346,239	258,027
Current liabilities	260,175	193,583
Total liabilities	260,175	193,583
Total joint venture equity	$86,064	$64,444

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue	$117,344	$117,611	$335,511	$341,719
Costs	105,223	108,839	304,308	322,826
Net income	$12,121	$8,772	$31,203	$18,893
Net income attributable to noncontrolling interests	$5,862	$4,481	$15,086	$8,012

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

The following represents the financial information of the Company’s unconsolidated joint ventures as presented in their unaudited financial statements (in thousands):

	September 30, 2020	December 31, 2019
Current assets	$792,763	$801,335
Noncurrent assets	567,919	564,160
Total assets	1,360,682	1,365,495
Current liabilities	753,623	655,495
Noncurrent liabilities	493,576	507,131
Total liabilities	1,247,199	1,162,626
Total joint venture equity	$113,483	$202,869
Investments in and advances to unconsolidated joint ventures	$71,289	$68,620

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue	$594,640	$474,600	$1,286,087	$1,225,284
Costs	551,624	452,001	1,202,315	1,166,008
Net income	$43,016	$22,599	$83,772	$59,276
Equity in earnings of unconsolidated joint ventures	$16,741	$7,274	$26,624	$29,305

The Company received net distributions from its unconsolidated joint ventures for the three months ended September 30, 2020 and September 30, 2019 of $11.2 million and $13.7 million, respectively, and for the nine months ended September 30, 2020 and September 30, 2019 of $23.2 million and $28.0 million, respectively.

15.	Related Party Transactions

The Company often provides services to unconsolidated joint ventures and revenues include amounts related to recovering overhead costs for these services. Revenues related to services the Company provided to unconsolidated joint ventures for the three months ended September 30, 2020 and September 30, 2019 were $42.0 million and $28.8 million, respectively, and for the nine months ended September 30, 2020 and September 30, 2019 were $124.7 million and $113.1 million, respectively.  For the three months ended September 30, 2020 and September 30, 2019, the Company incurred $32.3 million and $20.5 million, respectively, and for the nine months ended September 30, 2020 and September 30, 2019, $98.3 million and $86.3 million, respectively, of reimbursable costs. Amounts included in the consolidated balance sheets related to services the Company provided to unconsolidated joint ventures are as follows (in thousands):

	September 30, 2020	December 31, 2019
Accounts receivable	$35,838	$37,425
Contract assets	5,703	6,955
Contract liabilities	3,352	4,509

16.	Fair Value of Financial Instruments

The authoritative guidance on fair value measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). At September 30, 2020 and December 31, 2019, the Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable, and other liabilities. The fair values of these financial instruments approximate their carrying values due to their short-term maturities.

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

The following tables reconcile the denominator and numerator used to compute basic earnings per share (“EPS”) to the denominator and numerator used to compute diluted EPS for the three and nine months ended September 30, 2020 and September 30, 2019.  Basic EPS is computed using the weighted average number of shares outstanding during the period and income available to shareholders. Diluted EPS is computed similar to basic EPS, except the income available to shareholders is adjusted to add back interest expense, after tax related to the Convertible Senior Note, and the weighted average number of shares outstanding is adjusted to reflect the dilutive effects of equity-based awards and shares underlying the Convertible Senior Note.

           Convertible Senior Note dilution impact is calculated using the if-converted method which will be required upon adoption of ASU 2020-06. As a result, the Company elected to adopt the if-converted method under the present accounting. In connection with the offerings of our note, the Company entered into a convertible note hedge and warrants (see Note 10 Debt and Credit Facilities); however, the convertible note hedge is not considered when calculating dilutive shares given its impact is anti-dilutive. The impact of the bond hedge would offset the dilutive impact of the shares underlying the Convertible Senior Note. The warrants have a strike price above our average share price during the period and are out of the money and not included in the tables below.

Dilutive potential common shares include shares the Company could be obligated to issue from its Convertible Senior Notes and warrants (see Note 10 for further discussion) and equity-based awards. Shares to be provided to the Company from its bond hedge purchased concurrently with the issuance of Convertible Senior Notes are anti-dilutive and are not included in its diluted shares. Anti-dilutive equity-based awards excluded from the calculation of earnings per share for the three and nine months ended September 30, 2020 were 205 and 3,318, respectively.

The weighted average number of shares used to compute basic and diluted EPS were:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Basic weighted average number of shares outstanding	100,736,862	99,434,877	100,700,498	89,977,493
Equity-based awards	378,486	-	321,070	-
Convertible senior notes	4,458,265	-	-	-
Diluted weighted average number of shares outstanding	105,573,613	99,434,877	101,021,568	89,977,493

The net income available to shareholders to compute basic and diluted EPS were (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income attributable to Parsons Corporation	40,658	56,812	76,930	106,812
Convertible senior notes if-converted method interest adjustment	1,164	-	-	-
Diluted net income attributable to Parsons Corporation	41,822	56,812	76,930	106,812

18.	Segment Information

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

The following table summarizes business segment revenue for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Federal Solutions revenue	$498,156	$486,175	$1,457,937	$1,387,484
Critical Infrastructure revenue	506,080	537,102	1,496,751	1,529,940
Total revenue	$1,004,236	$1,023,277	$2,954,688	$2,917,424

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

	Three Months Ended		Nine Months Ended
Adjusted EBITDA attributable to Parsons Corporation	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Federal Solutions	$45,874	$50,359	$125,191	$126,658
Critical Infrastructure	48,856	33,976	111,732	102,177
Adjusted EBITDA attributable to Parsons Corporation	94,730	84,335	236,923	228,835
Adjusted EBITDA attributable to noncontrolling interests	6,071	4,655	15,535	8,384
Depreciation and amortization	(30,952)	(31,027)	(95,442)	(92,692)
Interest expense, net	(5,387)	(4,482)	(13,144)	(18,448)
Income tax (expense) benefit	(16,017)	15,453	(32,992)	67,063
Equity-based compensation income (expense)	991	1,657	(4,142)	(45,504)
Transaction-related costs (a)	(2,411)	(9,891)	(11,937)	(26,961)
Restructuring expense (b)	(365)	(309)	(1,475)	(2,880)
Other (c)	(140)	902	(1,310)	(2,973)
Net income including noncontrolling interests	46,520	61,293	92,016	114,824
Net income attributable to noncontrolling interests	5,862	4,481	15,086	8,012
Net income attributable to Parsons Corporation	$40,658	$56,812	$76,930	$106,812

(a)	Reflects costs incurred in connection with acquisitions, the IPO, and other non-recurring transaction costs, primarily fees paid for professional services and employee retention.
(b)	Reflects costs associated with corporate restructuring initiatives.
(c)	Includes a combination of gain/loss related to sale of fixed assets, software implementation costs, and other individually insignificant items that are non-recurring in nature.

Asset information by segment is not a key measure of performance used by the CODM.

The following tables present revenues and property and equipment, net by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue
North America	$831,367	$849,839	$2,429,357	$2,400,124
Middle East	168,043	169,028	511,591	504,604
Rest of World	4,826	4,410	13,740	12,696
Total Revenue	$1,004,236	$1,023,277	$2,954,688	$2,917,424

The geographic location of revenue is determined by the location of the customer.

	September 30, 2020	December 31, 2019
Property and Equipment, Net
North America	$116,805	$117,606
Middle East	4,681	5,145
Total Property and Equipment, Net	$121,486	$122,751

North America includes revenue in the United States for the three months ended September 30, 2020 and September 30, 2019 of $774.0 million and $774.2 million, respectively, and for the nine months ended September 30, 2020 and September 30, 2019 of $2.2 billion and $2.2 billion, respectively.  North America property and equipment, net includes $109.6 million and $109.9 million of property and equipment, net in the United States at September 30, 2020 and December 31, 2019, respectively.

The following table presents revenues by business lines (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue
Space & Geospatial Solutions	$68,354	$49,944	$177,609	$161,469
Cyber & Intelligence	110,339	91,854	312,214	244,892
Engineered Systems	164,867	180,171	504,182	493,065
Missile Defense & C5ISR	154,596	164,206	463,932	488,058
Federal Solutions revenues	498,156	486,175	1,457,937	1,387,484
Mobility Solutions	389,714	435,749	1,180,125	1,211,571
Connected Communities	116,366	101,353	316,626	318,369
Critical Infrastructure revenues	506,080	537,102	1,496,751	1,529,940
Total Revenue	$1,004,236	$1,023,277	$2,954,688	$2,917,424

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

19.	Subsequent Events

On October 29, 2020, the Company announced that it has entered into a definitive agreement to acquire Braxton Science & Technology Group, LLC (BSTG). BSTG operates at the forefront of satellite operations, ground system automation, flighty dynamics, and spacecraft and antenna simulation for the U.S. Department of Defense and Intelligence Community. The purchase price is estimated to be $300 million and the Company anticipates using all cash to fund the transaction.

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

Key Metrics

We manage and assess the performance of our business by evaluating a variety of metrics. The following table sets forth selected key metrics (in thousands, except Book-to-Bill):

	September 30, 2020	September 30, 2019
Awards (year to date)	$3,141,745	$3,334,434
Backlog (1)	$7,776,610	$8,250,514
Book-to-Bill (year to date)	1.1	1.1

(1)

Difference between our backlog of $7.8 billion and our remaining unsatisfied performance obligations, or RUPO, of $5.0 billion, each as of September 30, 2020, is due to (i) unissued delivery orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

Awards

Awards generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Contract awards include both new and re-compete contracts and task orders. Given that new contract awards generate growth, we closely track our new awards each year.

The following table summarizes the year to-date value of new awards for the periods presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Federal Solutions	$737,643	$845,559	$1,786,473	$2,076,928
Critical Infrastructure	432,916	289,665	1,355,272	1,257,506
Total Awards	$1,170,559	$1,135,224	$3,141,745	$3,334,434

The change in new awards from year to year is primarily due to ordinary course fluctuations in our business.  The volume of contract awards can fluctuate in any given period due to win rate and the timing and size of the awards issued by our customers.  The change in new awards in our Federal Solutions segment for the nine months ended September 30, 2020 when compared to the corresponding period last year was impacted by two significant contracts awarded in the first quarter of 2019.  The awards in Critical Infrastructure for the three and nine months ended September 30, 2020 were impacted by several large contracts awarded in the third quarter of 2020.

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

The following table summarizes the value of our backlog at the respective dates presented below: (in thousands):

	September 30, 2020	September 30, 2019
Federal Solutions:
Funded	$1,175,924	$1,214,919
Unfunded	3,901,231	3,946,784
Total Federal Solutions	5,077,155	5,161,703
Critical Infrastructure:
Funded	2,619,454	3,050,525
Unfunded	80,001	38,286
Total Critical Infrastructure (1)	2,699,455	3,088,811
Total Backlog (2)	$7,776,610	$8,250,514

(1)

As presented in the first quarter of 2019, funded backlog for the Critical Infrastructure segment was overstated by $38.3 million with a corresponding understatement in unfunded backlog.  There was no impact on total Critical Infrastructure backlog or total backlog for Parsons Corporation.

(2)

Difference between our backlog of $7.8 billion and our RUPO of $5.0 billion, each as of September 30, 2020, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

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

We expect to recognize $2.6 billion of our funded backlog at September 30, 2020 as revenues in the following twelve months. However, our U.S. federal government customers may cancel their contracts with us at any time through a termination for convenience or may elect to not exercise option periods under such contracts. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed. See “Risk Factors—Risk Relating to Our Business—We may not realize the full value of our backlog, which may result in lower than expected revenue” in the Company’s Form 10-K for the year ended December 31, 2019.

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

	Three months ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Federal Solutions	1.5	1.7	1.2	1.5
Critical Infrastructure	0.9	0.5	0.9	0.8
Overall	1.2	1.1	1.1	1.1

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

The table below presents the percentage of total revenue for each type of contract.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Fixed-price	32.4%	28.2%	32.0%	29.2%
Time-and-materials	26.5%	27.9%	26.3%	27.8%
Cost-plus	41.2%	43.9%	41.7%	43.1%

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

Joint Ventures

We conduct a portion of our business through joint ventures or similar partnership arrangements. For the joint ventures we control, we consolidate all the revenues and expenses in our consolidated statements of income (including revenues and expenses attributable to noncontrolling interests). For the joint ventures we do not control, we recognize equity in earnings (loss) of unconsolidated joint ventures. Our revenues included amounts related to services we provided to our unconsolidated joint ventures for the three months ended September 30, 2020 and September 30, 2019 of $42.0 million and $28.8 million, respectively, and for the nine months ended September 30, 2020 and September 30, 2019 of $124.7 million and $113.1 million, respectively.

Operating costs and expenses

Operating costs and expenses primarily include direct costs of contracts and indirect, general and administrative expenses. Costs associated with compensation-related expenses for our people and facilities, which includes ESOP contribution expenses, are the most significant component of our operating expenses. Total ESOP contribution expense for the three months ended September 30, 2020 and September 30, 2019 was $12.5 million and $12.3 million, respectively, and for the nine months ended September 30, 2020 and September 30, 2019 was $42.0 million and $36.8 million, respectively, and is recorded in “Direct cost of contracts” and “Indirect, general and administrative expenses.” We expect operating expenses to increase due to our anticipated growth and the incremental costs associated with being a public company.

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

Interest expense consists of interest expense incurred under our Senior Notes, Convertible Senior Notes, and Credit Agreement.

Other income, net primarily consists of gain or loss on sale of assets, sublease income and transaction gain or loss related to movements in foreign currency exchange rates.

Adjusted EBITDA

The following table sets forth Adjusted EBITDA, Net Income Margin, and Adjusted EBITDA Margin for the three and nine months ended September 30, 2020 and September 30, 2019.

	Three Months Ended		Nine Months Ended
(U.S. dollars in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Adjusted EBITDA (1)	$100,801	$88,990	$252,458	$237,219
Net Income Margin (2)	4.6%	6.0%	3.1%	3.9%
Adjusted EBITDA Margin (3)	10.0%	8.7%	8.5%	8.1%

(1)	A reconciliation of net income attributable to Parsons Corporation to Adjusted EBITDA is set forth below (in thousands).
(2)	Net Income Margin is calculated as net income including noncontrolling interest divided by revenue in the applicable period
(3)	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by revenue in the applicable period.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income attributable to Parsons Corporation	$40,658	$56,812	$76,930	$106,812
Interest expense, net	5,387	4,482	13,144	18,448
Income tax expense (benefit)	16,017	(15,453)	32,992	(67,063)
Depreciation and amortization	30,952	31,027	95,442	92,692
Net income attributable to noncontrolling interests	5,862	4,481	15,086	8,012
Equity-based compensation	(991)	(1,657)	4,142	45,504
Transaction-related costs (a)	2,411	9,891	11,937	26,961
Restructuring (b)	365	309	1,475	2,880
Other (c)	140	(902)	1,310	2,973
Adjusted EBITDA	$100,801	$88,990	$252,458	$237,219

(a)	Reflects costs incurred in connection with acquisitions, IPO, and other non-recurring transaction costs, primarily fees paid for professional services and employee retention.
(b)	Reflects costs associated with our corporate restructuring initiatives.
(c)	Includes a combination of gain/loss related to sale of fixed assets, software implementation costs, and other individually insignificant items that are non-recurring in nature.

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests (in thousands):

	Three Months Ended		Variance		Nine Months Ended		Variance
	September 30, 2020	September 30, 2019	Dollar	Percent	September 30, 2020	September 30, 2019	Dollar	Percent
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$45,874	$50,359	$(4,485)	-8.9%	$125,191	$126,658	$(1,467)	-1.2%
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	48,856	33,976	14,880	43.8%	111,732	102,177	9,555	9.4%
Adjusted EBITDA attributable to noncontrolling interests	6,071	4,655	1,416	30.4%	15,535	8,384	7,151	85.3%
Total Adjusted EBITDA	$100,801	$88,990	$11,811	13.3%	$252,458	$237,219	$15,239	6.4%

The following table sets forth our results of operations for the three and nine months ended September 30, 2020 and September 30, 2019 as a percentage of revenue.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues	100%	100%	100%	100%
Direct costs of contracts	78.5%	78.0%	78.1%	78.8%
Equity in earnings of unconsolidated joint ventures	1.7%	0.7%	0.9%	1.0%
Indirect, general and administrative expenses	16.5%	17.4%	18.2%	19.9%
Operating income (loss)	6.6%	5.2%	4.6%	2.3%
Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	-0.5%	-0.5%	-0.5%	-0.7%
Other income, net	0.2%	-0.3%	0.1%	-0.1%
(Interest and other expense) gain associated with claim on long-term contract	0.0%	0.0%	0.0%	0.0%
Total other income (expense)	-0.4%	-0.7%	-0.4%	-0.7%
Income (loss) before income tax expense	6.2%	4.5%	4.2%	1.6%
Income tax benefit (provision)	-1.6%	1.5%	-1.1%	2.3%
Net income including noncontrolling interests	4.6%	6.0%	3.1%	3.9%
Net income attributable to noncontrolling interests	-0.6%	-0.4%	-0.5%	-0.3%
Net income attributable to Parsons Corporation	4.0%	5.6%	2.6%	3.7%

Revenue

	Three Months Ended		Variance		Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2020	September 30, 2019	Dollar	Percent	September 30, 2020	September 30, 2019	Dollar	Percent
Revenue	$1,004,236	$1,023,277	$(19,041)	-1.9%	$2,954,688	$2,917,424	$37,264	1.3%

Revenue decreased $19.0 million for the three months ended September 30, 2020 when compared to the corresponding period last year, primarily due to a decrease in revenue in our Critical Infrastructure segment of $31.0 million, partially offset by an increase in our Federal Solutions segment of $12.0 million.  Revenue increased $37.3 million for the nine months ended September 30, 2020 when compared to the corresponding period last year, primarily due to an increase in revenue in our Federal Solutions segment of $70.5 million, offset by a decrease in our Critical Infrastructure segment of $33.2 million.   See “Segment Results” below for a further discussion.

Direct costs of contracts

	Three Months Ended		Variance		Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2020	September 30, 2019	Dollar	Percent	September 30, 2020	September 30, 2019	Dollar	Percent
Direct costs of contracts	$788,769	$798,552	$(9,783)	-1.2%	$2,307,725	$2,297,512	$10,213	0.4%

Direct cost of contracts decreased $9.8 million for the three months ended September 30, 2020 when compared to the corresponding period last year, primarily due to a decrease of $25.3 million in our Critical Infrastructure segment and an increase of $15.5 million in our Federal Solutions segment.  The decrease in our Critical Infrastructure segment was primarily due to programs with high levels of pass-through costs reaching substantial completion. The increase in our Federal Solutions segment was primarily due to an increase in business volume and increased pass-through costs.

Direct cost of contracts increased $10.2 million for the nine months ended September 30, 2020 when compared to the corresponding period last year, primarily due to an increase of $56.5 million in our Federal Solutions segment offset by a decrease of $46.3 million in our Critical Infrastructure segment. The increase in our Federal Solutions segment was primarily from increased pass-through costs.  The decrease in our Critical Infrastructure segment was primarily due to programs with high levels of pass-through costs reaching substantial completion.

Equity in earnings of unconsolidated joint ventures

	Three Months Ended		Variance		Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2020	September 30, 2019	Dollar	Percent	September 30, 2020	September 30, 2019	Dollar	Percent
Equity in earnings of unconsolidated joint ventures	$16,741	$7,274	$9,467	130.1%	$26,624	$29,305	$(2,681)	-9.1%

Equity in earnings of unconsolidated joint ventures increased $9.5 million for the three months ended September 30, 2020 compared to the corresponding period last year, primarily related to increased activity and margins in certain joint ventures, partially offset by reduction in activity on a significant joint venture that is substantially complete.

Equity in earnings of unconsolidated joint ventures decreased $2.7 million for the nine months ended September 30, 2020 compared to the corresponding period last year, primarily due to reduction in activity on a significant joint venture that is substantially complete, partially offset by increased margins and activity in certain joint ventures.

Indirect, general and administrative expenses

	Three Months Ended		Variance		Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2020	September 30, 2019	Dollar	Percent	September 30, 2020	September 30, 2019	Dollar	Percent
Indirect, general and administrative expenses	$165,937	$178,550	$(12,613)	-7.1%	$537,351	$581,428	$(44,077)	-7.6%

Indirect, general and administrative expenses (“IG&A”) for the three months ended September 30, 2020 and September 30, 2019 include $(1.0) million and $(1.7) million, respectively, and for the nine months ended September 30, 2020 and September 30, 2019 include $4.1 million and $45.5 million, respectively, of compensation cost (income) related to equity-based awards.

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

Excluding the compensation costs discussed above, IG&A for the three months ended September 30, 2020 and September 30, 2019 was $166.9 million and $180.2 million, respectively, and for the nine months ended September 30, 2020 and September 30, 2019 was $533.2 million and $535.9 million, respectively

The decrease in IG&A of $13.3 million, exclusive of equity compensation cost, for the three months ended September 30, 2020 when compared to the corresponding period last year was primarily due to a $6.5 million reduction in transaction-related costs, a $2.5 million reduction in intangible asset amortization, and a $6.9 million reduction in other overhead expenses. These decreases were partially offset by $2.6 million increase in expenses associated with business acquisitions.

The decrease in IG&A of $2.7 million, exclusive of equity compensation cost, for the nine months ended September 30, 2020 when compared to the corresponding period last year was primarily due to a $20.4 million reduction in transaction-related costs, a $7.1 million reduction in intangible asset amortization, and a $3.2 million reduction in restructuring and other expenses. These decreases were partially offset by additional expenses of $19.3 million associated with business acquisitions, $3.7 million due to a tax law change, and $5.0 million related to strategic growth initiatives and public company operating costs.

Total other income (expense)

	Three Months Ended		Variance		Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2020	September 30, 2019	Dollar	Percent	September 30, 2020	September 30, 2019	Dollar	Percent
Interest income	$88	$427	$(339)	-79.4%	$512	$1,129	$(617)	-54.7%
Interest expense	(5,475)	(4,909)	(566)	11.5%	(13,656)	(19,577)	5,921	-30.2%
Other income (expense), net	1,653	(3,127)	4,780	-152.9%	1,916	(1,580)	3,496	-221.3%
Total other income (expense)	$(3,734)	$(7,609)	$3,875	-50.9%	$(11,228)	$(20,028)	$8,800	-43.9%

Interest income is related to interest earned on cash balances held.  Interest expense is primarily due to debt related to our business acquisitions and Convertible Senior Note.  The amounts in other income (expense), net are primarily related to transaction gains and losses on foreign currency transactions and sublease income.

Income tax expense

	Three Months Ended		Variance		Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2020	September 30, 2019	Dollar	Percent	September 30, 2020	September 30, 2019	Dollar	Percent
Income tax expense	$16,017	$(15,453)	$31,470	-203.6%	$32,992	$(67,063)	$100,055	-149.2%

As described in “Note 11 – Income Taxes,” in the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, in connection with the Company’s IPO on May 8, 2019, the Company converted from an “S” Corporation to a “C” Corporation. On a pro forma basis, if the Company had been taxed as a “C” Corporation for the three months and nine months ended September 30, 2019, the pro forma effective tax rate would have been 35.14% and 41.40%, respectively, and the pro forma income tax expense would have been $16.1 million and $19.8 million, respectively. The Company’s effective tax rate was 25.61% and 26.39% and income tax expense was $16.0 million and $33.0 million for the three months and nine months ended September 30, 2020, respectively. The most significant items contributing to the change in the effective tax rate relate to a nonrecurring item included in the third quarter of 2019 associated with equity compensation and a change in jurisdictional earnings.  The difference between the statutory U.S. federal income tax rate of 21.0% and the effective tax rate for the quarter ended September 30, 2020 primarily relates to state income taxes and a recorded valuation allowance on foreign tax credits, partially offset by benefits related to income attributable to noncontrolling interest and federal research tax credits.

The termination of the “S” Corporation status was treated as a change in tax status for Accounting Standards Codification 740, Income Taxes. These rules require that the deferred tax effects of a change in tax status to be recorded to income from continuing operations on the date the “S” Corporation status terminates.  At the quarter ended September

30, 2019, the Company had recorded $85 million for the estimated effect of the change in tax status, relating to the recognition of net deferred tax assets for temporary differences in existence on the date of conversion to a “C” Corporation. This estimated amount was revised to $93.9 million at December 31, 2019 and subsequently adjusted to $93.2 million upon filing of the 2019 tax returns.

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests:

	Three Months Ended		Nine Months Ended
(U.S. dollars in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$45,874	$50,359	$125,191	$126,658
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	48,856	33,976	111,732	102,177
Adjusted EBITDA attributable to noncontrolling interests	6,071	4,655	15,535	8,384
Total Adjusted EBITDA	$100,801	$88,990	$252,458	$237,219

Federal Solutions

	Three Months Ended		Variance		Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2020	September 30, 2019	Dollar	Percent	September 30, 2020	September 30, 2019	Dollar	Percent
Revenue	$498,156	$486,175	$11,981	2.5%	$1,457,937	$1,387,484	$70,453	5.1%
Adjusted EBITDA attributable to Parsons Corporation	$45,874	$50,359	$(4,485)	-8.9%	$125,191	$126,658	$(1,467)	-1.2%

The increase in Federal Solutions revenue for the three and nine months ended September 30, 2020 compared to the corresponding periods last year was primarily due to an increase in business volume from new and existing contracts.

The decrease in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the three months ended September 30, 2020 compared to the corresponding period last year was primarily due to generally lower profit margins driven by an increase in volume on contracts with pass-through costs.

The decrease in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the nine months ended September 30, 2020 compared to the corresponding period last year was primarily due to an increase in IG&A from business acquisitions and lower margins, offset by an increase in business volume from new awards and business acquisitions.

Critical Infrastructure

	Three Months Ended		Variance		Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2020	September 30, 2019	Dollar	Percent	September 30, 2020	September 30, 2019	Dollar	Percent
Revenue	$506,080	$537,102	$(31,022)	-5.8%	$1,496,751	$1,529,940	$(33,189)	-2.2%
Adjusted EBITDA attributable to Parsons Corporation	$48,856	$33,976	$14,880	43.8%	$111,732	$102,177	$9,555	9.4%

The decrease in Critical Infrastructure revenue for the three and nine months ended September 30, 2020 compared to the corresponding periods last year was primarily due to a decrease in business volume on contracts with pass-through revenue.

The increase in Adjusted EBITDA attributable to Parsons Corporation in Critical Infrastructure for the three months ended September 30, 2020 was primarily related to an increase in equity in earnings of unconsolidated joint ventures and a decrease in IG&A.

The increase in Adjusted EBITDA attributable to Parsons Corporation in Critical Infrastructure for the nine months ended September 30, 2020 was primarily related to a decrease in IG&A and improved project margins. Offsetting the increase in Adjusted EBITDA attributable to Parsons Corporation was a decrease in equity in earnings.

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

As of September 30, 2020, we believe we have adequate liquidity and capital resources to fund our operations, support our debt service and support our ongoing acquisition strategy for at least the next twelve months based on the liquidity from cash provided by our operating activities, cash and cash equivalents on-hand and our borrowing capacity under our Revolving Credit Facility, which totals $505.1 million as of September 30, 2020.  We do not currently anticipate that the COVID-19 pandemic related economic impacts will impair the Company’s ability to continue to maintain compliance with its debt covenants or access available borrowing capacity from our banks.

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

Accounts receivable is the principal component of our working capital and is generally driven by revenue growth. Accounts receivable reflects amounts billed to our clients as of each balance sheet date and receivable amounts that are currently due but unbilled. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels. Net days sales outstanding, which we refer to as net DSO, is calculated by dividing (i) (accounts receivable plus contract assets) less (contract liabilities plus accounts payable) by (ii) average revenue per day (calculated by dividing trailing twelve months revenue by the number of days in that period). We focus on collecting outstanding receivables to reduce Net DSO and working capital. Net DSO was 69 days at September 30, 2020 and 58 days at September 30, 2019. In addition to the COVID-19 impacts discussed above, the increase in DSO was also impacted by certain administrative activities by certain customers which have delayed the payment of invoices.  Our working capital (current assets less current liabilities) was $835.1 million at September 30, 2020 and $382.0 million at December 31, 2019.

Our cash, cash equivalents and restricted cash increased by $422.4 million to $617.8 million at September 30, 2020 from $195.4 million at December 31, 2019.

The following table summarizes our sources and uses of cash over the periods presented (in thousands):

	Nine Months Ended
	September 30, 2020	September 30, 2019
Net cash provided by operating activities	$113,439	$130,628
Net cash used in investing activities	(36,077)	(541,710)
Net cash provided by financing activities	345,090	277,302
Effect of exchange rate changes	(69)	(953)
Net increase (decrease) in cash and cash equivalents	$422,383	$(134,733)

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

Net cash provided by operating activities decreased $17.2 million to $113.4 million for the nine months ended September 30, 2020 compared to $130.6 million of cash provided by operating activities for the nine months ended September 30, 2019. The change in net cash provided by operating activities is primarily from a $92.3 million increase in net income after adjusting for non-cash items, more than offset by a change of $28.7 million in other long-term liabilities, primarily driven by the payment of long-term employee incentives offset by the deferral of social security payroll taxes as described below and a $80.8 million increase in cash outflows from our working capital accounts (primarily from accounts receivable and contract liabilities offset by accrued expenses and contract assets).

Under the CARES Act, the Company has been provided a net cash benefit of $26.2 million from the deferral of social security taxes otherwise due from April 10, 2020 through the quarter ended September 30, 2020 and will continue to defer employer social security taxes otherwise due for the remaining of the calendar year 2020; one-half of which are due December 31, 2021 and the second-half which are due December 31, 2022.

Investing Activities

Net cash used in investing activities consists primarily of cash flows associated with capital expenditures and business acquisitions.

Net cash used in investing activities decreased $505.6 million to $36.1 million for the nine months ended September 30, 2020, when compared to $541.7 million for the nine months ended September 30, 2019, primarily due to the use of $287.5 million, net of cash acquired, for the acquisition of OGSystems on January 7, 2019, and the use of $208.2 million, net of cash acquired, for the acquisition of QRC Technologies on July 31, 2019.  The Company had no business acquisitions activity during the nine months ended September 30, 2020.

Financing Activities

Net cash provided by financing activities is primarily associated with proceeds from debt, the repayment thereof, and distributions to noncontrolling interests.

Net cash provided by financing activities increased $67.8 million to $345.1 million for the nine months ended September 2020 compared to $277.3 million in net cash provided by financing activities for the nine months ended September 30, 2019.  The change in cash flows from financing activities is primarily due to $348.5 million of net proceeds from the issuance of Convertible Senior Notes during the nine months ended September 30, 2020 compared to $536.9 million of IPO proceeds offset in part by net repayments of borrowings of $180 million and a dividend payment of $52.1 million during the nine months ended September 30, 2019.

Letters of Credit

We also have in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated $198.0 million as of September 30, 2020, including $44.9 million of letters of credit outstanding under the Credit Agreement.  Total letters of credit outstanding at September 30, 2020 are $242.9 million.

Recent Accounting Pronouncements

See the information set forth in “Note 3—Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” in the notes to our consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2020, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate risks related to the Company’s Revolving Credit Facility. As of September 30, 2020, there were no amounts outstanding under the Revolving Credit Facility.  Borrowings under the Credit Facility bear interest, at the Company’s option, at either the Base Rate (as defined in the Credit Agreement), plus an applicable margin, or LIBOR plus an applicable margin. The applicable margin for Base Rate loans is a range of 0.125% to 1.00% and the applicable margin for LIBOR loans is a range of 1.125% to 2.00%, both based on the leverage ratio of the Company at the end of each fiscal quarter. The rates at September 30, 2020 and December 31, 2019 were 1.44% and 3.02%, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures

Our management carried out, as of September 30, 2020, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020 , our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2020, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parsons Corporation

Date: November 4, 2020	By:	/s/ George L. Ball
George L. Ball
Chief Financial Officer
(Principal Financial Officer)