Form 10-K
period 2020-12-31
PARSONS CORP
filed 2021-02-24
CIK 275880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2020, was $3.7 billion.

The number of shares of Registrant’s Common Stock outstanding as of February 12, 2021 was 102,360,662.

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

iii

PART I

Item 1. Business.

Overview

We are a leading provider of innovative technology-driven solutions in the defense, intelligence and critical infrastructure markets. We provide software and hardware products, technical services and integrated solutions to support our customers’ missions. We have developed significant expertise and differentiated capabilities in key areas of cybersecurity, intelligence, missile defense, C5ISR (Command, Control, Computers, Communications, Cyber, Intelligence, Surveillance, and Reconnaissance), space, geospatial, mobility solutions and connected communities. By combining our talented team of professionals and advanced technology, we solve complex technical challenges to enable a safer, smarter and more connected world.

Since our founding nearly 77 years ago, we have built our reputation and business on our ability to successfully innovate and transform while leveraging cutting-edge technologies to meet our customers’ needs and grow our business.  Whether our customers need a first-of-its-kind advanced missile development and testing facility, or an artificial intelligence enabled cloud platform to defend against cybersecurity threats, we deliver for our customers. We seek to grow by offering our clients innovative solutions derived from strategic hiring combined with research and development investments, as well as targeted acquisitions of innovative technology companies. We have developed longstanding relationships with customers such as the U.S. military and intelligence agencies and state and local governments and agencies.

We operate in two reportable segments, Federal Solutions and Critical Infrastructure, with both revenue and adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) contribution of 49% and 51%, respectively, for fiscal 2020. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Results” for further discussion on our segments.

Federal Solutions:    Our Federal Solutions segment is an advanced technology provider to the U.S. government, delivering timely, cost-effective solutions for mission-critical projects. We provide critical technologies, including cybersecurity, missile defense systems, C5ISR, space launch and situational awareness, geospatial intelligence, radio frequency signals intelligence, nuclear and chemical waste remediation, and engineering services. The U.S. government and its agencies represent substantially all of the revenue of our Federal Solutions segment. These U.S. government agencies include the United States intelligence community, the U.S. Department of Defense military services and Missile Defense Agency, the Department of Energy, the Department of Homeland Security and the Federal Aviation Administration.

Critical Infrastructure:    Our Critical Infrastructure segment provides integrated design and engineering services for complex physical and digital infrastructure around the globe. We are a technology innovator focused on next generation aviation, rail and transit, and automotive sustainable infrastructure, leveraging sensors and data. Our capabilities in environmental remediation, systems’ engineering and project management allow us to deliver significant value to our customers by employing cutting-edge technologies, improving timelines and reducing costs. We serve a diverse global customer base including federal, state, municipal and industry customers such as Los Angeles World Airports, Canada’s Metrolinx, Dubai’s Roads and Transport Authority and the Port Authority of New York and New Jersey.

Advances in technology and global awareness and focus on sustainability are dramatically shifting the operating landscape across our markets. Governments and companies are grappling with pressing challenges ranging from confronting increasingly sophisticated cybersecurity threats to upgrading aging systems and infrastructure to reducing environmental footprint and impact. To address these challenges, our customers are actively seeking technology-enabled solutions to enhance and transform their operations and assets. Our wide-ranging capabilities enable us to provide our services, products and solutions across the defense, intelligence and critical infrastructure markets. As a leading technology-driven solutions provider with a proven track record, we believe we are well positioned to benefit from these trends and serve our customers’ evolving needs. We have capabilities in the following four areas that cut across our segments and business lines:

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

Program Management:    We provide expertise and technology to advance our customers’ execution of large, complex projects within their defined sustainability, quality, time and cost parameters.

Design Engineering:  We provide advanced systems and infrastructure engineering design associated with missile systems infrastructure, nuclear waste processing facilities, environmental remediation, long-span bridges, rail and transit systems and other associated infrastructure.

Our customer relationships, which are based on a long history of successfully delivering complex technical services, are key to our success. We are often involved in the early stages of our customers’ planning and permitting processes, which allows us to efficiently optimize our service delivery model. These relationships, along with our technical expertise and intellectual property, allow us to successfully deliver solutions that meet our customers’ demanding technical and execution requirements and fulfill our corporate purpose of developing a better world.

Technology and our people are our most important assets, allowing us to consistently deliver for our customers and help them solve their most pressing challenges. Investment in key technological capabilities is core to our business and helps us to stay at the forefront of the evolving trends across our end markets. To meet the challenges of tomorrow, we are focusing our technology investment on artificial intelligence and machine learning, data processing and analytics, autonomous systems, cloud computing applications and migration, and IoT sensing and command and control. The work of our diverse and collaborative, highly skilled and dedicated employees has enabled our long track record of continued innovation and execution on behalf of our customers. Our team of engineers, scientists, programmers and other specialists include PhDs and certified hackers and a large number of our skilled workforce hold government security clearances, which provides a significant competitive advantage for the highly technical and demanding work we perform.

In fiscal 2020, we generated revenues of $3.9 billion, net income attributable to Parsons Corporation of $98.5 million and Adjusted EBITDA of $342.6 million.  For a definition of Adjusted EBITDA and reconciliation to net income attributable to Parsons Corporation, see Item 6 – Selected Financial Data.

 On new contracts and task orders for which we competed, we achieved an overall win rate of 46.4% in fiscal 2020, 37.4% in fiscal 2019 and 42.9% in fiscal 2018. As of December 31, 2020, our total backlog was $8.1 billion, an increase of 0.8% from December 31, 2019 due largely to the acquisition of Braxton Science and Technology Group LLC (Braxton).

Our Services, Products and Solutions

Within each of our segments, we focus our solutions, products and services on the needs of customers in each of our business lines. Parsons is differentiated by our people, processes and technology that work together to develop, rapidly prototype and deploy specialized hardware, software and infrastructure solutions to meet continually evolving customer missions and needs. With a culture driven by agility, innovation and collaboration, we develop and deploy operationally proven capabilities in emerging technical areas, including advanced analytics, artificial intelligence/machine learning, cyber tools/platforms/operations, advanced sensing and command and control.  We perform systems integration, product development, program management and engineering across our segments and business lines.

Federal Solutions

Our Federal Solutions business provides engineering services, software and hardware products and integrated solutions. Federal Solutions consists of four business lines: Cyber & Intelligence (C&I), Space & Geospatial Solutions (SGS), Missile Defense and C5ISR (MDC), and Engineered Systems (ES). Our strategy is to continue to expand our market position in the cybersecurity, intelligence, space, missile defense and C5ISR with integrated solutions that allow our customers to effectively and efficiently conduct their missions.

•

C&I—Our C&I business line focuses on two related, but discrete markets: cybersecurity and intelligence. Our customers include the U.S. Department of Defense, the United States intelligence community, which consists of 17 separate United States government intelligence agencies, U.S. Cyber Command, the Department of Justice and the Department of Homeland Security. We provide offensive and defensive cybersecurity platforms, tools and operations.

•

An example is Enhanced Network Visualization Environment (ENVE), our tool that assists combatant commanders with combat information reports in a timely manner.  ENVE supports passive reconnaissance and analysis missions by receiving data feeds from mission partners at remote sites through various means.  This scalable solution – which includes Parsons’ high-speed processing product – constructs network topologies (map-like displays) from data in real time.

•

Other representative cyber solutions and products include the Army’s Defensive Cyber Operations Mission Planning (DCOMP), where Parsons is the lead system integrator leveraging our streamlined DevSecOps processes for user/developer collaboration; Advanced Video Activity Analytics, or AVAA, which enables the automated analysis of actionable data produced from massive volumes of motion imagery; and Knowtify®, an open source intelligence search engine.

•

SGS—Our SGS business line focuses on providing geospatial intelligence, threat analytics, space situational awareness, small satellite launch and integration, satellite ground systems, fight dynamics, and command and control solutions for the space end market.  Our customers include the National Geospatial-Intelligence Agency, or NGA, National Reconnaissance Office, or NRO, and multiple units within the U.S. Department of Defense including the Special Operations Command, or SOCOM, the Unites States Space Force and military services. The acquisition of Braxton allows us to capitalize on quickly evolving space missions for national security space customers.

•	An example is our work with NGA in providing automated capabilities to analyze, collect and expose geospatial intelligence content from the open source environment.
•	We are a leader in the U.S. Department of Defense Enterprise Ground Services effort, providing a common architecture to organize and synchronize space platforms/constellations.
•

Parsons is conducting vulnerability research and resiliency solutions for existing space architectures, while supporting the development and security engineering of next generation space infrastructure components, such as the Commercial

Augmentation System. We also develop analysis and anomaly detection tools for satellite and ground system communications.
•

MDC—Our MDC business line focuses on the missile defense, space and C5ISR end markets. Our customers include the Defense Intelligence Agency and U.S. Department of Defense, including the military services, the Missile Defense Agency, or MDA, the North Atlantic Treaty Organization, or NATO, and research laboratories. We provide integrated air and missile defense, data fusion and analytics, platform system integration, directed energy, joint all-domain operations and command and control systems.

•

An example is our role as the prime Technical Engineering, Advisory and Management Support (TEAMS) contractor for the MDA, facilitating key aspects of their mission, from battle management to next-generation multi-domain command and control. We provide weapons and missile defense, systems engineering, battle management command, control and communications (C2BMC), warfighter support and facilities and life cycle support.

•

Representative products include our Parsons Universal Modeling and Analysis (PUMA), model-based systems engineering environment and our Command and Control Core (C2Core®) mission planning and tasking suite that links requests, effects and operational guidance in a unified database. Our Performance-Enhanced Airborne Reconnaissance Low (PeARL®) family of sensors provides very high-resolution imagery to support operational requirements.

•

We provide converged cyber-physical solutions for critical infrastructure and physical security solutions.  Representative offerings include converged physical and cyber security for industrial control systems and infrastructure upgrades, including control systems, power systems, connected devices, and smart meters.

•

ES—Our ES business line focuses on advanced technology services for complex energy production systems, aviation, healthcare and bio-surveillance systems, environmental systems and associated infrastructure. Customers include the Department of Energy (DOE), the Defense Threat Reduction Agency (DTRA), the U.S. Army Corps of Engineers, the Federal Aviation Administration (FAA), the National Aeronautics and Space Administration (NASA), the United States Postal Service, the Department of Labor and the Jet Propulsion Laboratory. Representative offerings include nuclear waste processing and treatment, weapons of mass destruction elimination, program and project management, infectious disease control analytics and data protection.

•	Our expertise includes fluorinated organic chemicals, advanced digital classification and complex program and engineering management.
•	Representative programs include the National Science Foundation’s Antarctica Infrastructure Modernization for Science, the FAA Technical Services Contract and the DOE Salt Waste Processing Facility.

On November 19, 2020, we completed the acquisition of Braxton.  The acquisition increases our solutions, products and capabilities in the space, cyber, and intelligence markets.  Braxton will be integrated into our SGS market, adding more than 370 employees, 80% of whom hold security clearances.  Headquartered in Colorado Springs, Braxton operates at the forefront of satellite operations, ground system automation, flight dynamics, and spacecraft and antenna simulation for the U.S. Department of Defense and Intelligence Community.  These capabilities position us to capitalize on the quickly evolving space missions of its national security space customers and address rapid market growth driven by proliferated low earth orbit constellations, small satellite expansion and space cyber resiliency.

Critical Infrastructure

Our Critical Infrastructure business provides engineering, program management, and software solutions. It is focused on two business lines: Connected Communities (CC) and Mobility Solutions (MS). Our growth strategy includes leveraging our portfolio of sophisticated engineering solutions and technologies for complex physical infrastructure projects. We are expanding our portfolio in key emerging growth areas including integrated transportation systems and smart cities, critical infrastructure protection, aviation, rail and transit, and water/wastewater treatment.

•

CC—Our CC business line includes intelligent transportation system management, aviation, rail and transit systems including communications-based train controls, smart cities software and critical infrastructure protection. Our customers include the transportation authorities for the cities of Los Angeles, New York and Paris, the states or provinces of Georgia, Ontario and Texas and rail and transit entities including AMTRAK, CSX, Metrolinx (Ontario Canada), Riyadh Metro, and the WMATA. Technology capabilities include positive and communications-based train controls systems integration, intelligent transportation network software, vehicle inspection data analytics software, automated people mover and baggage handling systems and autonomous vehicle integration.

•

Parsons provides integrated traffic solutions for arterials, smart intersections, airport landside, ports and tolling integrators.  An example is our role as provider of Advanced Traffic Management Systems, or ATMS, for transportation systems in seven U.S. states through our iNET™ platform. Since the first deployment in 2007, iNET® has been delivered to twenty-four state Departments of Transportation, twenty-two cities, eight county agencies, seven toll agencies, and seven different countries.

•

For aviation, we play a critical role as program manager for global airports.  We are the program manager of the environmentally sensitive Diamond Head Extension Program at Honolulu International Airport, the Houston Airport System, and the Landside Access Modernization Program for Los Angeles International Airport.

•	Our rail and transit capabilities include systems optimization, communications-based train control, rail system design and system assurance.
•

MS— Our MS business line provides engineering services for complex infrastructure including bridges and tunnels, roads and highways, water and wastewater, and dams, reservoirs and environmental remediation. Within our diverse customer base, our customer relationships include states (e.g. Texas, Florida, Georgia, Illinois, New York, and Michigan), cities and provinces, industrial clients, water authorities, and Middle East customers, such as the Kingdom of Saudi Arabia Royal Commission and Riyadh Metro.  Our capabilities include technologies in long-span bridges, tunnels, water/wastewater and environmental remediation.

•

An example of our design capabilities is our role as the leading designer of the Tacoma Narrows Bridge, the largest twin tower suspension bridge in the world. We are also the lead designer for the Federal Way link extension for Sound Transit in Seattle.

•

For program management, we are part of the Riyadh Metro Transit Consultants responsible for program management of the Riyadh metro system.  In addition, we are the program manager for the California Delta Water Conveyance Modernization Project, a multi-billion environmentally compliant water transfer project to improve water supply sustainability and reliability for human and environmental uses.

•

Our Industrial group delivers engineering, program management and environmental solutions to private sector industrial clients and public utilities.  Customers are diverse and include chemical, energy, utility, communications and manufacturing customers and some provincial agencies.  Our capabilities include environmental remediation, process engineering and program management of capital projects.  We have a unique offering in this space, as Parsons understands our customers’ domains and can deliver advanced technology solutions, including cyber-physical security, environmental remediation, geospatial intelligence and 3D image processing, and application of virtual augmented reality.

Our Market Opportunities

Technology revolution and environmental impact is driving a swift pace of change, resulting in ongoing societal transformation, complicated geopolitical dynamics, a shifting threat landscape and the globalization of commerce. To address this evolving landscape, our customers are actively seeking technology-enabled solutions at the speed of relevancy to upgrade and transform assets and operations. The below trends are key drivers of activity and growth in both our Federal Solutions and Critical Infrastructure segments.

Defense Spending Remains a Key Focus of the national agenda due to the reemergence of long-term strategic peer competition, which has been cited in the National Defense Strategy as the primary concern for U.S. national prosperity and security. This reemergence has resulted in increased global disorder and a security environment, defined by rapid technological change, which may be more complex than ever before. We believe the U.S. Department of Defense and intelligence community will continue to invest in space, C5ISR, and missile defense.

Cybersecurity is Mission Critical to U.S. National Security and cybersecurity threats are increasing in volume and sophistication as global connectivity and the rise of social media have led to an explosion in the amount of available and exploitable data. The recent SolarWinds hacking incident is a noteworthy example.  The Center for Strategic and International Studies estimates that threats from hacks, cyber criminals, foreign governments, malicious insiders and corporate espionage have a $600 billion annual global cost impact. The proliferation of mobile devices, smart devices and cloud computing has vastly increased the need for enterprise-wide risk-based cybersecurity programs and governments have become increasingly aware of the need for a proactive approach to the risk of cyber-attacks. We believe that this market will continue to grow in response to the shifting threat landscape and recent high-profile attacks, including SolarWinds.

Consistent Need for Actionable Intelligence to Support U.S. Priorities is driving a shifting threat landscape that necessitates a greater need for collaboration and cooperation between intelligence agencies. There is a new demand for joint all-domain command and control systems that are optimized to function cohesively across a spectrum of domains. This in turn drives a need for sophisticated data analytics to aggregate data into useful formats in real-time. To respond, we believe the United States intelligence community and Department of Defense will need continued focus on information sharing and collaboration for improved intelligence accuracy and timeliness encompassing multiple forms of intelligence collection.

Global Infrastructure Needs Significant Replacements and Technology-Driven Upgrades. Aging physical infrastructure is strained by the swift pace of technological change combined with heightened new expectations for sustainability and environmental impact.  Furthermore, failure to maintain the infrastructure makes it more difficult to recover from unexpected disasters caused by climate change.  The United States infrastructure needs exceed $2 trillion according to the American Society of Civil Engineers, for roads, highways, bridges, water/wastewater and other infrastructure needs.  Critical infrastructure, specifically transportation infrastructure that is essential to national economic and security concerns including airports, bridges, and rail and transit systems, is particularly vulnerable. We believe aging infrastructure and a focus on environmental impact will continue to be replaced and supplanted by newer, smarter and more sustainable infrastructure with an increased focus on connectivity.

Urbanization Creates Demand for Smart Cities with Connected Populations. Cities around the globe increasingly demand new more sustainable capabilities, such as sensor networks and communication strategies to connect streetlights, security cameras and emergency systems, to provide important real-time information and better serve their citizens and reduce carbon emissions. Integrated corridor management solutions, intelligent transportation systems, advanced rail systems and updated telecommunication networks will keep cities around the world functioning as smart and sustainable cities and serve as engines for economic growth.

Transformation of Legacy Service Delivery Models through Technology. Historical capital project management is changing with the introduction of cloud-connected computer-aided design, automation, big data, machine learning and other technologies. The introduction of these new technologies allows industry participants to reimagine existing value chains, address integrated lifecycle objectives, assure human rights are observed in their supply chains, provide environmentally sensitive and sustainable solutions, boost productivity and streamline project management. Industry participants that have the capability to embrace these new technologies to enhance their capability and service offering to higher value solutions will be well positioned to assist governments and communities in their transformation.

Change equals opportunity, and Parsons is well-positioned to serve a large array of governments and companies. Across a diverse set of industries, we provide smart and agile solutions that address our customers’ concerns as they adapt to the rapid changes of a more interconnected and technology-driven world.

Our Competitive Strengths

Proven Track Record

Our proven track record is a result of our strong performance, the dedication of our employees and our longstanding customer relationships. We focus on being a company that delivers on its promises, holds integrity at the highest level and successfully assists our clients as they execute their most complex missions. Driven by our integrated people, process and technology approach, we have a reputation for innovation and delivering mission outcomes for our customers’ most important endeavors.

Our differentiated business model has driven high win rates and strong financial performance, characterized by solid top and bottom-line growth, high and growing backlog levels and low capital requirements. We achieved incentive fees of $29.2 million and average incentive fees of 90% in fiscal 2020, incentive fees of $30.4 million and average incentive fees of 89% in fiscal 2019 and incentive fees of $8.5 million and average incentive fees of 89% in fiscal 2018. Incentive fees are fees earned for achievement of certain performance criteria included in our contracts, such as achievement of target completion dates or target costs, and our incentive fees average is calculated as the actual incentive fees achieved as a percentage of incentive fees expected to be earned in the applicable period. In addition, we achieved a win rate of 46.4% in fiscal 2020, 37.9% in fiscal 2019 and 42.9% in fiscal 2018, for new awards that we bid on (including a win rate on re-compete contracts and task orders in the Federal Solutions segment of 85.4% in fiscal 2020, 84.9% in fiscal 2019 and 96.0% in fiscal 2018). In fiscal 2020, our Federal Solutions revenues grew 1.3% and our Critical Infrastructure revenues grew 2.9% year-over-year. As of December 31, 2020, our backlog was $8.1 billion, up 0.8% from year end fiscal 2020.

Long-Term Customer Relationships

We maintain long-term relationships with key government and commercial customers, many of which span over 40 years. For example, in the Federal Solutions segment, we have been providing support to the MDA for over 30 years with over 1,000 personnel imbedded with the customer and have provided services to the Department of Energy for over 50 years on a variety of projects and programs. In the Critical Infrastructure segment, we have supported the WMATA for over 50 years and have served as Program Manager for Yanbu Industrial City for over 42 years.

These longstanding relationships give us the insight and customer intimacy to align our research and development investments based on customer needs and enable high win rates for prime contract positions on the most technically demanding assignments. We believe that our position as a recognized leader in integrity, innovation, operational efficiency, safety and security, environmental and health, and our ability to deliver exceptional quality has resulted in a high level of re-compete wins and has driven substantial customer loyalty. Market segments including cybersecurity, missile defense, C5ISR and connected cities require leading-edge technologies and extensive technical know-how, and necessitate consistently exceptional performance, thus further entrenching us with our key customers and driving our long-term relationships.

Technology Innovation

We are on the forefront of developing sophisticated engineering and technical services and products for our customers, such as our iNET™, Legion and AVAA technology offerings. Our technical and management teams have a deep understanding of the products, their ecosystems and deployments, the customer and the processes necessary to create tailored solutions. We offer 100 different offerings in our product portfolio, have deployed our solutions in 30 countries and more than 1,800 customers utilize our technology.

Our competencies include delivering advanced technologies in cybersecurity, data and video analytics, cloud applications and migration and artificial intelligence. Our approach of agile development, rapid prototyping, quick reaction capability and low rate initial production delivers customers solutions from concept to full life cycle support. Our DevSecOps development environment includes customers and third-party provider engagement and embeds application and infrastructure security throughout. By leveraging people, processes and technologies, we focus on continually delivering innovative solutions to address our customers’ immediate and long-term challenges.

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

World Class Talent

Our most important asset is our diverse team of talented employees, more than 15,500 as of December 31, 2020, whose technical expertise is sought by our clients for their most sophisticated applications and challenges. Our base of diverse, committed and passionate experts is critical to delivering our leading capabilities. Engineers, scientists, programmers and other employees choose us and stay with us for the opportunity to collaborate with our customers, deploy our expansive technical resources, rapidly bring bold ideas to market and work on leading solutions that enable a better world.

Our professionals are highly educated, with a wide range of technical acumen and in-depth domain knowledge and expertise. Our employees hold more than 20,000 degrees and professional credentials, including those with registrations and certifications in technical areas like Agile methodology, Project Management, Engineering, Environmental, Architecture, Technology and Security as of December 31, 2020. Our diverse teams understand our clients and are comprised of technology subject matter experts and professionals with deep customer knowledge and experience.

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

Demonstrated Ability to Identify and Execute Acquisitions to Transform our Business

Strategic acquisitions that augment our technology offerings and capabilities are a key tenet of our growth strategy. We have completed seven strategic acquisitions (six in Federal Solutions and one in Critical Infrastructure) since 2011, which collectively provided us with a wide variety of complementary technology capabilities, with an aggregate purchase price of $1.9 billion. This highlights our ability to successfully identify and execute on attractive opportunities to augment our leading technical offerings. These acquisitions include:

•

Braxton Science and Technology Group, LLC: Acquired in November 2020 at a purchase price of $310.9 million ($267 million less the tax asset), Braxton operates at the forefront of satellite operations, ground automation, flight dynamics, and spacecraft antenna simulation for the U.S. Defense and Intelligence Community.  These capabilities position Parsons to capitalize on the quickly evolving space missions of its national security space customers and address rapid market growth driven by proliferated low earth orbit constellations, small satellite expansion and space cyber resiliency.

•

QRC® Technologies: Acquired in 2019 at a purchase price of $214.1 million, QRC® Technologies is a disruptive product company that provides design and development of open-architecture radio-frequency products.

•

OGSystems: Acquired in 2019 at a purchase price of $292.4 million, OGSystems is a disruptive geo-intelligence solutions and immersive engineering provider that creates technology solutions for the United States intelligence community and the U.S. Department of Defense. OGSystems’ VIPER Labs and Immersive Engineering techniques serve as the catalysts for deployment of geospatial systems and software, embedded system threat analytics and cloud engineering solutions. OGSystems’ advanced hardware solutions include the PeARL family of sensors, combining industry-leading camera and optic lens technologies with our software solutions, yielding very high resolution 2D and 3D aerial imagery.

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

Enhance and Optimize our Core Operations

We are committed to enhancing and optimizing our core business and improving financial performance, including revenue growth, margin expansion and positive cash flow, using the following strategies:

•	Maintaining high re-compete rates.
•	Focusing on cross selling new solutions to our existing customers and existing solutions to new customers.
•

Continuing research and development investments in cybersecurity, intelligence and C5ISR software and hardware products, intelligent transportation systems, modeling and simulation, data analytics, advanced sensing and our as-a-service offerings.

•	Developing intellectual property and product offerings from our investments.
•	Streamlining operations and processes to optimize overhead expenditures.
•	Increasing our presence and prime contractor positions on large omnibus Indefinite Delivery/Indefinite Quantity (“IDIQ”), Master Service Agreement and Other Transaction Agreement contracts.
•	Expanding our diverse talent pool in key strategic areas outside of high-employment zones.
•	Continuously evaluating and shaping our portfolio to divest, exit and de-emphasize lower-performing businesses and markets.
•	Rigorously managing our working capital to maximize cash flow.
•	Streamlining our processes starting with a clean baseline to optimize support function execution.

Extend into Opportunity-Rich Adjacent Markets

We are extending our core markets through organically penetrating and expanding in market adjacencies in need of our offerings.  The characteristics of these markets encompass development, design and delivery of solutions leveraging technology, such as artificial intelligence, machine learning, cloud computing, data processing and analytics, and advanced sensing.  We are expanding our core competencies to new customers and setting the pace for technological evolution in each market, including:

•	Cybersecurity – Continue our growth momentum in cybersecurity by offering end-to-end solutions, tools, operations and platforms for our U.S. Department of Defense and Intelligence Community customers.
•

Space -- Extend our space situational awareness, small satellite integration and payload, command and control and enterprise ground systems to our current space customers (MDA, Air Force, Space Force, Space & Missile Command, NASA and NRO) and to new space and geospatial customers in the government and commercial space markets.

•	Integrated solutions -- Help our customers reinvent the future of national security and critical infrastructure by focusing on their emerging needs.
•	Joint all-domain operations-Leverage our command and control and sensor solutions developed for the military services into a joint command network to enable joint warfighting capability.
•

Smart Mobility — Mobilize teams for growth, drive transactional revenue, and enhance Parsons’ marketplace positioning.  Priorities include ITS/iNET™, Intelligent Intersections/AAS, Tolling/Congestion Pricing/Vehicle Miles Traveled, and Port Freight Trucking/Freight Intelligent transportation solutions.

•

Life sciences and bio-surveillance -- Enhance our efforts in infectious disease and health screening/testing to the development of effective surveillance, prevention and operational capabilities for detecting and countering biological threats.

•	Supply chain security – Scale our microelectronics and hardware security capabilities to position ourselves and capitalize on the emerging supply chain security market.
•	Intelligence, surveillance, and reconnaissance integration – Move up the value chain from being a single solution provider to a large-scale integrator of C5ISR systems.
•

Contingency mitigation – Climate change is creating an increase in wildfires and severe storms which are problematic for the electric utility industry.  We are leveraging capabilities from across our markets to manage the impact of climate change.

This strategy extends the reach of our people, customer relationships and intellectual property to capture growing demand in the market adjacencies. In assessing potential areas of expansion or entry into adjacent markets, we maintain a strictly disciplined approach, always placing paramount importance on responsible growth in areas aligned with our strategy and core competencies.

Continued Acquisition and Integration of Transformative Technologies

We are transforming our business capabilities and business models through the acquisition of companies that align with our disciplined M&A framework. Our M&A strategy and goals include:

•	Financial performance goals: >10% top line growth, >10% Adjusted EBITDA margin, and strong cash flow

 Grow

•	Growing, enduring profitable markets: Cyber; Intelligence, Surveillance, and Reconnaissance; Space; Life Sciences; Smart Transportation; and Green, Sustainable markets.
•	High purpose mission customers: Federal civilian, intelligence community, U.S. Department of Defense, Transit Operations centers, and state Departments of Transportation.
•	Technology differentiation: fill technology gaps, drive end-to-end solutions, move up the value chain, scale within and across our businesses, dual use applicability, and intellectual property.

Our objective is to continue to transform our business into an integrated, full life cycle systems integrator that delivers scalable solutions and drives revenue growth, expanded margins, and strong cash flows.

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

As of December 31, 2020, our total backlog was $8.1 billion, consisting of $4.0 billion of funded backlog and $4.1 billion of unfunded backlog. We expect to recognize $2.8 billion of our funded backlog at December 31, 2020 as revenues in the following twelve months. However, our government customers may cancel their contracts with us at any time through a termination for convenience or may elect to not exercise option periods under such contracts. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed.

Competition

The industries we operate in consist of a large number of enterprises ranging from small, niche-oriented companies to multi-billion-dollar corporations that serve many government and commercial customers. We compete on the basis of our technical expertise, technological innovation, our ability to deliver cost-effective multi-faceted services in a timely manner, our reputation and relationships with our customers, qualified and/or security-clearance personnel, and pricing. Our main competitors in Federal Solutions are U.S. federal systems integrators and service providers such as Booz Allen Hamilton, CACI International Inc, Leidos Holdings, Inc., Man Tech International Corporation, Science Applications International Corporation, Lockheed Martin Corporation, Northrop Grumman Corporation, Perspecta, and The Raytheon Company. Our main competitors in Critical Infrastructure include AECOM Technology Corporation, Jacobs Engineering Group Inc., Stantec, Tetra Tech, Inc., and WSP, as well as Kapsch and Opus in the Connected Communities market. Large defense firms or technology companies may develop products or services in the future that could compete with us.

Seasonality

Our results may be affected by variances as a result of weather conditions and contract award seasonality impacts that we experience across our businesses. The latter issue is typically driven by the U.S. federal government fiscal year-end, September 30. While not certain, it is not uncommon for U.S. government agencies to award task orders or complete other contract actions in the weeks before the end of the U.S. federal government fiscal year in order to avoid the loss of unexpended U.S. federal government fiscal year funds. In addition, we have also historically experienced higher bid and proposal costs in the months leading up to the U.S. federal government fiscal year-end as we pursue new contract opportunities expected to be awarded early in the following U.S. federal government fiscal year as a result of funding appropriated for that U.S. federal government fiscal year. Furthermore, many U.S. state governments with fiscal years ending on June 30 tend to accelerate spending during their first quarter, when new funding becomes available. We may continue to experience this seasonality in future periods, and our results of operations may be affected by it.

Human Capital Management

We are committed to enhancing our position as a leading employer in our industry. Our culture and reputation as a leading provider of technology-driven solutions in the defense, intelligence and critical infrastructure markets enables us to recruit and retain some of the best available talent across the globe.  We believe that we are stronger and smarter when we work together and celebrate our diverse backgrounds.  We believe in doing right by the communities we serve, and we have policies prohibiting child labor and human trafficking.  We believe that Parsons is the place for our diverse employees to make a difference.  With over 15,500 employees, we experienced a 1.1% decrease in voluntary turnover in 2020 while converting nearly 90% of our workforce to a virtual environment during the current global COVID-19 pandemic.  This improvement was largely attributed to targeted retention strategies, including a comprehensive employee development and technical career track framework and the prioritization of an ideal culture to support the transformational strategy.  A high-level engagement among employees is reflected in our 2020 culture and engagement scores, which had an increased participation level of over 20%, and reflected significant improvements gained in survey areas such as alignment with strategic direction, employee connection to Parsons’ success, promotion of culture of speed and agility, rewards for coming up with new ideas, and collaboration across organization boundaries to achieve company goals.

Our principal asset is our team of diverse employees.  A large percentage of our employees have technical and professional backgrounds and undergraduate and/or advanced degrees, with our employees holding more than 20,000 degrees and professional credentials, including registrations and certifications in technical areas such as Agile Methodology, Project Management, Engineering, Architecture, Green Building/Sustainability, Technology, and Security as of December 31, 2020.  Approximately 22% of our employees, including 58% of the employees in our Federal Solutions business segment, hold security clearances as of that date.  Of those holding such clearances in Federal Solutions, approximately 58% are Top Secret/Sensitive Compartmented Information Level clearances, which often require the completion of a polygraph.

In 2020, we focused on retaining and developing our employees on highly sought-after key programs as part of the knitting of our success.   Such programs include the mentoring program, Parsons Distinguished Recognition and Incentive Program (DRIVE), and the Parsons’ Fellows Program.

Mentoring: The Parsons mentoring program allows employees to cultivate skills, seek guidance and share professional experiences.  The program launched in 2020 is designed to:

•	Increase a sense of connection, engagement and retention of key diverse talent.
•	Sustain promotion and retention rates of diverse leadership talent.
•	Expand networks and enhance career development opportunities.

Recognition: Understanding recognition at all levels is key to management and retention.  We expanded Parsons Distinguished Recognition and Incentive (DRIVE) Program that celebrates employees who go above and beyond their work.  Launched in 2019, with seven different award levels, the program is designed to reward employees who have made exceptional contributions to a program or project, or who have provided outstanding support to their teams, our clients, or our company as a whole.  Over 1,500 awards were issued to employees in 2020 and the program is growing.

Development: The Parsons’ Fellows Program recognizes our top technical experts and promotes innovation in solving our customers’ most difficult technical challenges.  It is a collaborative network of over forty selected motivated and passionate subject matter experts working to solve technical challenges through either strategic research and development or through the development of long-term technical policies and best practices.  The program defines its success through engagement, mentorship, and retention.  Every benefit that collaboration among the Fellows offers is expressed by the idea that the individual is brilliant, but a group of brilliant individuals acting as one can be more powerful and enable Parsons to accomplish even more in our quest to deliver a better world.

Inclusion Inspires Innovation

Embracing inclusion, diversity and equality in all aspects of our business is fundamental to our corporate culture and vital to our continued growth and success.  Our employees work across 25 countries and collectively speak over 80 languages.  Diversity is one of our core values, and we pursue it in our workforce, our markets, our suppliers, and our services because we recognize that optimum solutions require different backgrounds, new perspectives, and open minds.  We leverage diversity and equality through the inclusion of employees, empowering them to shape the future of the corporation through collaboration and innovation.

In 2017, we launched our Inclusion and Diversity (I&D) Task Force with executive sponsorship from the Board, our CEO, our President and COO, and our Chief People Officer.  The task force’s objectives are to attract, include, and retain talent, and to help achieve those goals.  Its 42 diverse members serve as ambassadors throughout the corporation, demonstrate leadership, and infuse their passion for inclusion and diversity into our corporate culture.  Within the task force, subcommittees support the development and implementation of initiatives identified by the Board and the Executive Leadership Team that continue to advance our inclusion and diversity objectives.

Subcommittees and Purpose

•	Metrics – Measure the success of inclusion and diversity
•	Ambassadors – Bring inclusion and diversity to the local level to create inclusion and diversity awareness
•	Mentoring/Training – Drive improved awareness and engagement
•	Communications – Promote inclusion and diversity awareness through messaging and celebration
•	Executive/Intern Diversity – Drive improved diversity at the intern and executive levels
•	Policy Review – Improve inclusion and diversity through policy change
•	Social Justice and Equality – Advance social justice and equality inside and outside of Parsons
•	Military and Veterans Affairs – Attract veterans and cultivate their careers and success
•	Pride Alliance – Advocate for the LGBTQ+

With recent social justice and equality awakening, we launched the Listen-Learn-Action campaign.  Our Board and our CEO and Chairman implemented a thoughtful strategy to better understand the perspectives of our employees by listening to them through various forums, then sharing the understanding and offering educational resources to all employees, and, finally, putting into effect a concise, iterative quarterly action plan that holds us accountable to doing more to increasing the representation or historically underrepresented groups within our global workforce, and we are committed to taking action and ensuring Parsons is, and remains, an employer of choice.

Employee Stock Ownership Plan

At December 31, 2020, approximately 6,300 of our employees participated in our Employee Stock Ownership Plan (ESOP), which owns approximately 39% of our outstanding shares.  In December 2020, the board of directors approved an amendment to the ESOP to provide greater diversification rights to participants.  The amendment provides that, with respect to all diversifications elected or processed after January 1, 2021, the definition of a qualified participant shall mean a participant who has attained the age of 50 and who has completed at least three years of participation in the ESOP and other criteria.  Each qualified participant shall generally be permitted to direct the ESOP as to the diversification of 50% of the value of the eligible vested portion of the participant’s ESOP account.  Further, in January 2021, the Parsons Corporation Board of Directors approved an amendment to the ESOP whereby distributions to participants in the Plan were modified as follows: (1) the threshold amount of an ESOP participant’s balance to be eligible for a single lump sum distribution was increased from $20,000 or less to $500,000 or less; (2) the threshold balance for a participant to be eligible to receive payment in two annual installments was increased from $40,000 or less to $750,000 or less; and (3) the threshold balance for a participant to be eligible to receive payment in three annual installments was increased to greater than $750,000.  This change was made to facilitate greater flexibility for certain eligible participants to receive their balances in fewer installments and to accelerate the increase in publicly traded float for the Company’s common stock.

Intellectual Property

Our intellectual property portfolio consists of issued and pending patents as well as trademarks for many of our technologies. In addition, we maintain a number of trade secrets that we endeavor to protect to ensure their continuing availability to us. Our technical expertise is vital to our growth strategy, and we believe they are a core competitive advantage.  We have 26 registered patents and 31 pending patents in the United States and 4 pending patents internationally.  We have 67 trademarks and 26 pending trademark applications in the United States, and 145 trademarks and 34 pending trademark applications internationally. We also currently offer 25 products for sale to our global customers.

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

In 2019, the U.S. Department of Defense announced the development of Cybersecurity Maturity Model Certification (“CMMC”) as a framework to assess and enhance the cybersecurity posture of the Defense Industrial Base (“DIB”), particularly as it relates to controlled unclassified information within the supply chain. CMMC is designed to ensure that contractors providing services to the U.S. Department of Defense have implemented cybersecurity controls and processes to adequately protect information that resides on DIB systems and networks.  The U.S. Department of Defense issued an interim rule on September 29, 2020 to amend the Defense Federal Acquisition Regulation Supplement (DFARS) to include one new provision and two new contract clauses.  It became effective on November 30, 2020.   We collaborated with other companies to provide feedback following the 60-day public comment period.  In December 2020, the U.S. Department of Defense identified seven approved pilots of the expected fifteen for fiscal year 2021 that are new Requests for Proposals which will be incorporated into CMMC requirements.  All offerors are expected to undergo appropriate third-party CMMC assessment and achieve certification of Level 3 and below at the time of contract award.  We are currently in compliance and is preparing for future certification and assessments.

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

Executive Officers

Charles L. Harrington was appointed our Chief Executive Officer in May 2008, Chairman of our board of directors in November 2008. Before his appointment in 2006 as Executive Vice President, Chief Financial Officer and Treasurer of Parsons, Mr. Harrington was the founding President of one of our business units. Mr. Harrington also serves on the board of directors of the J.G. Boswell Company, where he chairs the Compensation Committee and serves on the Audit Committee. Further, he serves on several non-profit boards of directors, including serving as Vice Chair of the California Polytechnic State University San Luis Obispo Foundation board of directors, and serves on the Audit Committee and Investment Committee. Mr. Harrington has also served as an Audit Chair of a publicly traded company.  Mr. Harrington received a Bachelor of Science in engineering from California Polytechnic State University and a masters-of-business administration from the University of California, Los Angeles (UCLA) Anderson School of Management. Mr. Harrington was selected to serve on our board of directors because of the perspective and experience he brings as our Chief Executive Officer, as well as his operations and finance industry experience.

Carey A. Smith was appointed Chief Operating Officer in November 2018, President in November 2019 and a member of our board of directors in December 2020. Prior to that, Ms. Smith led Parsons’ Federal Solutions business from November 2016. Before joining Parsons, Ms. Smith served in progressive leadership roles at Honeywell International Inc. (“Honeywell”) from 2011 to 2016, including President of the Defense and Space business unit, Vice President of Honeywell Aerospace Customer and Product Support and President of Honeywell Technology Solutions, Inc. In total, Ms. Smith has 35 years of aerospace and defense experience. Ms. Smith serves on the Edison International board of directors, including on the Compensation & Executive Personnel and Safety and Operations Committees, and in several capacities for the Professional Services Council, including as Vice Chairman on the board of directors and a member of the Executive Committee. In addition, Ms. Smith serves on the non-profit boards of INSA (Intelligence and National Security Alliance) and the USGIF (United States Geospatial Intelligence Foundation) working with government, industry and academia to promote national security, and she is a National Association of Corporate Directors (NACD) Governance Fellow. Ms. Smith received a Master of Science degree in electrical engineering from Syracuse University and a bachelor- of-science in electrical engineering from Ohio Northern University.  Ms. Smith was selected to serve on our board of directors because of the perspective and experience that she brings as our President, and due to her significant industry and operations experience.

George L. Ball was appointed our Chief Financial Officer in May 2008. Mr. Ball has held a succession of senior financial and management positions with us over the past 13 years. Previously, he was Senior Vice President, Financial Systems and Control, of Parsons Corporation from March 2007 to May 2008 and Vice President, Finance, of Parsons Development Company from October 2004 to February 2008. Since joining us in 1995, he has served in various capacities including Corporate Controller and International Division Manager of the Infrastructure & Technology Group. Mr. Ball has more than 36 years of experience in finance and accounting roles for both public and private companies. In addition to his responsibilities with us, he serves on the board of directors, executive committee, audit committee, compensation committee, affiliate transactions committee and chair of the routine transactions committee of Cornerstone Building Brands, Inc. Mr. Ball is also a National Association of Corporate Directors (NACD) Board Leadership Fellow. Mr. Ball is a certified public accountant and holds a Bachelor of Science degree in accounting from Drexel University in Philadelphia, Pennsylvania.

Michael R. Kolloway was appointed General Counsel and Corporate Secretary of Parsons Corporation in October 2017 and later became our Chief Legal Officer in January 2019. Before assuming the role of General Counsel and Corporate Secretary, Mr. Kolloway served as Deputy General Counsel – Americas from March 2016 through October 2017. Before joining Parsons, Mr. Kolloway served as Senior Vice President and Assistant General Counsel for Operations and Risk Management at AECOM Technology Corporation, a publicly traded company. Prior to his tenure at AECOM, Mr. Kolloway was a partner in the Chicago law firm of Rock, Fusco & Garvey, Ltd and a member of the Federal Trial Bar for the Northern District of Illinois. Mr. Kolloway received his Bachelor of Arts degree from St. Norbert College, his Juris Doctor from the University of Illinois College of Law and completed the General Counsel Program at the Harvard University School of Law.  Mr. Kolloway served on the Board of Directors for MUSE/IQUE based in Pasadena, California and is a member of the Association of Corporate Counsel.

Debra A. Fiori was appointed as Chief People Officer of Parsons Corporation in 2016.   She joined Parsons Corporation in 2007 as Talent Management Director in the Commercial Technology Group.  Before joining Parsons, Ms. Fiori served as Human Resources Director at RTKL, an international architecture, engineering and planning firm.  She received a bachelor-of-arts degree in public relations and communication from Carroll College and a master’s degree in communication from West Virginia University.  She also completed the Advanced Human Resource Executive Program at the University of Michigan’s Ross School of Business.  She is a member of the Society for Human Resources Management, G100 Talent Consortium and Human Resources Roundtable at UCLA, and she currently serves on the Board of Kidspace Children’s Museum.

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

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results.

Risk Relating to Our Business

•

Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by pandemics, epidemics or other public health emergencies, such as the current global COVID-19 pandemic and post-pandemic impacts.

•	Government spending and priorities could change in a manner that adversely affects our future revenue and limits our growth prospects.
•

The U.S. federal government and its agencies collectively are our largest single customer and, if our reputation or relationships with the U.S. federal government were harmed, our future revenues and cash flows would be adversely affected.

•

Our failure to comply with a variety of complex procurement rules and regulations could result in our being liable for penalties, including termination of our government contracts, disqualification from bidding on future government contracts and suspension or debarment from government contracting.

•

A substantial portion of our business is subject to reviews, audits and cost adjustments by government agencies, which, if resolved unfavorably to us, could adversely affect our profitability, cash flows or growth prospects.

•

Our government contracts may be terminated by the government counterparty at any time and may contain other provisions permitting the government to discontinue contract performance, and if lost contracts are not replaced, our operating results may differ materially and adversely from those anticipated.

•

Our revenue and growth prospects may be harmed if we or our employees are unable to obtain government granted eligibility or other qualifications, we and they need to perform services for our customers.

•	We may make acquisitions, investments, joint ventures and divestitures in the future that involve numerous risks, which if realized, may adversely affect our business and our future results.
•	Our acquisitions may not achieve their full intended benefits or may disrupt our plans and operations.
•

We conduct a portion of our work through joint venture entities, some of which we do not have management control over, and with which we typically have joint and several liability with our joint venture partners.

•	Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to accurately estimate and manage costs, time and resources.
•	We use estimates in recognizing revenues and, if we make changes to estimates used in recognizing revenues, our profitability may be adversely affected.
•	Systems that we develop, integrate, maintain, or otherwise support could experience security breaches which may damage our reputation with our clients and hinder future contract win rates.
•

Services we provide and technologies we develop are designed to detect and monitor threats to our clients, the failure of which may lead to reputational harm or liability against us by our clients or third parties and may subject our staff to potential threats, risk of loss or harm.

•

Internal system or service failures affecting us or our vendors, including as a result of cyber or other security threats, could disrupt our business and impair our ability to effectively provide our services to our clients, which could damage our reputation and have a material adverse effect on our business, financial condition and results of operations.

•

Our business is subject to numerous legal and regulatory requirements and any violation of these requirements or any misconduct by our employees, subcontractors, agents or business partners could harm our business and reputation.

•	Goodwill and intangible assets represent a significant amount of our total assets and any impairment of these assets would negatively impact our results of operations.
•

We depend on our teaming arrangements and relationships with other contractors and subcontractors. If we are not able to maintain these relationships, or if these parties fail to satisfy their obligations to us or the customer, our revenues, profitability and growth prospects could be adversely affected.

•

Many of our contracts require innovative design capabilities, are technologically complex or are dependent upon factors not wholly within our control. Failure to meet these obligations could adversely affect our business, financial condition or results of operations.

•

Assertions by third parties of infringement, misappropriation or other violations by us of their intellectual property rights could result in significant costs and substantially harm our business, financial condition and operation results.

•	We have operations in the Middle East and neighboring regions, and these regions may experience turmoil that may impact our current projects, future business and financial stability.
•	We may not realize the full value of our backlog, which may result in lower than expected revenue.
•

Many of our field project sites and facilities are inherently dangerous workplaces. Failure to manage our field project sites and facilities safely could result in environmental disasters, employee deaths or injuries, reduced profitability, the loss of projects or clients and possible exposure to litigation.

Risk Related to Our Common Stock

•

Your ability to influence corporate matters may be limited because the ESOP beneficially owns a majority of our stock and therefore our employees, voting the shares allocated to them under the ESOP, or the ESOP Trustee, who will have the right to vote shares for which no voting instructions are provided by employees, could have substantial control over us.

•

We are a “controlled company” within the meaning of the New York Stock Exchange listing standards and, as a result, qualify for exemptions from certain corporate governance requirements. You may not have the same protections afforded to stockholders of companies that are subject to such requirements.

Risks Related to the COVID-19 Pandemic

Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by pandemics, epidemics or other public health emergencies, such as the current global COVID-19 pandemic.

Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by pandemics, epidemics or other public health emergencies, such as the current global COVID-19 pandemic. The pandemic has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of the COVID-19 pandemic.

Although we have continued our operations consistent with federal guidelines and state and local orders, the outbreak of COVID-19 and any preventive or protective actions taken by governmental authorities [has had and] may [continue to] have a material adverse effect on our operations, employees and customers, including business shutdowns or disruptions. The COVID-19 pandemic is expected to reduce demand for our services and impact client spending in certain circumstances. The extent to which the COVID-19 pandemic may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the outbreak and the effectiveness of actions taken globally to contain or mitigate its effects. Any resulting financial impact cannot be estimated reasonably at this time but may materially adversely affect our ability to collect accounts receivables and our business, results of operations, financial condition and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this Annual Report on Form 10-K for the year ended December 31, 2020, such as those relating to government spending and priorities.

  Risks Related to Government Contracts

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

In particular, with regard to our largest single customer, the U.S. federal government, budget deficits, the national debt and the prevailing economic condition, and actions taken to address them, could continue to negatively affect the U.S. government expenditures on defense, intelligence and civil programs for which we provide support. The U.S. Department of Defense is one of our significant clients and cost cutting, including through consolidation and elimination of duplicative organizations and insourcing, has become a major initiative for the U.S. Department of Defense. There remains uncertainty as to how exactly budget cuts, including sequestration, will impact us, and we are therefore unable to predict the extent of the impact of such cuts on our business and results of operations. However, a reduction in the amount of or delays or cancellations of funding for, services that we are contracted to provide to the U.S. Department of Defense as a result of any of these initiatives, legislation or otherwise could have a material adverse effect on our business, financial condition and results of operations. In addition, in response to an Office of Management and Budget mandate, government agencies have reduced management support services spending in recent years. If federal awards for management support services continue to decline, our revenue and operating profits may materially decline and further efforts by the Office of Management and Budget to decrease federal awards for management support services could have a material and adverse effect on our business, financial condition and results of operations.

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

The U.S. federal government and its agencies, including the military and intelligence community, collectively are our largest customer. In particular, it represents substantially all of the revenue of our Federal Solutions segment. Approximately 49% of our consolidated revenues in 2020, 48% in 2019, and 42% in 2018, and approximately 19% of accounts receivable as of December 31, 2020 and 17% as of December 31, 2019 were derived from contracts with the U.S. federal government and its agencies. Our reputation and relationships with various U.S. government entities and agencies, and in particular with the U.S. Department of Defense, including the Missile Defense Agency and the United States Army, the Federal Aviation Administration, the United States intelligence community and the U.S. Department of Energy are key factors in maintaining and growing these revenues and winning new bids for new business. Negative press reports or publicity, regardless of accuracy, could harm our reputation. If our reputation or relationships with government agencies were to be negatively affected, or if we are suspended or debarred from contracting with government agencies for any reason, the amount of business with government and other customers would decrease and our financial condition and results of operations could be adversely affected.

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

Risks Related to Our Operations and Markets

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

Risks Related to Acquisitions and Joint Ventures

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

11.5% of our revenue during fiscal 2020, 12.0% of our revenue during fiscal 2019 and 15.2% of our revenue during fiscal 2018 was derived from our operations through consolidated joint ventures. In addition, 4.4% of our revenue during fiscal 2020, 4.0% of our revenue during fiscal 2019 and 4.1% of our revenues in fiscal 2018 related to services we provided to our unconsolidated joint ventures, where control resides with unaffiliated third parties, and 16.9% of our operating income during fiscal 2020, 45.3% of our operating income during fiscal 2019 and 18.0% of our operating income during fiscal 2018 was derived from equity in our unconsolidated joint ventures. As with most joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture partners and we typically have joint and several liability with our joint venture partners under the applicable contracts for joint venture projects. These factors could potentially adversely impact the business and operations of a joint venture and, in turn, our business and operations.

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

We have investments in and commitments to joint ventures with unrelated parties. These joint ventures from time to time may borrow money to help finance their activities and, in some circumstances, we may be required to provide guarantees of the obligations of our affiliated entities. At December 31, 2020, we had $59.3 million of letters of credit and guarantees that relate to joint ventures. If these entities are not able to honor their obligations under the guarantees, we may be required to expend additional resources or suffer losses, which could be significant.

Our acquisitions may not achieve their full intended benefits or may disrupt our plans and operations.

We cannot assure you that we will be able to successfully integrate acquired companies with our business or otherwise realize the expected benefits of our acquisitions. For example, in the last several years we have made four large acquisitions. The combination of multiple independent businesses will be a complex, costly, and time-consuming process. Our business may be negatively impacted following acquisitions if we are unable to effectively manage our expanded operations. The integration process will require significant time and focus from our management team and may divert attention from the day-to-day operations of the combined business. Additionally, consummation of acquisitions could disrupt our current plans and operations, which could delay the achievement of our strategic objectives.

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

We depend on our teaming arrangements and relationships with other contractors and subcontractors.  If we are not able to maintain these relationships, of if these parties fail to satisfy their obligations to us or the customer, our revenues, profitability and growth prospects could be adversely affected.

      We rely on teaming relationships with other prime contractors and subcontractors in order to submit bids for large procurements or other opportunities where we believe the combination of services, products, and solutions provided by us and our teammates will help us to win and perform the contract.  Our future revenues and growth prospects could be adversely affected if the other contractors eliminate or reduce their contract relationships with us, of if our government clients terminate or reduce these other contractors’ programs, do not award them new contracts or refuse to pay under a contract.  Companies that do not have access to government contracts or experience with our customers may perform services as our subcontractor that we cannot otherwise provide ourselves, and that exposure could enhance such companies’ prospects of securing a future position as a prime government contractor which could increase competition for future contracts and impair our ability to win these contracts.

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

Risks Related to Estimates and Accounting

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

Revenue derived from fixed-price contracts represented 32% of our total revenue during fiscal 2020, 30% of our total revenue during fiscal 2019, and 32% of our total revenue during fiscal 2018. When making proposals on fixed-price contracts, we rely heavily on our estimates of costs, scope and timing for completing the associated projects, as well as assumptions regarding technical issues. In particular, contracts in our Critical Infrastructure segment are often won in a hard-bid process, in which clients primarily select the lowest price from a qualified bidder with the understanding that they will not pay above the bid amount, even if we perform work beyond the initial scope of our contract. In each case, our failure to accurately estimate costs, scope or the resources and technology needed to perform our contracts or to effectively manage and control our costs during the performance of work could result, and in some instances has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in connection with the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control, such as performance failures of our subcontractors, natural disasters or other force majeure events, could make our contracts less profitable than expected or unprofitable.

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

As of December 31, 2020, we had goodwill and intangible assets of $1.5 billion. Goodwill is tested for impairment annually, or more often if indicators of potential impairment exist, and intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Examples of events or changes in circumstances indicating that the carrying value of goodwill may not be recoverable could include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key contracts, customer relationships, or personnel that affect current and future operating cash flows of the reporting unit. Any future impairment of goodwill or other intangible assets would have a negative impact on our profitability and financial results.

Risks Related to Technology Systems

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

Risk Related to Legal Matters and Insurance

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

Risks Related to International Operations

Our operations outside the United States expose us to legal, political and economic risks in different countries as well as currency exchange rate fluctuations that could harm our business and financial results.

Revenue attributable to our services provided outside of the United States as a percentage of our total revenue was 24.5% in 2020, 24.8% in 2019 and 29.8% in 2018. There are risks inherent in doing business internationally, including:

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

•	changes in labor conditions;
•	logistical and communication challenges;
•	currency exchange rate fluctuations, devaluations and other conversion restrictions; and
•	health and safety concerns, including those related to the COVID-19 pandemic and other potential epidemics.

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

Risks Related to Debt and Backlog

We may not realize the full value of our backlog, which may result in lower than expected revenue.

As of December 31, 2020, our total backlog was $8.1 billion, of which $4.0 billion was funded. Our backlog includes orders under contracts that can extend for several years, and in some cases, contracts that extend for more than 10 to 15 years. We historically have not realized all of the revenue included in our total backlog, and we may not realize all of the revenue included in our total backlog in the future. There is a somewhat higher degree of risk in this regard with respect to unfunded backlog and backlog related to unexercised options years and IDIQ contracts for which task orders have not yet been issued. In addition, there can be no assurance that our backlog will result in actual revenue in any particular period. This is because the actual receipt, timing and amount of revenue under contracts included in backlog are subject to various contingencies, including congressional appropriations, many of which are beyond our control. In particular, delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions could adversely affect our ability to timely recognize revenue under our contracts included in backlog. Furthermore, the actual receipt of revenue from contracts included in backlog may never occur or may be delayed because: a program schedule could change or the program could be canceled; a contract’s funding or scope could be reduced, modified, delayed or terminated early, including as a result of a lack of appropriated funds or as a result of cost cutting initiatives and other efforts to reduce government spending; in the case of funded backlog, the period of performance for the contract has expired; in the case of unfunded backlog, funding may not be available; in the case of backlog related to unexercised option years, the contract option is not yet exercised or may ever be exercised; and, in the case of backlog related to IDIQ contracts where task orders have not been issued, no further task orders may be issued. In addition, headcount growth is the primary means by which we are able to achieve revenue growth. Any inability to hire additional appropriately qualified personnel or failure to timely and effectively deploy such additional personnel against funded backlog could negatively affect our ability to grow our revenue. We may also not recognize revenue on funded backlog due to, among other reasons, the tardy submissions of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the U.S. government’s fiscal year. The amount of our funded backlog is also subject to change, due to, among other factors: changes in appropriations that reflect changes in government policies or priorities resulting from various military, political, economic or international developments; changes in the use of government contracting vehicles, and the provisions therein used to procure our services; and

adjustments to the scope of services under, or cancellation of contracts, by the applicable government at any time. Furthermore, even if our backlog results in revenue, the contracts may not be profitable.

If we cannot collect our receivables or if payment is delayed, our business may be adversely affected by our inability to generate cash flow, provide working capital or continue our business operations.

As of December 31, 2020, our accounts receivable, net was $698.6 million. We depend on the timely collection of our receivables to generate cash flow, provide working capital and continue our business operations. If our customers fail to pay or delay the payment of invoices for any reason, our business and financial condition may be materially and adversely affected. Our customers have in the past and may in the future delay or fail to pay invoices for a number of reasons, including lack of appropriated funds, lack of an approved budget or as a result of audit findings by government regulatory agencies. We also experience longer payment cycles in the Middle East. We cannot assure you that we will collect all our accounts receivable in excess of our allowance for doubtful accounts in a timely manner, which would impact our cash flows.

The agreements governing our debt contain a number of restrictive covenants which may limit our ability to finance future operations, acquisitions or capital needs or engage in other business activities that may be in our interest.

As of December 31, 2020, our total indebtedness was $590 million.  Our Credit Agreement and the agreements governing our Senior Notes contain a number of covenants that impose operating and other restrictions on us and our subsidiaries. Such restrictions affect or will affect, and in many respects limit or prohibit our ability and the ability of our subsidiaries to, among other things:

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

Risks Related to our Employees

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

We have entered into twenty-four union labor or collective bargaining agreements as of December 31, 2020. The outcome of any future negotiations relating to union representation or collective bargaining agreements for these or other employees in the future may not be favorable to us. We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefit expenses. In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations. If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

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

•other events or factors, including those from natural disasters, war, actors of terrorism or responses to these events and pandemics, such as the COVID-19 pandemic.

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

At December 31, 2020, we had 146,609,288 shares of our common stock issued and 102,360,662 outstanding. Of these shares, 76,641,312 shares are owned by the ESOP, 25,719,350 shares are publicly owned, and 44,248,626 shares are Treasury stock.  We are party to a registration rights agreement with the ESOP Trustee, providing the ESOP with certain demand registration rights related to shares held by the ESOP in the event the ESOP Trustee determines in good faith, in exercising its fiduciary duties under ERISA, that the ESOP is required to sell its shares, which we believe is only likely to occur if our business, financial condition or results of operations have materially and adversely deteriorated.

Qualifying ESOP participants have the right to receive distributions of shares of our common stock from the ESOP and can sell such shares in the market.

As of December 31, 2020, there were 76,641,312 shares of common stock held in the ESOP. Shares held in the ESOP are eligible for sale in the public market, subject to applicable Rule 144 limitations, vesting restrictions and any applicable market standoff agreements and lock-up agreements. Participants are generally entitled to distributions from the ESOP only following termination of employment or upon death and in order to diversify their accounts upon attaining a specified age and completing a specified number of years of service. As previously noted in the section of Part 1, Item 1 entitled “Employee Stock Ownership Plan”, in December 2020, the board of directors approved an amendment to the Employee Stock Ownership Plan to provide more flexible diversification rights for participants, and in January 2021, the board of directors approved the modification of the thresholds for distributions to participants in the ESOP effective March 1, 2021.

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

We have an aggregate of 853,390,712 shares of common stock authorized but not outstanding and not reserved for issuance under our 2020 Plan, under our existing Incentive Plans or otherwise. We may issue all of these shares without any action or approval by our stockholders. The issuance of additional shares could be dilutive to existing holders. We historically have made annual contributions of our common stock to the ESOP. We made contributions of 1,522,381 shares in fiscal 2020, 1,345,198 shares in fiscal 2019, and 1,874,988 shares in fiscal 2018 of our common stock to the ESOP and intend to continue to make annual contributions in shares of our common stock to the ESOP. In fiscal 2020, 2019 and 2018, we made annual contributions to the ESOP in shares of our common stock in the amount of 8% of the participants’ cash compensation for the applicable year (net of shares forfeited by participants in the applicable year).   For future fiscal years, the annual contribution to the ESOP shall be in amounts as determined by the board of directors.

Your ability to influence corporate matters may be limited because the ESOP beneficially owns a majority of our stock and therefore our participants, voting the shares allocated to them under the ESOP, or the ESOP Trustee, who will have the right to vote shares for which no voting instructions are provided by employees, could have substantial control over us.

Our common stock has one vote per share. The ESOP beneficially owns approximately 75% of our outstanding common stock. Under the terms of the ESOP, each participant has the ability to direct the ESOP Trustee on the voting of the shares allocated to his or her account under the ESOP. However, the ESOP Trustee will vote any shares that a participant does not direct the voting, or any shares that are held by the ESOP which are not allocated to participants’ accounts. As such, the ESOP Trustee may be able to exercise a greater influence than otherwise over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

The ESOP holds common stock representing approximately 75% of the voting power of our common stock as of December 31, 2020. As a result, we are considered a “controlled company” for the purposes of New York Stock Exchange (“NYSE”) rules and corporate governance standards. As a controlled company, we are exempt from certain NYSE corporate governance requirements, including those that would otherwise require our board of directors to have a majority of independent directors and require that we either establish compensation and nominating and corporate governance board committees, each comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees for directors are determined or recommended to the board of directors by the independent members of the board of directors. While we intend to have a majority of independent directors, and our compensation and nominating and corporate governance committees to consist entirely of independent directors, we may decide at a later time to rely on one of the “controlled company” exemptions. Accordingly, our common stock may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located in Centreville, Virginia. As of December 31, 2020, we leased 238 commercial facilities (including our headquarters) with an aggregate of approximately 3.0 million square feet of space across 36 U.S. states and 16 countries used in connection with the various services rendered to our customers. Additionally, we operate at several customer-accredited Sensitive

Compartmented Information Facilities, which are highly specialized, secure facilities used to perform classified work for the United States intelligence community. We also have employees working at customer sites throughout the U.S. and in other countries. We believe our facilities are adequate for our current and presently foreseeable needs.

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

	Low Sale Price	High Sale Price
Fiscal 2019:
Second Quarter	$29.03	$38.33
Third Quarter	$32.37	$38.82
Fourth Quarter	$31.69	$42.65
Fiscal 2020:
First Quarter	$24.67	$45.40
Second Quarter	$29.16	$43.37
Third Quarter	$31.69	$37.17
Fourth Quarter	$30.08	$37.14

During the year ended December 31, 2020, the Company did not declare any dividends. On April 3, 2019, the board of directors of the Company declared a cash dividend to the Company’s sole existing shareholder at that time, the ESOP, in the amount of $2.00 per share, or $52.1 million in the aggregate (the “IPO Dividend”). The IPO Dividend was paid on May 10, 2019. On April 15, 2019, the board of directors of the Company declared a common stock dividend in a ratio of two shares of common stock for every one share of common stock then held by the Company’s shareholder (the “Stock Dividend”). The record date of the Stock Dividend was May 7, 2019, the day immediately prior to the consummation of the Company’s IPO on May 8, 2019, and the payment date of the Stock Dividend was May 8, 2019. Purchasers of the Company’s common stock in the Company’s public offering were not entitled to receive any portion of the Stock Dividend.

Other than the IPO Dividend and the Stock Dividend discussed above, we currently do not intend to declare or pay any cash dividends in the foreseeable future. Any further determination to pay dividends on our capital stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, restrictions under our Senior Notes issued in a private placement in 2014, or the Convertible Senior Notes, and Credit Agreement, and other factors that our board of directors considers relevant.

According to the records of our transfer agent, there were four shareholders of record as of February 12, 2021.

The following graph compares the cumulative total return, from the IPO date through December 31, 2020, to shareholders of Parsons Corporation common stock relative to the cumulative total returns of the Russell 2000 Index and the Standard and Poor’s IT Consulting & Other Services Index. The graph assumes that the value of the investment in our common stock, the index, and the peer group (including reinvestment of dividends) was $100 on May 8, 2019 and tracks it through December 31, 2020.  The stock performance included in this graph is not necessarily indicative of future stock price performance.

	5/8/19	12/19	12/20

Parsons Corp.	100.00	137.28	121.08
Russell 2000	100.00	105.95	127.10
S&P 1500 IT Consulting & Other Services Index	100.00	103.37	117.27

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our 2021 Proxy Statement.

Recent Sales of Unregistered Securities

None.

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

	Fiscal Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018	December 29, 2017	December 30, 2016
Consolidated Statements of Operations Data:
Revenue	$3,918,946	$3,954,812	$3,560,508	$3,017,011	$3,039,191
Direct cost of contracts	3,042,087	3,123,062	2,795,005	2,400,140	2,431,193
Equity in earnings of unconsolidated joint ventures	30,059	41,721	36,915	40,086	35,462
Indirect, general and administrative expenses	729,103	781,408	597,410	506,255	522,920
Impairment of goodwill, intangible and other assets	—	—	—	-	85,133
Operating income	177,815	92,063	205,008	150,702	35,407
Interest income	787	1,300	2,710	2,465	1,190
Interest expense	(20,956)	(23,729)	(20,842)	(15,798)	(16,509)
Other income (expense), net	3,767	(2,392)	(1,651)	5,658	1,340
(Interest and other expense) gain associated with claim on long-term contract	—	-	74,578	(10,026)	(9,422)
Total other (expense) income	(16,402)	(24,821)	54,795	(17,701)	(23,401)
Income before income tax expense	161,413	67,242	259,803	133,001	12,006
Income tax (expense) benefit	(42,492)	69,886	(20,367)	(21,464)	(13,992)
Net income (loss) including noncontrolling interests	118,921	137,128	239,436	111,537	(1,986)
Net income attributable to noncontrolling interests	(20,380)	(16,594)	(17,099)	(14,211)	(11,161)
Net income (loss) attributable to Parsons Corporation	$98,541	$120,534	$222,337	$97,326	$(13,147)
Net income (loss) attributable to Parsons Corporation per share (1):
Basic	$0.98	$1.30	$2.78	$1.16	$(0.15)
Diluted	$0.97	$1.30	$2.78	$1.16	$(0.15)
Weighted-average number of shares:
Basic	100,848	92,419	80,014	83,574	88,497
Diluted	101,205	92,753	80,014	83,574	88,497
(1)

The weighted-average number of shares used in computing net income (loss) attributable to Parsons Corporation per share, basic and diluted, gives effect in each period to the payment of the Stock Dividend as previously defined in Item 5 of Part II in this Annual Report on Form 10-K.

	As of
	December 31, 2020	December 31, 2019	December 31, 2018	December 29, 2017	December 30, 2016
Consolidated Balance Sheet Data:
Cash and cash equivalents (1)	$483,609	$131,516	$206,427	$376,368	$332,368
Total assets	3,937,704	3,450,368	2,612,578	2,272,718	2,153,494
Total debt	589,998	249,353	429,164	249,407	249,301
Noncontrolling interests	47,645	30,866	46,461	27,494	57,169
Total shareholder's equity (deficit)	1,861,417	1,660,756	(921,076)	(1,049,916)	(935,542)
(1)	Does not include cash of consolidated joint ventures and restricted cash and investments.
(U.S. dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Other Information:
Adjusted EBITDA (1)	$342,621	$325,047	$246,244
Net Income Margin (2)	3.0%	3.5%	6.7%
Adjusted EBITDA Margin (3)	8.7%	8.2%	6.9%
(1)	A reconciliation of net income (loss) attributable to Parsons Corporation to Adjusted EBITDA is set forth below (in thousands).
(2)	Net Income Margin is calculated as net income including noncontrolling interest divided by revenue in the applicable period.
(3)	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by revenue in the applicable period.

	December 31, 2020	December 31, 2019	December 31, 2018
Net income attributable to Parsons Corporation	$98,541	$120,534	$222,337
Interest expense, net	20,169	22,429	18,132
Income tax expense (benefit)	42,492	(69,886)	20,367
Depreciation and amortization	127,980	125,700	69,869
Net income attributable to noncontrolling interests	20,380	16,594	17,099
Litigation-related expenses (income) (a)	-	-	(129,674)
Amortization of deferred gain resulting from sale-leaseback transactions (b)	-	-	(7,253)
Equity-based compensation (c)	9,785	65,744	16,487
Transaction-related costs (d)	19,922	34,353	12,942
Restructuring (e)	2,193	3,424	—
Other (f)	1,159	6,155	5,938
Adjusted EBITDA	$342,621	$325,047	$246,244
(a)

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests:

	Fiscal Year Ended
(U.S. dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$167,340	$169,100	$121,986
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	154,528	138,851	106,851
Adjusted EBITDA attributable to noncontrolling interests	20,753	17,096	17,407
Total Adjusted EBITDA	$342,621	$325,047	$246,244

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

COVID-19 Pandemic

In response to the COVID-19 pandemic, the Company has taken certain actions to continue to execute under our contracts with customers and allow our people to work safely.  A substantial majority of our workforce transitioned to work-from-home status during the latter part of the quarter ended March 31, 2020, and these practices remain in effect as of the date of this filing.  To date, we have experienced no material disruption in our work as a consequence of these changes in our work practices.

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

The Company is receiving limited benefits associated with the CARES Act related to its work on certain US national security projects; however, the curtailment of work under these projects and the CARES Act benefits are not likely to have a material impact on our financial condition or results of operations.  The reimbursement period for Section 3610 of the CARES Act extends until March 31, 2021.

The Company has provided additional disclosure around liquidity and capital resources which can be found in the “Liquidity and Capital Resources” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

The Company anticipates substantially all of the Company’s subcontractors and material suppliers will be able to fulfill their contractual obligations and we do not expect a material impact from non-performance.

The ultimate impact from the COVID-19 pandemic is difficult to predict.  While many uncertainties exist, we currently anticipate no material change in our financial condition or results of operations

PARSONS CORPORATION Enabling a safer, smarter, and more interconnected world. Federal Solutions Technology-driven solutions for defense and intelligence customers SEGMENTS Critical Infrastructure Engineered solutions for complex physical and digital infrastructure challenges FINANCIAL SNAPSHOT $4B FY 2019 Revenue Critical Infrastructure52% Federal Solutions48% $4.3BFY 2019 Contract Awards Critical Infrastructure41% Federal Solutions59% KEY FACTS AND FIGURES 75Years of History ~ 16KEmployees 11%Revenue Growth (FY 2019) 1.1XTTM Book-to-Bill $8.0BBacklog as of 12/31/2019

Overview

We are a leading innovative technology provider in the global defense, intelligence and critical infrastructure markets. We provide software and hardware products, technical services and integrated solutions to support our customers’ missions. We have developed significant expertise and differentiated capabilities in key areas of cybersecurity, intelligence, missile defense, C5ISR, space, geospatial, and connected communities. By combining our talented team of professionals and advanced technology, we help solve complex technical challenges to enable a safer, smarter and more interconnected world.

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

Key Metrics

We manage and assess the performance of our business by evaluating a variety of metrics. The following table sets forth selected key metrics (in thousands, except Book-to-Bill):

	Fiscal Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Awards	$4,195,646	$4,237,101	$4,484,500
Backlog (1)	$8,093,258	$8,031,085	$7,971,002
Book-to-Bill	1.1	1.1	1.3
(1)

Difference between our backlog of $8.1 billion and our remaining unsatisfied performance obligations, or RUPO, of $5.2 billion, each as of December 31, 2020, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

Awards

Awards generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Contract awards include both new and re-compete contracts and task orders. Given that new contract awards generate growth, we closely track our new awards each year.

The following table summarizes the total value of new awards for the periods presented below (in thousands):

	Fiscal Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Federal Solutions	$2,175,221	$2,514,545	$1,806,533
Critical Infrastructure	2,020,425	1,722,556	2,677,967
Total Awards	$4,195,646	$4,237,101	$4,484,500

The change in new awards from year to year is primarily due to ordinary course fluctuations in our business. The volume of contract awards can fluctuate in any given period due to win rate and the timing and size of the awards issued by our customers.  In Federals Solutions, large awards in 2019 were the primary driver of changes in awards between 2020, 2019 and 2018.  Awards in Critical infrastructure were lower in 2019 due to potential awards being pushed out to 2020.

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

The following table summarizes the value of our backlog at the respective dates presented (in thousands):

	As of
	December 31, 2020	December 31, 2019	December 31, 2018
Federal Solutions:
Funded	$1,176,049	$1,153,041	$964,626
Unfunded	4,009,156	3,882,289	3,523,376
Total Federal Solutions	5,185,205	5,035,330	4,488,002
Critical Infrastructure:
Funded	2,830,318	2,954,955	3,483,000
Unfunded	77,735	40,800	-
Total Critical Infrastructure	2,908,053	2,995,755	3,483,000
Total Backlog (1)	$8,093,258	$8,031,085	$7,971,002
(1)

Difference between our backlog of $8.1 billion and our RUPO of $5.2 billion, each as of December 31, 2020, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

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

We expect to recognize $2.7 billion of our funded backlog at December 31, 2020 as revenues in the following twelve months. However, our U.S. federal government customers may cancel their contracts with us at any time through a termination for convenience or may elect to not exercise option periods under such contracts. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed. See “Risk Factors—Risks Relating to Our Business—We may not realize the full value of our backlog, which may result in lower than expected revenue.”

The changes in backlog in our Federal Solutions segment between 2019 and 2020 included contributions of $0.2 billion from business acquisitions. The change in backlog in our Critical Infrastructure segment between 2019 and 2020 was primarily from ordinary course fluctuations in our business and the impacts related to awards discussed above. The changes in backlog in our Federal Solutions segment between 2018 and 2019 included contributions of $0.3 billion from business acquisitions.  Backlog in our Critical Infrastructure segment, in 2019, was impacted primarily by a number of potential awards being pushed out to 2020. Our backlog will fluctuate in any given period based on the volume of awards issued in comparison to the revenue generated from our existing contracts.

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

	Fiscal Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Federal Solutions	1.1	1.3	1.2
Critical Infrastructure	1.0	0.8	1.3
Overall	1.1	1.1	1.3

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

Competitive Markets

The industries we operate in consist of a large number of enterprises ranging from small, niche-oriented companies to multi-billion-dollar corporations that serve many government and commercial customers. We compete on the basis of our technical expertise, technological innovation, our ability to deliver cost-effective multi-faceted services in a timely manner, our reputation and relationships with our customers, qualified and/or security-clearance personnel, and pricing. We believe that we are well positioned to take advantage of the markets in which we operate because of our proven track record, long-term customer relationships, technology innovation, scalable and agile business offerings and world class talent. Our ability to effectively deliver on project engagements and successfully assist our customers affects our ability to win new contracts and drives our financial performance.

Acquired Operations

Polaris Alpha

On May 31, 2018, we acquired Polaris Alpha for $489.1 million. Polaris Alpha is an advanced, technology-focused provider of innovative mission solutions for national security, intelligence and other U.S. federal customers. The acquisition was funded by cash on-hand and borrowings under our revolving credit facility (the “Revolving Credit Facility”). The financial results of Polaris Alpha have been included in our consolidated results of operations from May 31, 2018 onward.

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

QRC Technologies

On July 31, 2019, we acquired QRC Technologies for $214.1 million.  QRC Technologies provides design and development of open-architecture radio-frequency products.  The acquisition was funded by cash on-hand and borrowings under our Revolving Credit Facility.  The financial results of QRC Technologies have been included in our consolidated results of operations from July 31, 2019 onward.

Braxton Science & Technology Group, LLC

On November 19, 2020, we acquired Braxton for $310.9 million.  Braxton operates at the forefront of satellite operations, ground system automation, flight dynamics, and spacecraft and antenna simulation for the U.S. Department of Defense and Intelligence Community. The acquisition was funded by cash on-hand.  The financial results of Braxton have been included in our consolidated results of operations from November 19, 2020 onward.

Seasonality

Our results may be affected by variances as a result of weather conditions and contract award seasonality impacts that we experience across our businesses. The latter issue is typically driven by the U.S. federal government fiscal year-end, September 30. While not certain, it is not uncommon for U.S. government agencies to award task orders or complete other contract actions in the weeks before the end of the U.S. federal government fiscal year in order to avoid the loss of unexpended U.S. federal government fiscal year funds. In addition, we have also historically experienced higher bid and proposal costs in the months leading up to the U.S. federal government fiscal year-end as we pursue new contract opportunities expected to be awarded early in the following U.S. federal government fiscal year as a result of funding appropriated for that U.S. federal government fiscal year. Furthermore, many U.S. state governments with fiscal years ending on June 30 tend to accelerate spending during their first quarter, when new funding becomes available. We may continue to experience this seasonality in future periods, and our results of operations may be affected by it.

Taxes

Historically, we had elected to be taxed under the provisions of Subchapter “S” of the Internal Revenue Code for federal tax purposes. As a result, our income had not been subject to U.S. federal income taxes or state income taxes in those states where the “S” Corporation status was recognized. No provision or liability for federal or state income tax had been provided in our consolidated financial statements, prior to the IPO on May 8, 2019, except for those states where the “S” Corporation status was not recognized or where states imposed a tax on “S” Corporations. The provision for income tax in the historical periods prior to the IPO consists of these state taxes and from certain foreign jurisdictions where we are subject to tax.

In connection with the IPO, our “S” Corporation status terminated, and we are now treated as a “C” Corporation under Subchapter C of the Internal Revenue Code. The revocation of the our “S” Corporation election had a material impact on our results of operations, financial condition and cash flows.  The effective tax rate has increased, and net income has decreased as compared to our “S” Corporation tax years, since we are now subject to both U.S. federal and state corporate income taxes on its earnings.

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

The table below presents the percentage of total revenue for each type of contract.

	Fiscal Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Fixed-price	32%	30%	32%
Time-and-materials	26%	27%	27%
Cost-plus	42%	43%	41%

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

In 2020, 2019 and 2018, no single contract accounted for more than 5% of our revenue.

Joint Ventures

We conduct a portion of our business through joint ventures or similar partnership arrangements. For the joint ventures we control, we consolidate all the revenues and expenses in our consolidated statements of income (including revenues and expenses attributable to noncontrolling interests). For the joint ventures we do not control, we recognize equity in earnings of unconsolidated joint ventures. Our revenues included $172.2 million in 2020, $157.3 million in 2019, and $144.7 million in 2018 related to services we provided to our unconsolidated joint ventures.

Operating costs and expenses

Operating costs and expenses primarily include direct costs of contracts and indirect, general and administrative expenses. Costs associated with compensation-related expenses for our people and facilities, which includes ESOP contribution expenses, are the most significant component of our operating expenses. In 2020, 2019 and 2018, we made annual contributions to the ESOP in the amount of 8% of the participants’ cash compensation for the applicable year.  Total ESOP contribution expense was $55.3 million for 2020, $53.6 million for fiscal 2019, and $45.2 million for fiscal 2018, and is recorded in “Direct cost of contracts” and “Indirect, general and administrative expenses.” We expect operating expenses to increase due to our anticipated growth. However, on a forward-looking basis, we generally expect these costs to decline as a percentage of our total revenue as we realize the benefits of scale.

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

Year ended December 31, 2020 compared to year ended December 31, 2019

The following table sets forth our results of operations for fiscal 2020 and fiscal 2019 as a percentage of revenue.

	Fiscal Year Ended
	December 31, 2020	December 31, 2019
Revenues	100.0%	100.0%
Direct costs of contracts	77.6%	79.0%
Equity in earnings of unconsolidated joint ventures	0.8%	1.1%
Indirect, general and administrative expenses	18.6%	19.8%
Operating income	4.5%	2.3%
Interest income	0.0%	0.0%
Interest expense	(0.5)%	(0.6)%
Other income, net	0.1%	(0.1)%
(Interest and other expense) gain associated with claim on long-term contract	0.0%	0.0%
Total other income benefit (expense)	(0.4)%	(0.6)%
Income before income tax expense	4.1%	1.7%
Income tax benefit (expense)	(1.1)%	1.8%
Net income including noncontrolling interests	3.0%	3.5%
Net income attributable to noncontrolling interests	(0.5)%	(0.4)%
Net income attributable to Parsons Corporation	2.5%	3.0%

Revenue

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2020	December 31, 2019	Dollar	Percent
Revenue	$3,918,946	$3,954,812	$(35,866)	-0.9%

Revenue for the year ended December 31, 2020 compared to the prior year decreased $35.9 million. This decrease was primarily due to a decrease in revenue in our Critical Infrastructure segment of $59.9 million partially offset by an increase in our Federal Solutions segment of $24.0 million. See “—Segment Results” below for further discussion.

Direct costs of contracts

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2020	December 31, 2019	Dollar	Percent
Direct cost of contracts	$3,042,087	$3,123,062	$(80,975)	-2.6%

Direct cost of contracts decreased in 2020 primarily due to a decrease of $86.4 million in our Critical Infrastructure segment. The decrease was primarily attributable to decrease in business volume on contracts with significant pass-through costs and cost reductions.

 Equity in earnings of unconsolidated joint ventures

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2020	December 31, 2019	Dollar	Percent
Equity in earnings of unconsolidated joint ventures	$30,059	$41,721	$(11,662)	(28.0)%

Equity in earnings of unconsolidated joint ventures decreased in fiscal 2020 primarily due to a $15.5 million write-down on a project in the Critical Infrastructure segment during 2020, offset in part by increases associated with the timing of the completion of joint ventures and the starting of new joint ventures as part of ordinary course timing fluctuations in our business.

Indirect, general and administrative expenses

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2020	December 31, 2019	Dollar	Percent
Indirect, general and administrative expenses	$729,103	$781,408	$(52,305)	-6.7%

The decrease in IG&A expenses for the years ended December 31, 2020 as compared to December 31, 2019 relates primarily to a decline in compensation cost associated with equity-based awards that settle primarily in cash. The compensation cost associated with these awards totaled $9.8 million during the year ended December 31, 2020 as compared to $65.7 million for the year ended December 31, 2019. Cash settled awards are remeasured to an updated fair value at each reporting period until the award is settled.  Compensation cost is trued-up at each reporting period for changes in fair value pro-rated for the portion of the requisite service period rendered.

The significant decrease in compensation cost related to these cash settled equity-based awards for the year ended December 31, 2020 compared to December 31, 2019 is due primarily to lower share prices over the last 60 trading days of 2020 as compared to the comparable period in 2019, as well as the higher grant price of active awards in 2020. The substantial compensation cost for the year ended December 31, 2019 was due to the significant difference in the fair value of a share of our common stock under Parsons ESOP valuation at December 31, 2018 compared to the fair value of a share of our common stock in the public market at December 31, 2019.  See Item 5 of Part II for ranges in the share price of our common stock since the consummation of the IPO and “Note 19—Fair Value of Financial Instruments” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of how the ESOP share value was determined.  See “Note 1—Description of Operations” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more detail regarding our IPO.  The plans in which these awards were granted have been frozen and the Company does not currently intend to grant any further cash settled equity-based awards.

Excluding the compensation costs discussed above, IG&A for the years ended December 31, 2020 and December 31, 2019 was $719.3 million and $715.7 million, respectively.

The increase in IG&A of $3.6 million, exclusive of equity compensation cost, was primarily due to additional expenses of $23.8 million associated with business acquisitions, $3.9 million due to a tax law change and $5.0 million related to strategic growth initiatives and public company operating costs. These increases were partially offset by a $18.4 million reduction in transaction-related costs related primarily to our initial public offering in 2019, and a $10.1 million reduction in intangible asset amortization.

Total other (expense) income

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2020	December 31, 2019	Dollar	Percent
Interest income	$787	$1,300	$(513)	(39.5)%
Interest expense	(20,956)	(23,729)	2,773	11.7%
Other income (expense), net	3,767	(2,392)	6,159	(257.5)%
Total other income (expense)	$(16,402)	$(24,821)	$8,419	(33.9)%

Interest expense decreased in 2020 primarily due a decrease in interest rates year-over-year. The amounts in other income (expense), net, are primarily related to transaction gains and losses on foreign currency transactions and sublease income.

Income tax expense

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2020	December 31, 2019	Dollar	Percent
Income tax expense (benefit)	$42,492	$(69,886)	$112,378	160.8%

Income tax expense increased in fiscal 2020 primarily due to the nonrecurring tax items included in 2019 for tax benefits associated with the remeasurement of our net deferred tax assets as a result of our conversion from “S” Corporation to a “C” Corporation.

Our effective tax rate was 26.3% and income tax expense was $42.5 million for the year ended December 31, 2020. As described in “Note 14 – Income Taxes,” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, in connection with our IPO on May 8, 2019, we converted from an “S” Corporation to a “C” Corporation. On a pro forma basis, if we had been taxed as a “C” Corporation for the year ended December 31, 2019, the pro forma effective tax rate would have been 36.9%, and our pro forma income tax expense would have been $24.8 million. The most significant items contributing to the change in the effective tax rate relates to a change in jurisdictional earnings, federal research tax credits and a nonrecurring item included in 2019 associated with equity compensation.  The difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the year ended December 31, 2020 primarily relates to state income taxes and a recorded valuation allowance on foreign tax credits, partially offset by benefits related to income attributable to noncontrolling interest and federal research tax credits.

The termination of the “S” Corporation status was treated as a change in tax status for Accounting Standards Codification 740, Income Taxes. These rules require that the deferred tax effects of a change in tax status to be recorded to income from continuing operations on the date the “S” Corporation status terminates. At December 31, 2019, the Company had recorded a deferred tax benefit of $93.9 million for the estimated effect of the change in tax status, relating to the recognition of net deferred tax assets for temporary differences in existence on the date of conversion to a “C” Corporation. This estimated amount was adjusted to $90.0 million upon filing of the 2019 tax returns. This adjustment is included in income tax expense for the year ended December 31, 2020.

Year ended December 31, 2019 compared to year ended December 31, 2018

The following table sets forth our results of operations for 2019 and 2018 as a percentage of revenue.

	Fiscal Year Ended
	December 31, 2019	December 31, 2018
Revenues	100.0%	100.0%
Direct costs of contracts	79.0%	78.5%
Equity in earnings of unconsolidated joint ventures	1.1%	1.0%
Indirect, general and administrative expenses	19.8%	16.8%
Operating income	2.3%	5.8%
Interest income	0.0%	0.1%
Interest expense	(0.6)%	(0.6)%
Other income, net	(0.1)%	(0.0)%
(Interest and other expense) gain associated with claim on long-term contract	0.0%	2.1%
Total other income benefit (expense)	(0.6)%	1.5%
Income before income tax expense	1.7%	7.3%
Income tax benefit (expense)	1.8%	(0.6)%
Net income including noncontrolling interests	3.5%	6.7%
Net income attributable to noncontrolling interests	(0.4)%	(0.5)%
Net income attributable to Parsons Corporation	3.0%	6.2%

Revenue

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2019	December 31, 2018	Dollar	Percent
Revenue	$3,954,812	$3,560,508	$394,304	11.1%

Revenue for the year ended December 31, 2018 included $55.1 million related to the settlement of a claim that was resolved in favor of the Company on June 13, 2018, in our Critical Infrastructure segment.  See “Results of Operations—Other income and expenses” above for a description of this matter.  Excluding the claim settlement, revenue increased $449.4 million for the year ended December 31, 2019 when compared to the prior year, primarily due to an increase in revenue in our Federal Solutions segment of $408.9 million and an increase in our Critical Infrastructure segment of $40.5 million. See “—Segment Results” below for further discussion.

Direct costs of contracts

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2019	December 31, 2018	Dollar	Percent
Direct cost of contracts	$3,123,062	$2,795,005	$328,057	11.7%

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

Equity in earnings of unconsolidated joint ventures

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2019	December 31, 2018	Dollar	Percent
Equity in earnings of unconsolidated joint ventures	$41,721	$36,915	$4,806	13.0%

Equity in earnings of unconsolidated joint ventures increased in fiscal 2019 primarily due to increased activity under a number of the Company’s existing joint ventures, offset by the completion of a significant joint venture during the year.

Indirect, general and administrative expenses

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2019	December 31, 2018	Dollar	Percent
Indirect, general and administrative expenses	$781,408	$597,410	$183,998	30.8%

IG&A for the years ended December 31, 2019 and December 31, 2018 include $65.7 million and $16.5 million, respectively, of compensation cost related to equity-based awards that primarily settle in cash.  Cash settled awards are remeasured to an updated fair value at each reporting period until the award is settled.  Compensation cost is trued-up at each reporting period for changes in fair value pro-rated for the portion of the requisite service period rendered.

The significant increase in compensation cost related to these cash settled equity-based awards for the year ended December 31, 2019 is due to the significant difference in the fair value of a share of our common stock under Parsons ESOP valuation at December 31, 2018 compared to the fair value of a share of our common stock in the public market at December 31, 2019.  See Item 5 of Part II for ranges in the share price of our common stock since the consummation of the IPO and “Note 19—Fair Value of Financial Instruments” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of how the ESOP share value is determined.  See “Note 1—Description of Operations” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more detail regarding our IPO.  The plans in which these awards were granted have been frozen and the Company does not currently intend to grant any further cash settled equity-based awards.

Excluding the compensation costs discussed above, IG&A for the years ended December 31, 2019 and December 31, 2018 were $715.7 million and $580.9 million, respectively.

The increase in IG&A of $134.8 million for the year ended December 31, 2019 when compared to the prior year was primarily due to our Federal Solutions segment, most of which is related to additional expenses of $47.8 million from business acquisitions, $50.9 million from the amortization of intangible assets related to our acquisitions and $11.2 million in acquisition-related expenses.  The remaining increase of $24.9 million is related to additional bid and proposal costs and an increase in corporate functional group costs.

Total other income (expense)

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2019	December 31, 2018	Dollar	Percent
Interest income	$1,300	$2,710	$(1,410)	(52.0)%
Interest expense	(23,729)	(20,842)	(2,887)	13.9%
Other income (expense), net	(2,392)	(1,651)	(741)	44.9%
Gain associated with claim on long-term contract	-	74,578	(74,578)	(100.0)%
Total other income (expense)	$(24,821)	$54,795	$(79,616)	(145.3)%

Interest income is related to interest earned on cash balances held.  Interest expense is primarily due to debt related to our business acquisitions.  During the year ended December 31, 2019, our term loan of $150 million was paid off and the amount of debt outstanding under our revolving credit facility was reduced.  The amounts in other income (expense), net are primarily related to transaction gains and losses on foreign currency transactions and sublease income.

The amount presented in gain associated with claim on long-term contract for the year ended December 31, 2018 relates to a lawsuit against a joint venture in which we are the managing partner.  See “Results of Operations—Other income and expenses” above for a description of this matter, which was resolved in favor of the company on June 13, 2018.

Income tax expense benefit

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2019	December 31, 2018	Dollar	Percent
Income tax expense (benefit)	$(69,886)	$20,367	$(90,253)	(443.1)%

Income tax expense decreased in fiscal 2019 primarily due to the revaluation of our deferred tax assets and liabilities as a result of our conversion from “S” Corporation to a “C” Corporation, partially offset by the impact of the increase in overall pre-tax earnings subject to taxation as a result of our conversion to a “C” Corporation.

As described in “Note 14 – Income Taxes,” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, in connection with our IPO on May 8, 2019, we converted from an “S” Corporation to a “C” Corporation. On a pro forma basis, if we had been taxed as a “C” Corporation for the years ended December 31, 2019 and December 31, 2018, the pro forma effective tax rate would have been 36.89% and 28.77%, respectively, and our pro forma income tax expense would have been $24.8 million and $74.8 million, respectively. The most significant item contributing to the change in the effective tax rate relates to a change in jurisdictional earnings.  The difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the year ended December 31, 2019 primarily relates to foreign earnings which are subject to foreign income taxes at rates that exceed the U.S. income tax rate.

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests:

	Fiscal Year Ended
(U.S. dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$167,340	$169,100	$121,986
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	154,528	138,851	106,851
Adjusted EBITDA attributable to noncontrolling interests	20,753	17,096	17,407
Total Adjusted EBITDA	$342,621	$325,047	$246,244

Year ended December 31, 2020 compared to year ended December 31, 2019

Federal Solutions

	The Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2020	December 31, 2019	Dollar	Percent
Revenue	$1,911,910	$1,887,907	$24,003	1.3%
Adjusted EBITDA attributable to Parsons Corporation	$167,340	$169,100	$(1,760)	-1.0%
The increase in Federal Solutions revenue for the year ended December 31, 2020 compared to the corresponding period last year was primarily due to incremental revenue from business acquisitions, which added $27.7 million.

The decrease in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the year ended December 31, 2020 compared to the prior year was primarily due to an increase in IG&A, partially offset by an increase in business volume from business acquisitions and higher project margins.

Critical Infrastructure

	The Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2020	December 31, 2019	Dollar	Percent
Revenue	$2,007,036	$2,066,905	$(59,869)	(2.9)%
Adjusted EBITDA attributable to Parsons Corporation	$154,528	$138,851	$15,677	11.3%

The decrease in revenue for the year ended December 31, 2020 compared to the corresponding period last year was primarily related to a decrease in business volume on contracts with pass-through revenue, along with normal course net fluctuations in the winding down and starting up of contracts.

 The increase in Critical Infrastructure Adjusted EBITDA attributable to Parsons for the year ended December 31, 2020 compared to the corresponding period last year was primarily due to improved project margins offset in part by a decrease in equity in earnings.

Year ended December 31, 2019 compared to year ended December 31, 2018

Federal Solutions

	The Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2019	December 31, 2018	Dollar	Percent
Revenue	$1,887,907	$1,479,007	$408,900	27.6%
Adjusted EBITDA attributable to Parsons Corporation	$169,100	$121,986	$47,114	38.6%

The increase in Federal Solutions revenue for the year ended December 31, 2019 compared to the previous year was primarily due to incremental revenue from business acquisitions, which added $317.4 million.  Federal Solutions organic revenue grew $91.5 million, which included significant incentive fee recognition and an increase in business volume on existing contracts, offset by the completion of a significant contract.

The increase in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the year ended December 31, 2019 compared to the previous year was primarily due to business acquisitions, an increase in business volume on existing contracts, and generally higher profit margins driven by significant incentive fee recognition.  These increases were partially offset by an increase in IG&A, driven by an increase in bid and proposal costs and a greater allocation of corporate IG&A in line with the segment’s growing share of overall business, as well as the completion of a significant contract.

Critical Infrastructure

	The Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2019	December 31, 2018	Dollar	Percent
Revenue	$2,066,905	$2,081,501	$(14,596)	-0.7%
Adjusted EBITDA attributable to Parsons Corporation	$138,851	$106,851	$32,000	29.9%

As discussed above, Critical Infrastructure revenue for the year ended December 31, 2018 included $55.1 million related to the settlement of a claim that was resolved in favor of the Company.  Excluding the claim settlement, revenue for the year ended December 31, 2019 compared to the previous year increased $44.2 million.  This increase in revenue was primarily related to an increase in business volume under existing contracts, along with normal course fluctuations in the winding down and starting up of contracts.

 The increase in Critical Infrastructure Adjusted EBITDA attributable to Parsons for the year ended December 31, 2019 compared to the previous year was primarily due to an increase in business volume, a decrease in IG&A, primarily due to a lower allocation of corporate IG&A in line with the segment’s share of overall business, and an increase in equity in earnings of unconsolidated joint ventures.

Liquidity and Capital Resources

We currently finance our operations and capital expenditures through a combination of internally generated cash from operations, our Senior Notes, Convertible Senior Notes, and periodic borrowings under our Revolving Credit Facility. Prior to November 3, 2019, we financed our operations, capital expenditures and redemptions of ESOP through a combination of internally generated cash from operations, our Senior Notes, and periodic borrowings under our Revolving Credit facility. After November 3, 2019, all shares held by the ESOP are redeemable by participants in shares of our common stock once vesting and eligibility requirements have been met.  See “Critical Accounting Policies and Estimates” elsewhere in this Annual Report on Form 10-K for a discussion of the ESOP and related IPO matters.

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

There are likely to be certain impacts in our ability to collect accounts receivable as a result of the economic impacts from the COVID-19 pandemic.  Accounts receivable reflect amounts due from both commercial and government customers.  Our commercial customers are comprised principally of large, well-known and well-established companies.  Our government customers are comprised principally of national, state and local agencies in the U.S. and Middle East.  We have not seen and do not expect there to be a material risk of non-payment from either our government agency or commercial customers.  We have experienced payment delays due to administrative limitations from both types of customers.

We believe we have adequate liquidity and capital resources to fund our operations, support our debt service and support our ongoing acquisition strategy for at least the next twelve months based on the liquidity from cash provided by our operating activities, cash and cash equivalents on-hand and our borrowing capacity under our Revolving Credit Facility. We do not anticipate that the COVID-19 pandemic-related economic impacts will impair our ability to continue to maintain compliance with its debt covenants or access available borrowing capacity from our banks.

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

Accounts receivable is the principal component of our working capital and is generally driven by revenue growth. Accounts receivable includes billed and unbilled amounts.  The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels. We experience delays in collections from time to time from Middle East customers. Net days sales outstanding, which we refer to as net DSO, is calculated by dividing (i) accounts receivable (net of project accruals, billings in excess of revenue and accounts payable) by (ii) average revenue per day (calculated by dividing trailing twelve months revenue by the number of days in that period).  We focus on collecting outstanding receivables to reduce Net DSO and working capital. Net DSO was 64 days at December 31, 2020, 55 days at December 31, 2019 and 52 days at December 31, 2018. Our working capital (current assets less current liabilities) was $705.7 million at December 31, 2020, $382.0 million at December 31, 2019 and $482.6 million at December 31, 2018.

Our cash, cash equivalents and restricted cash increased by $206.0 million to $487.2 million at December 31, 2020 from $195.4 million at December 31, 2019. This compares to a decrease in cash, cash equivalents and restricted cash of $85.8 million to $195.4 million at December 31, 2019 from $281.2 million at December 31, 2018.

The following table summarizes our sources and uses of cash over the periods presented (in thousands):

	Fiscal Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Net cash provided by operating activities	$289,161	$220,240	$284,634
Net cash used in investing activities	(346,369)	(570,803)	(503,295)
Net cash provided by financing activities	348,226	266,036	55,411
Effect of exchange rate changes	823	(1,294)	(1,699)
Net increase (decrease) in cash and cash equivalents	$291,841	$(85,821)	$(164,949)

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

Net cash provided by operating activities increased $68.9 million to $289.2 million during 2020 compared to $220.2 million during 2019. The increase in net cash provided by operating activities is primarily due to a $115.9 million change in net income after adjusting for non-cash items and a change in the use of cash related to our working capital accounts of $10.6 million (primarily from accounts receivable, contract assets, prepaid expenses and current assets, offset by accrued expenses and contract liabilities). Under the CARES Act, the Company received a net cash benefit of $35.2 million from the deferral of social security taxes otherwise due from April 10, 2020 through the year ended December 31, 2020. One-half of the deferred amount is due no later than December 31, 2021 and the second half no later than December 31, 2022. These positive changes in operating cash flows were offset, in part, by a $57.6 million change in other long-term liabilities, primarily driven by the payment of long-term employee incentives. Net DSOs increased from 55 days to 64 days primarily driven by the change in our working capital accounts discussed above.

Net cash provided by operating activities decreased $64.4 million to $220.2 million during 2019 compared to $284.6 million during 2018. The decrease in net cash provided by operating activities is primarily due to a change in the use of cash related to our working capital accounts of $64.1 million (primarily driven by growth in accounts receivable and contract assets net of contract liabilities), and a $8.8 million change in net income after adjusting for non-cash items. These negative changes in operating cash flows were offset, in part, by a $8.6 million change in other long-term liabilities, primarily related to our insurance reserves. Net DSOs increased from 52 days to 55 days primarily driven by the change in our working capital accounts discussed above.

In connection with our IPO on May 8, 2019, the Company converted from an “S” Corporation to a “C” Corporation as described in “Note 14 – Income Taxes” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  As a “C” Corporation we are now subject to U.S. Income Taxes.  During 2019 the Company made $60.5 million in tax payments compared with $17.1 million in tax payments during 2018.

Investing Activities

Net cash used in investing activities consists primarily of cash flows associated with capital expenditures and business acquisitions.

Net cash used in investing activities decreased $224.4 million during 2020 compared to 2019, primarily due to the use of $287.5 million, net of cash acquired, for the acquisition of OGSystems and the use of $208.2 million, net of cash acquired, for the acquisition of QRC Technologies in 2019, compared to $302.4 million, net of cash acquired, for the acquisition of Braxton in 2020.

Net cash used in investing activities increased $67.5 million during 2019 compared to 2018, primarily due to an increase in cash used for capital expenditures of $38.3 million, principally related to our office space, investments in unconsolidated joint ventures of $19.9 million, and payments for acquisitions, net of cash acquired of $13.7 million.

 Financing Activities

Net cash provided by financing activities is primarily associated with proceeds from debt, the repayment thereof, distributions to noncontrolling interests and payments to the ESOP in connection with the redemption of ESOP participants’ interests prior to the 180-day lock-up period which ended November 3, 2019. We spent $0 in 2020, $6.3 million in 2019, and $125.8 million in 2018 in connection with the redemption of ESOP participants’ interests. With a public market for our common stock, cash is no longer required for ESOP redemptions after November 3, 2019.  Participants now receive distributions of their ESOP interests in shares of our common stock.

Net cash provided by financing activities increased $82.2 million to $348.2 million in 2020 compared to $266.0 million in 2019. 2020 activities include $348.5 million of net proceeds from the issuance of Convertible Senior Notes. 2019 activities are primarily comprised of $536.9 million of net proceeds from the IPO, offset in part by net repayments under our revolving credit agreement of $180 million and payment of the IPO dividend of $52.1 million.

Net cash provided by financing activities increased $210.6 million in 2019 compared to 2018, primarily due to $536.9 million of net proceeds from the IPO and a reduction of $119.5 million in the purchases of treasury stock related to redemptions of ESOP interests in 2019. These changes in cash flow provided by financing activities were offset, in part, by a change in net repayments under our revolving credit agreement of $360.0 million, payment of the IPO dividend of $52.1 million, an increase of $23.4 million in distributions to noncontrolling interests and a decrease of $10.6 million in contributions by noncontrolling interests.

Letters of Credit

We also have in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated $193.1 million as of December 31, 2020.  Letters of credit outstanding under the Credit Agreement total $44.9 million.

Contractual Obligations

The following table summarizes our contractual obligations that require us to make future cash payments as of December 31, 2020. For contractual obligations, we included payments that we have an unconditional obligation to make.

(U.S. dollars in thousands)	Total	2021	2022-2023	2024-2025	Thereafter
Senior notes (1)	$309,976	$62,430	$20,420	$115,440	$111,686
Convertible senior notes (2)	405,000	1,000	2,000	402,000	-
Operating lease obligations	260,821	61,477	103,880	65,790	29,674
Finance lease obligations	3,331	1,547	1,525	259	-
Total minimum payments	$979,128	$126,454	$127,825	$583,489	$141,360

(1)

Consists of our principal and interest obligations under Senior Notes. See “Note 12—Debt and Credit Facilities” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our debt and related matters.

(2)

In August 2020, the Company issued an aggregate $400.0 million of 0.25% Convertible Senior Notes due 2025, unless earlier converted, redeemed, or repurchased. Contractual obligation consists of principal and interest. See “Note 12—Debt and Credit Facilities” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our debt and related matters.

In the normal course of business, we enter into agreements with subcontractors and vendors to provide products and services that we consume in our operations or that are delivered to our clients. These products and services are not considered unconditional obligations until the products and services are actually delivered, at which time, we record a liability for our obligation.

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

Revenue Recognition and Cost Estimation

On December 30, 2017, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, (“ASC 606”), using the modified retrospective method, which provides for a cumulative effect adjustment to retained earnings beginning in fiscal 2018 for those uncompleted contracts impacted by the adoption of the new standard. The difference between the recognition criteria under ASC-606 and our previous recognition practices under ASC 605-35 was recognized through a cumulative adjustment of $4.7 million that was made to the opening balance of accumulated deficit as of December 30, 2017. The cumulative effect of adopting ASC 606 was primarily due to combining certain deliverables that were previously considered separate deliverables into a single performance obligation and the transition of certain cost-type contracts into the cost-to-cost measure of progress method. Consistent with the modified retrospective transition approach, the comparative fiscal 2017 period was not adjusted to conform to the current period presentation. The following are the significant policies and practices as applied to our business.

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

Contract costs include labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs). All contract costs are recorded as incurred. Changes to estimated contract costs, either due to unexpected events or revisions to management’s initial estimates, for a given project are recognized in the period in which they are determined.

Leases

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”, which is a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (ROU) assets obtained in exchange for lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

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

The standard had a material impact on our consolidated balance sheets but did not have an impact on the consolidated income statements. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while accounting for finance leases remained substantially unchanged.

As a result of the adoption, we recorded a cumulative-effect adjustment to retained earnings of $52.6 million, net of a deferred tax asset adjustment of $0.7 million, representing the unamortized portion of a deferred gain previously recorded as a sale-leaseback transaction associated with the sale of an office building in 2011. We concluded the transaction resulted in the transfer of control of the office building to the buyer-lessor at market terms and would have qualified as a sale under Topic 842 with gain recognition in the period the sale was recognized.

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets and current and long-term operating lease liabilities in the consolidated balance sheets. Finance leases are included in other noncurrent assets, accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit interest rate, incremental borrowing rates are used based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives.  Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components, which are generally accounted for separately. For certain equipment leases, such as vehicles, we account for the lease and non-lease components as a single lease component. Additionally, for certain equipment leases, we apply a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

We have operating and finance leases for corporate and project office spaces, vehicles, heavy machinery and office equipment. Our leases have remaining lease terms of one year to 10 years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases up to the seventh year.

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

In 2019, we changed the date of its annual goodwill impairment testing from November 30 to October 1. This change results in better alignment of our annual impairment test with our annual budgeting cycle and provides a more reliable measurement using our interim closing processes.  The change had no effect on our consolidated financial statements for the current or historical periods.

We perform a goodwill impairment test on an annual basis for each reporting unit that requires certain assumptions and estimates be made regarding industry economic factors and future profitability.  For the years ended December 31, 2020, December 31, 2019 and December 31, 2018, we performed a quantitative analysis for all of our reporting units. It was determined that the fair value of each of our reporting units substantially exceeded their carrying values. As a result, no goodwill impairments were identified for those periods.

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

We use the Income Approach and Market Approach (Guideline Transaction and Guideline Company Method) to determine the fair value of reporting units. The Income Approach utilizes the discounted cash flow method, which focuses on the expected cash flow of the reporting unit. In applying this approach, the cash flow is calculated for a finite period of years. Beyond the finite period, a terminal value is developed using a sustainable long-term annual growth rate estimate. Then the finite period cash flows and the terminal value are discounted to present value to arrive at an indication of fair value. We utilized internal financial projections through fiscal 2025. The Market Approach utilizes market comparable transactions and comparable companies to calculate the estimated fair value. The guideline company approach focuses on comparing the reporting unit to select reasonably similar (or ”guideline”) publicly traded companies. Under this method, valuation multiples are derived from the median of the operating data of selected guideline companies and applied to the operating data of the reporting unit to arrive at an indicative value. In the similar transactions approach, consideration is given to prices paid in recent transactions that have occurred in the reporting unit's industry or in related industries. For the Federal Solutions reporting unit, only the Guideline Company Method is used as the Federal Solutions reporting unit has gone through multiple acquisitions during the past two years, thus making Guideline Transaction Method difficult to apply. For the Critical Infrastructure reporting unit, both the Guideline Transaction Method and Guideline Company Method are utilized to calculate the estimated fair value. Equal weighing is given to each of the methods used to estimate the fair value of reporting units.  Our last review at October 1, 2020 (i.e. the first day of our fourth quarter in fiscal 2020), indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. We had no reporting units that had estimated fair values that exceeded their carrying values by less than 75%.

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

ESOP

On May 8, 2019, we consummated the IPO.  At the IPO date, shares held by the ESOP were subject to a 180-day lock-up period which concluded on November 3, 2019.

We contribute shares of our own stock to the ESOP each year. Shares held by the ESOP or committed to be contributed to the ESOP were presented as temporary equity at December 31, 2018 as they included a cash redemption feature that was not solely within our control. At the conclusion of the 180-day lock-up period, ESOP distributions are no longer made in cash and are now made in shares of our common stock.  Accordingly, at December 31, 2019, shares held by the ESOP were reclassified from temporary equity to permanent equity.

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

A participant’s interest in their ESOP account is redeemable upon certain events, including retirement, death, termination due to permanent disability, a severe financial hardship following termination of employment, certain conflicts of interest following termination of employment, or the exercise of diversification rights.  Prior to the IPO, participants’ interests were redeemable in cash based on share prices established by the ESOP Trustee. Subsequent to the IPO and during the 180-day lock-up period, participants’ interests were redeemable in cash based on quoted prices of a share of our common stock on the NYSE.  Subsequent to the 180-day lock-up period, distributions from the ESOP of participants’ interests are made in our common stock based on quoted prices of a share of our common stock on the NYSE.  A participant will be able to sell such shares of common stock in the market, subject to any requirements of the federal securities laws.

Valuation of Common Stock

Prior to our IPO, our share price was determined using a combination of income- and market-based methods that utilized unobservable Level 3 inputs, including significant assumptions such as forecasted revenue and operating margins, working capital requirements and weighted average cost of capital. Given the absence of a public trading market for our common stock, for all purposes related to the fair market value of our common stock, we historically used the per share price of our common stock as established by the ESOP Trustee, taking into account, among other things, the advice of a third-party valuation consultant for the ESOP Trustee, as well as the ESOP Trustee’s knowledge of the Company as of December 31 for each calendar year. Subsequent to the IPO, the share price is based on quoted prices of the Company’s common stock on the NYSE.

Equity-Based Compensation

We measures the value of services received from employees and directors in exchange for an equity-based award based on the grant date fair value.  We issue equity-based awards that settle in shares of our common stock. Prior to the IPO, we issued equity-based awards that settle in cash. Cash settled awards are subsequently remeasured to an updated fair value at each reporting period until the award is settled. Awards containing performance measures are adjusted at each reporting period for the number of shares expected to be earned.  Compensation cost for cash settled and performance awards are trued-up at each reporting period for changes in fair value and expected shares pro-rated for the portion of the requisite service period rendered.  We recognize compensation costs for these awards on either a straight-line or accelerated basis over the vesting period of the award in “Indirect, general and administrative expenses” in the consolidated statements of income.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 7A. Qualitative and Quantitative Disclosure About Market Risk

Interest Rate Risk

We are exposed to interest rate risks related to our Revolving Credit Facility. As of December 31, 2020, we had no loan amounts outstanding under the Revolving Credit Facility.  Borrowings under the Revolving Credit Facility bear interest, at our option, at either the Base Rate (as defined in the Credit Agreement), plus an applicable margin, or LIBOR plus an applicable margin. The applicable margin for Base Rate loans is a range of 0.125% to 1.00% and the applicable margin for LIBOR loans is a range of 1.125% to 2.00%, both based on the leverage ratio of the Company at the end of each fiscal quarter. The rates at December 31, 2020 and December 31, 2019 were 1.87% and 3.02%, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out, as of December 31, 2020, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining for the Company adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management, with the participation of its Chair and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on the framework established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, which audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of our internal control over financial reporting as of December 31, 2020, as stated in their audit report included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information related to our directors set forth under the caption “Proposal 1: Election of Directors” of our Proxy Statement for our Annual Meeting of Stockholders scheduled for April 20, 2021 (the “2021 Proxy Statement”). Such information is incorporated herein by reference.

Information relating to our Executive Officers is included in Part I of this Annual Report under the caption “Executive Officers.”

Information relating to compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2021 Proxy Statement. Such information is incorporated herein by reference.

Information related to our code of ethics is set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2021 Proxy Statement. Such information is incorporated herein by reference.

Information relating to the Audit Committee and Board of Directors determinations concerning whether a member of the Audit Committee is a “financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K is set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2021 Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

Information relating to this item is set forth under the captions “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report on Executive Compensation” of our 2021 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to the security ownership of certain beneficial owners and management is included in our 2021 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information relating to this item is set forth under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2021 Proxy Statement. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information relating to this item is set forth under the caption “Independent Registered Public Accounting Firm Fees” of our 2021 Proxy Statement. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:
(1)

The Company’s Consolidated Financial Statements at December 31, 2020 and December 31, 2019 and for each of the three years in the period ended December 31, 2020, and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements, are hereby filed as part of this report, beginning on page F-1.

(2)	Valuation & Qualifying Accounts for each of the three years in the period ended December 31, 2020 are hereby filed as part of this report on page F-55.
(3)	See Exhibit Index below.

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Description

3.1#	Amended and Restated Certificate of Incorporation of Parsons Corporation.

3.2#	Amended and Restated Bylaws of Parsons Corporation.

4.1#	Description of Capital Stock of Parsons Corporation.

4.2#	Indenture, dated as of August 20, 2020, between Parsons Corporation and U.S. Bank National Association.

10.1#	2012 Amendment and Restatement of Parsons Employee Stock Ownership Plan (including all amendments to date), currently in effect.

10.2#	2019 Amendment and Restatement of Parsons Employee Stock Ownership Plan.

10.3*	First Amendment to the 2019 Amendment and Restatement of Parsons Employee Stock Ownership Plan, effective January 1, 2020

10.4#	Second Amendment to the 2019 Amendment and Restatement of Parsons Employee Stock Ownership Plan, effective May 8, 2019.

10.5#	Parsons Corporation Employee Stock Ownership Trust Agreement, effective as of December 31, 2005.

10.6#+	Parsons Corporation Restricted Award Plan.

10.7#+	Form of Restricted Award Units agreement under the Parsons Corporation Restricted Award Plan.

10.8*+	Parsons Corporation Annual Incentive Plan dated January 1, 2020.

10.9*+	Parsons Corporation Annual Incentive Plan Amended as of October 19, 2020.

10.10#+	Parsons Corporation Shareholder Value Plan.

10.11#+	Parsons Corporation Long Term Growth Plan.

10.12#+	Parsons Corporation Share Value Retirement Plan.

10.13#+	Parsons Corporation Incentive Award Plan.

10.14#+	Form of Restricted Stock Unit Agreement under the Parsons Corporation Incentive Award Plan.

10.15*+	Third Amendment to the 2019 Amendment and Restatement of Parsons Employee Stock Ownership Plan, effective January 1, 2021.

10.16#+	Form of Restricted Stock Unit Agreement under the Parsons Corporation Incentive Award Plan (for Non-Employee Director Awards commencing in 2020).

10.17#+	Form of Restricted Stock Unit Agreement under the Parsons Corporation Incentive Award Plan (for Non-Employee Director Fee Deferral Awards commencing in 2020).

10.18#+	Form of Restricted Stock Unit Agreement under the Parsons Corporation Incentive Award Plan (for Non-Employee Director Awards in 2019).

10.19*+	Parsons Corporation Non-Employee Director Compensation Policy (as amended effective April 21, 2020).

10.20#+	Fee Deferral Plan for Outside Directors of the Parsons Corporation.

10.21#+	Parsons Corporation Employee Stock Purchase Plan.

10.22*+	Supplemental Executive Retirement Plan dated January 1, 1997.

10.23*+	First Amendment to the SERP effective January 1, 2020.

10.24#+	Change in Control Severance Agreement, dated as of February 7, 2019, by and between Parsons Corporation and George L. Ball.

10.25#+	Change in Control Severance Agreement, dated as of April 5, 2019, by and between Parsons Corporation and Charles L. Harrington.

10.26#+	Change in Control Severance Agreement, dated as of February 7, 2019, by and between Parsons Corporation and Michael R. Kolloway.

10.27#+	Change in Control Severance Agreement, dated as of March 9, 2019, by and between Parsons Corporation and Carey A. Smith.

10.28*+	Form of Equity Award Amendment Letter Agreement, dated August 10, 2020, by and between Parsons Corporation and George L. Ball.

10.29*+	Form of Equity Award Amendment Letter Agreement, dated August 10, 2020, by and between Parsons Corporation and Charles L. Harrington.

10.30*+	Form of Equity Award Amendment Letter Agreement, dated August 10, 2020, by and between Parsons Corporation and Carey A. Smith.

10.31*+	Form of Equity Award Amendment Letter Agreement, dated August 10, 2020, by and between Parsons Corporation and Michael R. Kolloway.

10.32*+	Form of Equity Award Amendment Letter Agreement, dated August 10, 2020, by and between Parsons Corporation and Debra Fiori.

10.33#	Note Purchase Agreement, dated as of May 9, 2014, among Parsons Corporation and the purchasers party thereto, and the forms of Senior Notes.

10.34#

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

10.35#	First Amendment to the Note Purchase Agreement, dated as of August 10, 2018, by and between Parsons Corporation and the purchasers party thereto.

10.36#

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

10.37#	First Amendment to the Fifth Amended and Restated Credit Agreement, dated as of January 4, 2019, by and among Parsons Corporation, the Banks party thereto and MUFG Bank Ltd, as administrative agent.

10.38#

Term Loan Agreement, dated as of January  4, 2019, among Parsons Corporation, MUFG Union Bank, N.A., as administrative agent, The Bank of Nova Scotia, as syndication agent, the other financial institutions party thereto and MUFG Union Bank, N.A. and The Bank of Nova Scotia, as co-lead arrangers.

10.39*	Form of Employee Stockownership Trust Agreement, dated as of June 8, 2020, by and between Parsons Corporation and Newport Trust Company.

10.40#	Form of Registration Rights Agreement by and between Parsons Corporation and Newport Trust Company.

10.41*	Form of Fifth Amendment to the Parsons Corporation Retirement Savings Plan.

10.42*+	Form of Fourth Amendment to the 2019 Amendment and Restatement of Parsons Employee Stock Ownership Plan, effective March 1, 2021.

10.43#+	Form of Indemnification Agreement between Parsons Corporation and certain of its directors and officers.

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith.
#	Previously filed.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: February 24, 2021	By:	/s/ Charles L. Harrington
Charles L Harrington
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Charles L. Harrington	Chief Executive Officer and Director	February 24, 2021
Charles L. Harrington	(Principal Executive Officer)

/s/ George L. Ball	Chief Financial Officer	February 24, 2021
George L. Ball	(Principal Financial and Accounting Officer)

/s/ Mark K. Holdsworth	Director	February 24, 2021
Mark K. Holdsworth

/s/ Steven F. Leer	Director	February 24, 2021
Steven F. Leer

/s/ Letitia A. Long	Director	February 24, 2021
Letitia A. Long

/s/ Darren W. McDew	Director	February 24, 2021
Darren W. McDew

/s/ James F. McGovern	Director	February 24, 2021
James F. McGovern

/s/ Harry T. McMahon	Director	February 24, 2021
Harry T. McMahon

/s/ M. Christian Mitchell	Director	February 24, 2021
M. Christian Mitchell

/s/ Carey A. Smith	President and Chief Operating Officer and Director	February 24, 2021
Carey A. Smith

/s/ Suzanne M. Vautrinot	Director	February 24, 2021
Suzanne M. Vautrinot

/s/ David C. Wajsgras	Director	February 24, 2021
David C. Wajsgras

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019	F-6

Consolidated Statements of Income for the Years ended December 31, 2020, December 31, 2019 and December 31, 2018	F-7

Consolidated Statements of Comprehensive Income for the Years ended December 31, 2020, December 31, 2019 and December 31, 2018	F-8

Consolidated Statements of Changes in Redeemable Common Stock and Shareholders’ Equity (Deficit) for the Years ended December 31, 2020, December 31, 2019 and December 31, 2018	F-9

Consolidated Statements of Cash Flows for the Years ended December 31, 2020, December 31, 2019 and December 31, 2018	F-10

Notes to Consolidated Financial Statements	F-11

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Parsons Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Parsons Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of changes in redeemable common stock and shareholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenue from contracts with customers in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Determination of Total Estimated Contract Cost and Variable Consideration related to Claims Revenue for Fixed-Price Contracts Recognized Over Time

As described in Notes 2 and 4 to the consolidated financial statements, revenue is derived from long-term contracts with customers whereby the Company provides planning, design, engineering, technical, and construction and program management services. The Company enters into cost-plus, time-and-materials, and fixed-price contracts with its customers. Fixed-price contract revenue recognized was $1.3 billion for the year ended December 31, 2020, which accounts for approximately 32% of the Company’s total consolidated revenue. Fixed-price contract revenue is recognized over time using an input measure (i.e., costs incurred to date relative to total estimated costs at completion) to measure progress. Under the cost-to-cost measure of progress method, the extent of progress towards completion is measured based on the ratio of total costs incurred to-date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Management includes variable consideration, such as claims revenue, in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Contract costs consist of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs). Changes to estimated contract costs, either due to unexpected events or revisions to management’s initial estimates, for a given project are recognized in the period in which they are determined. As disclosed by management, recognition of profit on long-term contracts requires the use of assumptions and estimates related to total contract revenue and in particular estimated claims revenue, total estimated cost at completion, and the measurement of progress towards completion. Management’s estimates are continually evaluated as work progresses and are revised when necessary.

The principal considerations for our determination that performing procedures relating to revenue recognition, specifically the determination of total estimated contract cost and variable consideration related to estimated claims revenue for fixed-price contracts recognized over time is a critical audit matter are (i) the significant amount of judgment by management in determining the total estimated contract cost and variable consideration related to estimated claims revenue for fixed-price contracts; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence for the total estimated contract cost and variable consideration related to estimated claims revenue for fixed-price contracts recognized over time.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process including controls over the determination of total estimated contract cost and variable consideration related to estimated claims revenue for fixed-price contracts recognized over time. These procedures also included, among others, for a selection of fixed-price contracts, (i) evaluating and testing management’s process for determining the total estimated contract cost and variable consideration related to estimated claims revenue, which included testing of contracts and other documents related to the estimates, and testing of underlying incurred and estimated contract costs; (ii) assessing management’s ability to reasonably estimate total contract costs by performing a comparison of the actual total estimated contract cost as compared with prior period estimates, including evaluating the timely identification of circumstances that may warrant a modification to the total estimated contract cost; and (iii) evaluating estimated claims revenue by  inquiry with external legal counsel regarding the underlying claim and agreeing estimated claims revenue to documents related to those estimates.

Acquisition of Braxton Science & Technology Group - Valuation of Customer Relationships Intangible Asset

As described in Notes 2 and 3 to the consolidated financial statements, on November 19, 2020, the Company      acquired a 100% ownership interest in Braxton Science & Technology Group (“Braxton”) for $310.9 million in cash, which resulted in $74.0 million of intangible assets being recorded, of which, $35.6 million related to customer relationships. Management accounts for business combinations using the acquisition method, under which the purchase price of an acquired company is allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their fair values at the date of acquisition.  The determination of fair values of assets acquired and liabilities assumed requires management to make estimates and use valuation techniques when a market value is not readily available. Management’s determination of the fair value of the intangible assets acquired involved the use of significant estimates and assumptions related to discount rates, revenue growth rates, projected margins, and customer revenue attrition rates.

The principal considerations for our determination that performing procedures relating to the valuation of the customer relationships intangible asset acquired in the acquisition of Braxton Science & Technology Group is a critical audit matter are (i) the high degree of auditor judgment and subjectivity in performing procedures relating to the fair value measurement of the customer relationships intangible asset acquired due to the significant judgment by management when determining the fair value estimate; (ii) significant audit effort in performing procedures and evaluating management’s significant assumptions relating to the discount rate, revenue growth rate, projected margin, and customer revenue attrition rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over the significant assumptions used in management’s valuation of the customer relationships intangible asset. These procedures included, among others, (i) reading the purchase agreement; (ii) testing management’s process for estimating the fair value of the customer relationships intangible asset; (iii) evaluating the appropriateness of the valuation technique; (iv) testing the completeness and accuracy of the underlying data used in the valuation technique; and (v) evaluating the reasonableness of significant assumptions related to the discount rate, revenue growth rate, projected margin, and customer revenue attrition rate. Evaluating the reasonableness of management’s assumptions related to the revenue growth rate, projected margin and customer revenue attrition rate involved considering (i) the current and past performance of the acquired business; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of management’s valuation technique and the discount rate significant assumption.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 24, 2021

We have served as the Company’s auditor since at least 1969. We have not been able to determine the specific year we began serving as the auditor of the Company.

Parsons Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except shares and par value)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents (including $75,220 and $51,171 Cash of consolidated joint ventures)	$483,609	$182,688
Restricted cash and investments	3,606	12,686
Accounts receivable, net (including $190,643 and $166,355 Accounts receivable of consolidated joint ventures, net)	698,578	671,492
Contract assets (including $23,498 and $26,458 Contract assets of consolidated joint ventures)	576,568	575,089
Prepaid expenses and other current assets (including $3,045 and $11,182 Prepaid expenses and other current assets of consolidated joint ventures)	80,769	84,454
Total current assets	1,843,130	1,526,409

Property and equipment, net (including $2,629 and $2,945 Property and equipment of consolidated joint ventures, net)	121,027	122,751
Right of use assets, operating leases	210,398	233,415
Goodwill	1,261,978	1,047,425
Investments in and advances to unconsolidated joint ventures	68,975	68,620
Intangible assets, net	245,958	259,858
Deferred tax assets	130,200	130,401
Other noncurrent assets	56,038	61,489
Total assets	$3,937,704	$3,450,368

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable (including $97,810 and $85,869 Accounts payable of consolidated joint ventures)	$225,679	$216,613
Accrued expenses and other current liabilities (including $68,801 and $74,857 Accrued expenses and other current liabilities of consolidated joint ventures)	650,753	639,863
Contract liabilities (including $33,922 and $32,638 Contract liabilities of consolidated joint ventures)	201,864	230,681
Short-term lease liabilities, operating leases	54,133	49,994
Income taxes payable	4,980	7,231
Short-term debt	50,000	-
Total current liabilities	1,187,409	1,144,382
Long-term employee incentives	21,828	56,928
Long-term debt	539,998	249,353
Long-term lease liabilities, operating leases	182,467	203,624
Deferred tax liabilities	12,285	9,621
Other long-term liabilities	132,300	125,704
Total liabilities	2,076,287	1,789,612
Contingencies (Note 15)
Shareholders' equity:
Common stock, $1 par value; authorized 1,000,000,000 shares; 146,609,288 and 146,440,701 shares issued; 25,719,350 and 21,772,888 public shares outstanding; 76,641,312 and 78,896,806 ESOP shares outstanding	146,609	146,441
Treasury stock, 44,248,626 shares at cost	(899,328)	(934,240)
Additional paid-in capital	2,700,925	2,649,975
Accumulated deficit	(120,569)	(218,025)
Accumulated other comprehensive loss	(13,865)	(14,261)
Total Parsons Corporation shareholders' equity	1,813,772	1,629,890
Noncontrolling interests	47,645	30,866
Total shareholders' equity	1,861,417	1,660,756
Total liabilities and shareholders' equity	$3,937,704	$3,450,368

The accompanying notes are an integral part of these consolidated financial statements.

Parsons Corporation and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2020, December 31, 2019 and December 31, 2018

(in thousands, except for per share data)

	2020	2019	2018
Revenue	$3,918,946	$3,954,812	$3,560,508
Direct cost of contracts	3,042,087	3,123,062	2,795,005
Equity in earnings of unconsolidated joint ventures	30,059	41,721	36,915
Indirect, general and administrative expenses	729,103	781,408	597,410
Operating income	177,815	92,063	205,008
Interest income	787	1,300	2,710
Interest expense	(20,956)	(23,729)	(20,842)
Other income (expense), net	3,767	(2,392)	(1,651)
Gain associated with claim on long-term contract	—	—	74,578
Total other (expense) income	(16,402)	(24,821)	54,795
Income before income tax expense	161,413	67,242	259,803
Income tax (expense) benefit	(42,492)	69,886	(20,367)
Net income including noncontrolling interests	118,921	137,128	239,436
Net income attributable to noncontrolling interests	(20,380)	(16,594)	(17,099)
Net income attributable to Parsons Corporation	$98,541	$120,534	$222,337
Earnings per share:
Basic earnings per share	$0.98	$1.30	$2.78
Diluted earnings per share	$0.97	$1.30	$2.78

The accompanying notes are an integral part of these consolidated financial statements.

Parsons Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2020, December 31, 2019 and December 31, 2018

(in thousands)

	2020	2019	2018
Net income including noncontrolling interests	$118,921	$137,128	$239,436
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	484	8,418	(7,800)
Pension adjustments, net of tax	(88)	281	(56)
Comprehensive income including noncontrolling interests, net of tax	119,317	145,827	231,580
Comprehensive income attributable to noncontrolling interests, net of tax	(20,380)	(16,597)	(17,197)
Comprehensive income attributable to Parsons Corporation, net of tax	$98,937	$129,230	$214,383

The accompanying notes are an integral part of these consolidated financial statements.

Parsons Corporation and Subsidiaries

Consolidated Statements of Changes in Redeemable Common Stock and Shareholders’ Equity (Deficit)

Years Ended December 31, 2020, December 31, 2019 and December 31, 2018

(in thousands)	Redeemable Common Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Parsons Equity (Deficit)	Noncontrolling Interests	Total
Balances at December 29, 2017	$1,855,305	$—	$(876,372)	$—	$(186,035)	$(15,003)	$(1,077,410)	$27,494	$(1,049,916)
Comprehensive income
Net income	—	—	—	—	222,337	—	222,337	17,099	239,436
Foreign currency translation gain (loss)	—	—	—	—	—	(7,898)	(7,898)	98	(7,800)
Pension adjustments	—	—	—	—	—	(56)	(56)	—	(56)
Adoption of ASC 606	—	—	—	—	(4,735)	—	(4,735)	—	(4,735)
Purchase of treasury stock	(125,814)	—	(125,814)	—	125,814	—	—	—	—
Contributions of treasury stock to ESOP	47,043	—	45,161	—	(45,161)	—	—	—	—
Contributions	—	—	—	—	—	—	—	20,656	20,656
Distributions	—	—	—	—	—	—	—	(18,886)	(18,886)
ESOP shares at redemption value	99,775	—	—	—	(99,775)	—	(99,775)	—	(99,775)
Balances at December 31, 2018	$1,876,309	$—	$(957,025)	$—	$12,445	$(22,957)	$(967,537)	$46,461	$(921,076)
Comprehensive income
Net income	—	—	—	—	120,534	-	120,534	16,594	137,128
Foreign currency translation gain	—	—	—	—	—	8,415	8,415	3	8,418
Pension adjustments	—	—	—	—	—	281	281	—	281
ASC 842 transition adjustment	—	—	—	—	52,608	—	52,608	—	52,608
Purchase of treasury stock	(6,219)	—	(6,272)	-	6,219	—	(53)	—	(53)
Contributions of treasury stock to ESOP	—	—	29,057	24,587	—	—	53,644	—	53,644
Contributions	—	—	—	—	—	—	—	10,093	10,093
Distributions	—	—	—	—	—	—	—	(42,285)	(42,285)
Dividend paid	—	—	—	—	(52,093)	—	(52,093)	—	(52,093)
Stock-based compensation	—	—	—	8,272	—	—	8,272	—	8,272
Issuance of equity securities, net of retirements	—	47	—	(999)	(197)	—	(1,149)	—	(1,149)
Conversion of S-Corp to C-Corp	25,877	—	—	—	(25,877)	—	(25,877)	—	(25,877)
IPO proceeds, net	—	21,296	—	515,582	—	—	536,878	—	536,878
ESOP shares at redemption value	857,559	—	—	(525,895)	(331,664)	—	(857,559)	—	(857,559)
Temporary to permanent equity end of lock-up period	(2,753,526)	125,098	—	2,628,428	-	—	2,753,526	—	2,753,526
Balances at December 31, 2019	$—	$146,441	$(934,240)	$2,649,975	$(218,025)	$(14,261)	$1,629,890	$30,866	$1,660,756
Comprehensive income
Net income	—	—	—	—	98,541	—	98,541	20,380	118,921
Foreign currency translation (loss), net	—	—	—	—	—	484	484	—	484
Pension adjustments, net	—	—	—	—	—	(88)	(88)	—	(88)
Adoption of ASU 2016-13	—	—	—	—	(1,000)	—	(1,000)	—	(1,000)
Contributions of treasury stock to ESOP	—	—	34,912	20,010	—	—	54,922	—	54,922
Contributions	—	—	—	—	—	—	—	2,215	2,215
Distributions	—	—	—	—	—	—	—	(5,816)	(5,816)
Issuance of equity securities, net of retirement	—	168	—	2,957	(85)	—	3,040	—	3,040
Equity component value of convertible note issuance	—	—	—	53,552	—	—	53,552	—	53,552
Purchase of convertible note hedge	—	—	—	(54,611)	—	—	(54,611)	—	(54,611)
Sale of common stock warrants	—	—	—	13,808	—	—	13,808	—	13,808
Stock-based compensation	—	—	—	15,234	—	—	15,234	—	15,234
Balances at December 31, 2020	$—	$146,609	$(899,328)	$2,700,925	$(120,569)	$(13,865)	$1,813,772	$47,645	$1,861,417

The accompanying notes are an integral part of these consolidated financial statements.

Parsons Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2020, December 31, 2019 and December 31, 2018

(in thousands)	2020	2019	2018
Cash flows from operating activities
Net income including noncontrolling interests	$118,921	$137,128	$239,436
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	127,980	125,700	69,869
Amortization of deferred gain	—	—	(7,253)
Amortization of debt issue costs	1,356	973	721
Amortization of convertible notes discount	3,831	—	—
Gain associated with claim on long-term contract	—	—	(129,674)
Loss on disposal of property and equipment	116	1,042	780
Provision for doubtful accounts	(1,503)	290	5,255
Deferred taxes	1,271	(123,338)	(1,422)
Foreign currency transaction gains and losses	(493)	4,472	5,224
Equity in earnings of unconsolidated joint ventures	(30,059)	(41,721)	(36,915)
Return on investments in unconsolidated joint ventures	41,457	51,077	35,192
Stock-based compensation	15,234	8,272	—
Contributions of treasury stock	55,327	53,644	45,161
Changes in assets and liabilities, net of acquisitions and newly consolidated joint ventures
Accounts receivable	(8,623)	(30,206)	461,304
Contract assets	9,243	(49,999)	(480,090)
Prepaid expenses and other assets	11,494	(22,110)	(23,668)
Accounts payable	1,494	(17,123)	5,566
Accrued expenses and other current liabilities	3,405	78,366	30,367
Billings in excess of costs	—	—	205,047
Contract liabilities	(29,674)	20,146	(150,873)
Provision for contract losses	—	—	(13,795)
Income taxes	(3,080)	(5,421)	3,911
Other long-term liabilities	(28,536)	29,048	20,491
Net cash provided by operating activities	289,161	220,240	284,634

Cash flows from investing activities
Capital expenditures	(34,036)	(67,597)	(29,283)
Proceeds from sale of property and equipment	1,546	3,789	439
Payments for acquisitions, net of cash acquired	(302,894)	(494,826)	(481,163)
Investments in unconsolidated joint ventures	(11,038)	(24,579)	(4,720)
Return of investments in unconsolidated joint ventures	53	12,410	11,432
Net cash used in investing activities	(346,369)	(570,803)	(503,295)

Cash flows from financing activities
Proceeds from borrowings	212,900	597,200	260,000
Repayments of borrowings	(212,900)	(777,200)	(80,000)
Payments for debt costs and credit agreement	—	(286)	(545)
Proceeds from issuance of convertible notes	400,000	—	—
Payments for purchase of bond hedges	(54,968)	—	—
Proceeds from issuance of warrants	13,808	—	—
Transaction costs paid in connection with convertible notes issuance	(10,250)	—	—
Contributions by noncontrolling interests	2,215	10,093	20,656
Distributions to noncontrolling interests	(5,816)	(42,285)	(18,886)
Purchase of treasury stock	—	(6,272)	(125,814)
Taxes paid on vested stock	(1,149)	—	—
Proceeds from issuance of common stock	4,386	536,879	—
Dividend paid	—	(52,093)	—
Net cash provided by financing activities	348,226	266,036	55,411
Effect of exchange rate changes	823	(1,294)	(1,699)
Net increase (decrease) in cash, cash equivalents and restricted cash	291,841	(85,821)	(164,949)
Cash, cash equivalents and restricted cash
Beginning of year	195,374	281,195	446,144
End of year	$487,215	$195,374	$281,195
Cash paid during the year for
Interest	$14,207	$23,254	$16,805
Income taxes (net of refunds)	55,354	60,477	17,054

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

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

Treasury Stock

The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. The Company records the reissuance of treasury stock using the first-in, first-out method of accounting. Contributions of 1,522,381 shares, 1,345,198 shares, and 1,874,988 shares of common stock were made to the ESOP in 2020, 2019 and 2018, respectively. In 2019 and 2018, the Company repurchased 191,331 shares, and 5,553,891 shares of common stock from the ESOP, respectively, in connection with the redemption of ESOP participants’ interests in the ESOP for $6.3 million and $125.8 million, respectively. Subsequent to November 3, 2019 when the 180-day lock-up period ended, repurchases are no longer required for ESOP redemptions. In 2020 the Company did not repurchase any shares of common stock.

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

Revenue Recognition

On December 30, 2017, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, (“ASC 606”), using the modified retrospective method, which provides for a cumulative effect adjustment to retained earnings beginning in fiscal 2018 for those uncompleted contracts impacted by the adoption of the new standard. The difference between the recognition criteria under ASC-606 and our previous recognition practices under ASC 605-35 was recognized through a cumulative adjustment of $4.7 million that was made to the opening balance of accumulated deficit as of December 30, 2017.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

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

Contract Costs—Contract costs consist of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs). All contract costs are recorded as incurred. Changes to estimated contract costs, either due to unexpected events or revisions to management’s initial estimates, for a given project are recognized in the period in which they are determined. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client, generate or enhance resources that will be used in satisfying performance obligations in the future and directly relate to an existing or anticipated contract. Costs to mobilize equipment and labor to a job site, prior to substantive work beginning (“mobilization costs”) are capitalized as incurred and amortized over the expected duration of the contract. Additionally, the Company may incur incremental costs to obtain certain contracts, such as selling and market costs, bid and proposal costs, sales commissions, and legal fees, certain of which can be capitalized if they are recoverable under the contract. Capitalized contract costs are included in other current assets on the consolidated balance sheets and were not material as of December 31, 2020 and December 31, 2019.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

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

In the Company’s industry, recognition of profit on long-term contracts requires the use of assumptions and estimates related to total contract revenue and in particular estimated claims revenue, total estimated cost at completion, and the measurement of progress towards completion. Estimates are continually evaluated as work progresses and are revised when necessary. When a change in estimate is determined to have an impact on contract profit, the Company records a positive or negative adjustment to the consolidated statements of income.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

Restricted Cash and Investments

Restricted cash and investments held in trust accounts represent collateral for certain incentive programs.

Accounts Receivable, Net

Accounts receivable includes billed and unbilled amounts and are recognized in the period when the Company’s rights to receive consideration are unconditional.

The Company establishes an allowance for doubtful accounts based on consideration of trends in actual and forecasted credit quality of clients, including delinquency and payment history, type of client, such as a government agency or commercial sector client, and general economic conditions and particular industry conditions that may affect a client’s ability to pay. Past due receivable balances are written off when internal collection efforts have been unsuccessful in collecting the amounts due.

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

The Company is involved in a significant volume of contracts with the United States federal government and state and local governments. Approximately 49%, 48%, and 42% of consolidated revenues for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively, and approximately 19% and 18% of accounts receivable as of December 31, 2020 and December 31, 2019, respectively, were derived from contracts with the United States federal government. No other customers represented 10% or more of consolidated revenues or accounts receivable in any of the periods presented.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

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

Equity-Based Compensation

The Company measures the value of services received from employees and directors in exchange for an equity-based award based on the grant date fair value.  The Company issues equity-based awards that settle in shares of the Company’s common stock. Prior to the IPO, the Company issued equity-based awards that settled in cash. Cash settled awards are subsequently remeasured to an updated fair value at each reporting period until the award is settled. Awards containing performance measures are adjusted at each reporting period for the number of shares expected to be earned.  Compensation cost for cash settled and performance awards are trued-up at each reporting period for changes in fair value and expected shares pro-rated for the portion of the requisite service period rendered.  The Company recognizes compensation costs for these awards on either a straight-line or accelerated basis over the vesting period of the award in indirect, general and administrative expense in the consolidated statements of income.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

The Company’s determination of the fair value of the intangible assets acquired involves the use of significant estimates and assumptions related to discount rates, revenue growth rates, projected margins, and customer revenue attrition rates.

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

The Company performs an additional review at year end to address whether a triggering event has occurred that would require an interim impairment test in the interim period.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

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

Recently Adopted Accounting Pronouncements

 In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”, which is a new standard related to leases intended to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets obtained in exchange for lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

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

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements”. The amendments in this ASU clarify certain aspects of the guidance related to: reporting comprehensive income, debt

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

modification and extinguishment, income taxes related to stock compensation, income taxes related to business combinations, derivatives and hedging, fair value measurements, brokers and dealers liabilities, and plan accounting. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has adopted this ASU on a prospective basis in the first quarter of 2019 and has determined there to be no impact on its financial statements and related disclosures.

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” and issued subsequent amendments to the initial guidance within ASU 2019-04 and ASU 2019-05. The amendments in ASU 2016-13 replace the incurred loss impairment methodology in current practice with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. ASU 2016-13 and its amendments are effective for interim and annual reporting periods beginning after December 15, 2019. The Company adopted this ASU in the first quarter of 2020, and it did not have a material impact on its financial statements.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”)”. ASU 2019-12 was issued as a means to reduce the complexity of accounting for income taxes for those entities that fall within the scope of the accounting standard. The guidance is to be applied using a prospective method, excluding amendments related to franchise taxes, which should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company did not elect to adopt early and it does not expect this standard to have a material impact on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The update simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. The guidance also includes targeted improvements to the disclosures for convertible instruments and earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company will early adopt this standard in 2021 using the modified retrospective method and expects it will result in a reduction in non-cash interest expense and a reclassification of the equity portion of the Convertible Senior Notes to liabilities on the consolidated balance sheet.
3.	Acquisitions

 Polaris Alpha

On May 31, 2018, the Company acquired a 100% ownership interest in Polaris Alpha, a privately-owned, advanced technology-focused provider of innovative mission solutions for complex defense, intelligence, and security customers, as well as other U.S. federal government customers, for $489.1 million paid in cash. The Company borrowed $260 million under the Credit Agreement, as described in

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

“Note 12—Debt and Credit Facilities”, to partially fund the acquisition. In connection with this acquisition, the Company recognized $6.2 million of acquisition-related expenses in “Indirect, general and administrative expense” in the consolidated statements of income for the year ended December 31, 2018, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition. Polaris Alpha enhances the Company’s artificial intelligence and data analytics expertise with new technologies and solutions. Customers of both companies will benefit from existing, complementary technologies and increased scale, enabling end-to-end solutions under the shared vision of rapid prototyping and agile development. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

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

Amortization expense of $45.5 million, $54.5 million and $30.3 million related to these intangible assets was recorded for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively. The entire value of goodwill of $243.5 million was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill of $50.1 million is deductible for tax purposes.

The amount of revenue generated by Polaris Alpha and included within consolidated revenues for 2018 is $227.3 million. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

Supplemental Pro Forma Information (Unaudited)

Supplemental information on an unaudited pro forma basis, as if the acquisition closed as of the beginning of the fiscal year ended December 29, 2017 as follows (in thousands):

2018
(unaudited)
Pro forma Revenue	$3,713,804
Pro forma Net Income including noncontrolling interest	225,861

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

December 31, 2020, December 31, 2019 and December 31, 2018

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

Amortization expense of $23.8 million and $23.8 million related to these intangible assets was recorded for the years ended December 31, 2020 and December 31, 2019, respectively. The entire value of goodwill of $183.5 million was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill of $16 million is deductible for tax purposes.

The amount of revenue generated by OGSystems and included within consolidated revenues for the year ended December 31, 2019 is $143.4 million. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the OGSystems acquisition had been consummated as of the beginning of fiscal year 2018 (December 30, 2017) (in thousands) is as follows:

	2019	2018
	(unaudited)	(unaudited)
Pro forma Revenue	$3,956,767	$3,676,894
Pro forma Net Income including noncontrolling interests	134,046	205,961

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

December 31, 2020, December 31, 2019 and December 31, 2018

Of the total purchase price, the following values were assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships	$49,800	12
Developed technologies	21,800	3 to 5
In-process research and development	1,800	3 to 5
Non-compete agreements	1,200	4
Trade name	800	2
Backlog	800	1

Amortization expense of $14.0 million and $5.7 million related to these intangible assets was recorded for the years ended December 31, 2020 and December 31, 2019, respectively. The entire value of goodwill of $125.1 million was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill in its entirety is deductible for tax purposes.

The amount of revenue generated by QRC and included within consolidated revenues for the year ended December 31, 2019 is $11.2 million. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the QRC Technologies acquisition had been consummated as of the beginning of fiscal year 2018 (December 30, 2017) (in thousands) is as follows:

	2019	2018
	(unaudited)	(unaudited)
Pro forma Revenue	$3,976,361	$3,596,920
Pro forma Net Income	138,692	221,930

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

Braxton Science & Technology Group

On November 19, 2020 the Company acquired a 100% ownership interest in Braxton Science & Technology Group (“Braxton”), a privately-owned company, for $310.9 million in cash. Braxton operates at the forefront of satellite operations, ground system automation, flight dynamics, and spacecraft and antenna simulation for the U.S. Department of Defense and Intelligence Community. The acquisition was entirely funded by cash on hand in August 2020, as described in “Note 12—Debt and Credit Facilities”. In connection with this acquisition, the Company recognized $5.5 million of acquisition-related expense in

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

“Indirect, general and administrative expense” in the consolidated statements of income for the year ended December 31, 2020, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition. Braxton allows Parsons to capitalize on the quickly evolving space missions of its national security space customers and address rapid market growth driven by proliferated low earth orbit constellations, small satellite expansion, and space cyber resiliency.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on the preliminary purchase price allocation as of the date of acquisition (in thousands):

Amount
Cash and cash equivalents	$8,042
Accounts receivable	18,163
Contract assets	8,350
Prepaid expenses and other current assets	3,036
Property and equipment	5,130
Right of use assets, operating leases	7,553
Goodwill	213,477
Intangible assets	73,950
Accounts payable	(7,464)
Accrued expenses and other current liabilities	(9,734)
Contract liabilities	(300)
Short-term lease liabilities, operating leases	(1,762)
Long-term lease liabilities, operating leases	(5,791)
Deferred tax liabilities	(1,714)
Net assets acquired	$310,936

Of the total purchase price, the following values were assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships	$35,600	12
Developed technologies	1,100	6
Non-compete agreements	650	3
Backlog	36,600	3

Amortization expense of $1.3 million related to these intangible assets was recorded for the year ended December 31, 2020. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill of $195.0 million is deductible for tax purposes.

The Company is still in the process of finalizing its valuation of the net assets acquired.

Supplemental Pro Forma Information (Unaudited)

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

Supplemental information of unaudited pro forma operating results assuming the Braxton acquisition had been consummated as of the beginning of 2019 (in thousands) is as follows:

	2020	2019
	(unaudited)	(unaudited)
Pro forma Revenue	$4,039,420	$4,042,810
Pro forma Net Income	125,298	126,076

The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflects the pro forma impact of additional amortization related to the fair value of acquired intangible assets, the pro forma impact of reflecting acquisition costs, which consisted of legal, advisory and due diligence fees and expenses. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been consummated during the periods for which pro forma information is presented.

4.	Contracts with Customers

Disaggregation of Revenue

The Company’s contracts contain both fixed price and cost reimbursable components. Contract types are based on the component that represents the majority of the contract. The following table presents revenue disaggregated by contract type (in thousands):

	December 31, 2020	December 31, 2019	December 31, 2018
Cost plus	$1,631,140	$1,705,832	$1,473,815
Time-and-Materials	1,034,596	1,074,037	961,759
Fixed price	1,253,210	1,174,943	1,124,934
Total	$3,918,946	$3,954,812	$3,560,508

Refer to “Note 21—Segment Information” for the Company’s revenues by business lines.

Contract Assets and Contract Liabilities

Contract assets and contract liabilities balances at December 31, 2020 and December 31, 2019 were as follows (in thousands):

	December 31, 2020	December 31, 2019	$ change	% change
Contract assets	$576,568	$575,089	$1,479	0.3%
Contract liabilities	201,864	230,681	(28,817)	-12.5%
Net contract assets (liabilities) (1)	$374,704	$344,408	$30,296	8.8%

(1)

Total contract retentions included in net contract assets (liabilities) were $93.8 million as of December 31, 2020, of which $43.1 million are not expected to be paid in 2021. Total contract retentions included in net contract assets (liabilities) were $85.5 million as of December 31, 2019. Contract assets at December 31, 2020 and December 31, 2019 include approximately $116.6 million and $73.0 million, respectively, related to unapproved change orders, claims, and requests for equitable adjustment. For the years ended December 31, 2020 and December 31, 2019, no material losses were recognized related to the collectability of claims, unapproved change orders, and requests for equitable adjustment.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

During the years ended December 31, 2020 and December 31, 2019, the Company recognized revenue of approximately $137.4 million and $129.9 million, respectively, that was included in the corresponding contract liability balance at December 31, 2019 and December 31, 2018, respectively. Certain changes in contract assets and contract liabilities consisted of the following:

	December 31, 2020	December 31, 2019
Acquired contract assets	$8,350	$9,747
Acquired contract liabilities	300	1,300

   There was no significant impairment of contract assets recognized during the years ended December 31, 2020 and December 31, 2019.

Revisions in estimates, such as changes in estimated claims or incentives, related to performance obligations partially satisfied in previous periods that individually had an impact of $5 million or more on revenue resulted in the following changes in revenue:

	2020	2019	2018
Revenue impact, net	$8,875	$12,166	$-
Accounts Receivable, Net

Accounts receivable, net consisted of the following as of December 31, 2020 and December 31, 2019 (in thousands):

	2020	2019
Billed	$512,357	$475,528
Unbilled	190,222	201,461
Total accounts receivable, gross	702,579	676,989
Allowance for doubtful accounts	(4,001)	(5,497)
Total accounts receivable, net	$698,578	$671,492

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

The allowance for doubtful accounts was determined based on consideration of trends in actual and forecasted credit quality of clients, including delinquency and payment history, type of client, such as a government agency or commercial sector client, and general economic conditions and particular industry conditions that may affect a client’s ability to pay. COVID-19 Impacts: We have not seen and do not expect there to be a material risk of non-payment from either our government agency or commercial customers.  We have experienced payment delays due to administrative limitations from both types of customers.

Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations (“RUPO”) as of December 31, 2020 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had $5.2 billion in RUPO as of December 31, 2020.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

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

The Company expects to satisfy its RUPO as of December 31, 2020 over the following periods (in thousands):

Period RUPO Will Be Satisfied	Within One Year	Within One to Two Years	Thereafter
Federal Solutions	$1,317,910	$516,228	$292,648
Critical Infrastructure	1,423,782	702,041	920,352
Total	$2,741,692	$1,218,269	$1,213,000

5.Leases

The Company has operating and finance leases for corporate and project office spaces, vehicles, heavy machinery and office equipment. Our leases have remaining lease terms of one year to nine years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases up to the third year. As of December 31, 2020 and December 31, 2019, assets recorded under finance leases were $3.4 million and $2.4 million, and accumulated depreciation associated with finance leases was $2.2 million and $0.7 million, respectively.

The components of lease costs for the years ended December 31, 2020 and December 31, 2019 are as follows (in thousands):

	2020	2019
Operating lease cost	$66,159	$70,112
Short-term lease cost	15,624	11,988
Amortization of right-of-use assets	1,496	746
Interest on lease liabilities	146	77
Sublease income	(3,731)	(3,620)
Total lease cost	$79,694	$79,303

Supplemental cash flow information related to leases for the years ended December 31, 2020 and December 31, 2019 is as follows (in thousands):

	2020	2019
Operating cash flows for operating leases	$62,117	$62,714
Operating cash flows for financing activities	147	77
Financing cash flows from finance leases	1,551	863
Right-of-use assets obtained in exchange for new operating lease liabilities	23,949	299,503
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,018	$3,124

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

Supplemental balance sheet and other information related to leases as of December 31, 2020 and December 31, 2019 is as follows (in thousands):

	2020	2019
Operating Leases:
Right-of-use assets	$210,398	$233,415
Lease liabilities:
Current	$54,133	$49,994
Long-term	182,467	203,624
Total operating lease liabilities	$236,600	$253,618
Finance Leases:
Other noncurrent assets	$3,363	$2,377
Accrued expenses and other current liabilities	$1,461	$1,075
Other long-term liabilities	$1,733	$1,202

Weighted Average Remaining Lease Term:
Operating leases	5 years	6 years
Finance leases	3 years	3 years
Weighted Average Discount Rate:
Operating leases	3.7%	4.0%
Finance leases	3.8%	4.5%

As of December 31, 2020, the Company has no additional operating leases, that have not yet commenced.

A maturity analysis of the future undiscounted cash flows associated with the Company’s operating and finance lease liabilities as of December 31, 2020 is as follows (in thousands):

	Operating Leases	Finance Leases
2021	$61,477	$1,547
2022	55,669	992
2023	48,211	533
2024	38,034	185
2025	27,756	74
Thereafter	29,674	-
Total lease payments	260,821	3,331
Less: imputed interest	(24,221)	(137)
Total present value of lease liabilities	$236,600	$3,194

Rental expense for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 was $81.8 million, $82.1 million and $ 79.8 million, respectively, and is recorded in “Indirect, general and administrative expenses” in the consolidated statements of income.
6.	Employee Stock Purchase and Equity-Based Compensation Plans

Employee Stock Purchase Plan

The Parsons Corporation Employee Stock Purchase Plan (“ESPP”) was adopted effective March 1, 2020. Under the ESPP, eligible employees who elect to participate are granted the right to purchase shares of Parsons common stock at a discount of 5% of the market value on the last trading day of the offering period.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

The following table presents stock issuance activity for the year ended December 31, 2020 (in thousands):

2020
Purchase price paid for shares sold	$4,386
Number of shares sold	127

The average purchase price for the year ended December 31, 2020 was $34.53 per share.

Equity-Based Compensation Plans

The Company issues stock-based awards through the Shareholder Value Plan, Long-Term Growth Plan, Restricted Award Plan, and Incentive Award Plan.  Through these plans the Company may issue stock options (including incentive and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, an “other” stock or cash-based awards, or a dividend equivalent award.  The compensation expense for these awards is recorded in “Indirect, general and administrative expenses” in the Company’s consolidated financial statements.

Stock-based compensation expense was $7.3 million, $49.0 million, and $16.3 million for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively, net of recognized tax benefits of $2.5 million, $16.7 million, and $0.2 million for 2020, 2019 and 2018, respectively. The tax benefit realized related to awards vested during 2020, 2019, and 2018 was $11.2 million, $3.3 million, and $0.2 million, respectively.  We recognize forfeitures as they occur.

With the adoption of the Incentive Award Plan on April 15, 2019, the Company has discontinued issuing awards under the other plans described above.  Outstanding awards granted out of the discontinued plans will continue to vest and will settle in cash.

At December 31, 2020, the amount of compensation cost relating to non-vested awards not yet recognized in the consolidated financial statements is $16.5 million. The majority of these unrecognized compensation costs will be recognized by the third quarter of fiscal 2021.

As discussed in “Note 1—Description of Operations”, the Company consummated its IPO on May 8, 2019.  Subsequent to the IPO, the fair value of a share of the Company’s common stock is based on quoted prices on the NYSE.  Please see “Note 19—Fair Value of Financial Instruments” for a description of how the fair value of a share of the Company’s common stock was determined prior to the IPO.

Stock Appreciation Rights

Stock Appreciation Rights (“SARs”) were issued under the Shareholder Value Plan (“SVP”).  Outstanding awards provide a cash incentive based on the increase in the Company’s share price over a three-year period, multiplied by a number of phantom share units. If at the end of a performance cycle the Company’s share price has not increased, then no award payment will be made. The awards issued under the SVP are time-vested cash-settled SARs. The SARs vest at the end of three years and expense is recognized on an accelerated basis over the vesting period.  The grant date fair value of the award is determined by using the Black-Scholes option-pricing model.  SARs are remeasured, using the Black-Scholes option-pricing model, to an updated fair value at each reporting period until the award is settled.  The fair value of the grant on the vesting date is determined based on the 60-trading day weighted average closing price of the Company’s common stock on the NYSE. Compensation cost is trued-up at each reporting period for changes in fair value pro-rated for the portion of the requisite service period rendered.

The final SVP grant vested on December 31, 2020 based on the 60-trading day weighted average closing price of the Company’s common stock on the NYSE. Therefore, the Black-Scholes option-pricing model was not used as of December 31, 2020.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

The following table presents the number of SARs granted, vested, and forfeited for the years ended December 31, 2018, December 31, 2019, and December 31, 2020:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at December 29, 2017	3,395,375	$3.00
Granted	1,708,746	$3.00
Vested	(1,322,805)	$3.00
Forfeited	(364,662)	$3.00
Unvested at December 31, 2018	3,416,654	$3.00
Granted	-	$-
Vested	(1,547,142)	$3.00
Forfeited	(391,884)	$3.00
Unvested at December 31, 2019	1,477,628	$3.00
Granted	-	$-
Vested	(1,434,836)	$3.00
Forfeited	(42,792)	$3.00
Unvested at December 31, 2020	-	$-

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

The following table presents the number of Long-Term Growth Units granted, vested, and forfeited (at target shares) for the years ended December 31, 2020, December 31, 2019, and December 31, 2018:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at December 29, 2017	307,881	$20.18
Granted	144,777	$22.67
Vested	(136,221)	$20.00
Forfeited	(16,656)	$20.27
Unvested at December 31, 2018	299,781	$20.23
Granted	-	$-
Vested	(137,760)	$20.00
Forfeited	(34,584)	$20.27
Unvested at December 31, 2019	127,437	$20.23
Granted	-	$-
Vested	(125,948)	$22.67
Forfeited	(1,489)	$22.67
Unvested at December 31, 2020	-	$-

Restricted Award Units

Restricted Award Units awards were issued under the Restricted Award Plan.  Outstanding awards provide a cash incentive based on the fair value of the Company’s common stock on the vesting date.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

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

The following table presents the number of Restricted Award Units granted, vested, and forfeited for the years ended December 31, 2020, December 31, 2019, and December 31, 2018:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at December 29, 2017	659,445	$20.14
Granted	262,140	$22.67
Vested	(264,408)	$20.00
Forfeited	(67,827)	$20.34
Unvested at December 31, 2018	589,350	$21.31
Granted	-	$-
Vested	(281,805)	$20.33
Forfeited	(58,101)	$21.31
Unvested at December 31, 2019	249,444	$22.40
Granted	-	$-
Vested	(234,028)	$22.38
Forfeited	(9,017)	$22.67
Unvested at December 31, 2020	6,399	$22.67

The following table presents the amount paid for cash settled awards, by award type, for the years ended December 31, 2020, December 31, 2019, and December 31, 2018 (in thousands):

	December 31, 2020	December 31, 2019	December 31, 2018
Stock Appreciation Rights	$26,920	$5,261	$4,576
Long-Term Growth	3,617	1,108	1,095
Restricted Award Units	9,408	5,537	4,439
Total	$39,945	$11,906	$10,110

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

The following table presents the number of shares of restricted stock units granted (at target shares for awards with performance conditions) for the years ended December 31, 2020 and December 31, 2019:

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

	December 31, 2020	Weighted Average Grant-Date Fair Value	December 31, 2019	Weighted Average Grant-Date Fair Value
Restricted Stock Units (service condition)	313,735	$37.50	270,544	$34.11
Restricted Stock Units (service and performance condition)	269,710	$38.43	327,675	$34.02

The number of units granted for awards with performance conditions in the above table is based on performance against the target amount. The number of shares ultimately issued, which could be greater or less than target, will be based on achieving specific performance conditions related to the awards.

The following table presents the number and weighted average grant-date fair value of restricted stock units (at target shares for awards with performance conditions) for the years ended December 31, 2020 and December 31, 2019:

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2018	-	$-
Granted	598,219	34.06
Vested	(74,704)	34.02
Forfeited	(16,875)	34.02
Outstanding at December 31, 2019	506,640	$34.07
Granted	583,445	37.92
Vested	(104,016)	34.34
Forfeited	(54,284)	35.54
Outstanding at December 31, 2020	425,145	$36.32

For the year ended December 31, 2020, 78,476 shares of restricted stock units were issued, and 36,921 shares of common stock related to employee statutory income tax withholding were retired. For the year ended December 31, 2019, 74,704 shares of restricted stock units were issued, and 27,962 shares of common stock related to employee statutory income tax withholding were retired.

The following table presents the number of shares of restricted stock outstanding (at target shares for awards with performance conditions) at December 31, 2020 and December 31, 2019:

	December 31, 2020	Weighted Average Grant-Date Fair Value	December 31, 2019	Weighted Average Grant-Date Fair Value
Restricted Stock Units (service condition)	374,819	$36.68	189,090	$34.15
Restricted Stock Units (service and performance condition)	556,966	$36.07	317,550	$34.02

7.	Goodwill

The following table summarizes the changes in the carrying value of goodwill by reporting segment for the years ended December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2019	Acquisitions	Foreign Exchange	December 31, 2020
Federal Solutions	$975,405	$213,477	$-	$1,188,882
Critical Infrastructure	72,020	-	1,076	73,096
Total	$1,047,425	$213,477	$1,076	$1,261,978

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

	December 31, 2018	Acquisitions	Foreign Exchange	December 31, 2019
Federal Solutions	$666,841	$308,564	$-	$975,405
Critical Infrastructure	70,097	-	1,923	72,020
Total	$736,938	$308,564	$1,923	$1,047,425

 For the years ended December 31, 2020 and December 31, 2019, the Company performed a quantitative impairment analysis for all reporting units. It was determined that the fair value of all reporting units exceeded their carrying values. As a result, no goodwill impairments were identified for those periods.

8.	Intangible Assets

The gross amount and accumulated amortization of acquired identifiable intangible assets included in “Intangible assets, net” on the consolidated balance sheets were as follows (in thousands except for years):

	December 31, 2020			December 31, 2019			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (in years)
Backlog	$145,855	$(101,038)	$44,817	$109,255	$(87,510)	$21,745	3
Customer relationships	264,129	(110,450)	153,679	228,529	(67,809)	160,720	8
Leases	670	(599)	71	670	(580)	90	5
Developed technology	112,039	(68,968)	43,071	110,939	(40,749)	70,190	4
Trade name	8,200	(7,967)	233	8,200	(5,667)	2,533	1
Non-compete agreements	4,250	(2,043)	2,207	3,600	(925)	2,675	3
In process research and development	1,800	-	1,800	1,800	-	1,800	n/a
Other intangibles	275	(195)	80	275	(170)	105	10
Total intangible assets	$537,218	$(291,260)	$245,958	$463,268	$(203,410)	$259,858

         The aggregate amortization expense of intangible assets was $87.8 million, $88.3 million, and $37.4 million for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively.

Estimated amortization expense in each of the next five years and beyond is as follows (in thousands):

December 31, 2020
2021	$97,178
2022	51,668
2023	38,081
2024	12,248
2025	9,688
Thereafter	35,295
Total	$244,158

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

9.	Property and Equipment, Net

Property and equipment consisted of the following at December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020	December 31, 2019	Useful life (years)
Buildings and leasehold improvements	$98,151	$81,065	1-15
Furniture and equipment	91,036	91,720	3-10
Computer systems and equipment	160,305	149,221	3-10
Construction equipment	8,920	11,765	5-7
Construction in progress	9,202	14,740
	367,614	348,511
Accumulated depreciation	(246,587)	(225,760)
Property and equipment, net	$121,027	$122,751

Depreciation expense of $39.0 million, $37.3 million, and $32.4 million was recorded for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively.
10.	Sale-Leasebacks

During fiscal 2011, the Company consummated two sale-leaseback transactions associated with the sale of two office buildings from which the Company recognized a total gain in the consolidated statements of income of $106.7 million and a total deferred gain of $107.8 million. The current and long-term portion of the deferred gain had been recorded in “Accrued expenses and other current liabilities” and “Deferred gain resulting from sale-leaseback transactions” on the consolidated balance sheet as of December 31, 2018, respectively, and was being recognized ratably over the minimum lease terms to which they relate, as an offset to rental expense in “Indirect, general and administrative expenses” in the consolidated statements of income.  Amortization of the deferred gain was $7.3 million for the year ended December 31, 2018.

The deferred gain balance of $53.3 million as of December 31, 2018 was recognized as an adjustment to beginning accumulated deficit, net of a deferred tax asset adjustment of $0.7 million, during January 2019 in connection with the adoption of the new leasing standard. See “Note 5—Leases”.

11.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at December 31, 2020 and December 31, 2019 (in thousands):

	2020	2019
Salaries and wages	$72,498	$46,685
Employee benefits	293,768	259,081
Self-insurance liability	32,447	29,997
Project cost accruals	164,243	217,729
Other accrued expenses	87,797	86,371
Total accrued expenses and other current liabilities	$650,753	$639,863

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

12.	Debt and Credit Facilities

Debt consisted of the following at December 31, 2020 and December 31, 2019 (in thousands):

	2020	2019
Short-Term:
Senior notes	$50,000	$-
Total Short-Term	50,000	-
Long-Term:
Senior notes	200,000	250,000
Convertible senior notes	400,000	-
Debt discount	(51,138)	-
Debt issuance costs	(8,864)	(647)
Total long-term	539,998	249,353
Total Debt	$589,998	$249,353

Revolving Credit Facility

In November 2017, the Company entered into an amended and restated Credit Agreement. The Company incurred approximately $2.0 million of costs in connection with this amendment. Under the agreement, the Company’s revolving credit facility was increased from $500 million to $550 million and the term of the agreement was extended through November 2022. The borrowings under the Credit Agreement bear interest, at the Company’s option, at either the Base Rate (as defined in the Credit Agreement), plus an applicable margin, or LIBOR plus an applicable margin. The applicable margin for Base Rate loans is a range of 0.125% to 1.00% and the applicable margin for LIBOR loans is a range of 1.125% to 2.00%, both based on the leverage ratio of the Company at the end of each fiscal quarter. The rates at December 31, 2020 and December 31, 2019 were 1.87% and 3.02%, respectively. Borrowings under this Credit Agreement are guaranteed by certain of the Company’s operating subsidiaries. Letters of credit commitments outstanding under this agreement aggregated approximately $44.9 million and $43.7 million at December 31, 2020 and December 31, 2019, respectively, which reduced borrowing limits available to the Company. Interest expense related to the Credit Agreement was $1.0 million, $6.3 million and $6.1 million, for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively. There were no loan amounts outstanding under the Credit agreement at December 31, 2020.

Term Loan

In January 2019, the Company borrowed $150.0 million under our Term Loan Agreement to partially finance the OGSystems acquisition.  On May 10, 2019, the Company used proceeds from its May 8, 2019 IPO to repay the $150.0 million outstanding balance under the Term Loan and this loan is now closed.  Interest expense related to the Term Loan was $2.3 million for the year ended December 31, 2019. There were no amounts outstanding in 2020.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

The Company incurred approximately $1.1 million of debt issuance costs in connection with the private placement. On August 10, 2018, the Company finalized an amended and restated intercreditor agreement related to this private placement to more closely align certain covenants and definitions with the terms under the 2017 amended and restated Credit Agreement and incurred approximately $0.5 million of additional issuance costs. These costs are presented as a direct deduction from the debt on the face of the balance sheet.  Interest expense related to the Senior Notes approximated $12.4 million for the years ended December 31, 2020, December 31, 2019 and December 31, 2018. The amortization of debt issuance costs and interest expense is recorded in “Interest expense” on the consolidated statements of income. The Company made interest payments related to the Senior Notes of approximately $12.4 million during the years ended December 31, 2020, December 31, 2019 and December 31, 2018. Interest payable of approximately $5.5 million and $5.7 million was recorded in “Accrued expenses and other current liabilities” on the consolidated balance sheets at December 31, 2020 and December 31, 2019, respectively, related to the Senior Notes.

The Credit Agreement and private placement includes various covenants, including restrictions on indebtedness, liens, acquisitions, investments or dispositions, payment of dividends and maintenance of certain financial ratios and conditions. The Company was in compliance with these covenants at December 31, 2020 and December 31, 2019.

The Company also has in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated approximately $193.1 million and $197.3 million at December 31, 2020 and December 31, 2019, respectively.

Using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, and risk profile, the Company estimated the fair value (Level 2) of its senior notes at December 31, 2020 approximates $275.0 million. See “Note 19—Fair Value of Financial Instruments” for the definition of level 2 of the fair value hierarchy below.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

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

Prior to the close of business on the business day immediately preceding March 15, 2025, the Notes will be convertible at the option of the holders thereof only under the following circumstances:

•

during any calendar quarter commencing after the calendar quarter ending on December 31, 2020, if the last reported sale price of the Company’s common stock for at least 20 trading days, whether or not consecutive, during a period of 30 consecutive trading days ending on, and including the last trading day of the immediately preceding calendar quarter, is greater than or equal to 130% of the conversion price on each applicable trading day;

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

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

Convertible debt instruments that may be settled in cash on conversion are required to be separated into liability and equity components in a manner that reflects the issuer’s non-convertible debt borrowing rate. The carrying amount of the liability component is based on the fair value of a similar instrument that does not contain an equity conversion option. The carrying amount allocated to the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the notes and the fair value of the liability component of the notes. Based on this debt to equity ratio, debt issuance costs are then allocated to the liability and equity components in a similar manner. Accordingly, at issuance the Company allocated $336.1 million to the debt liability and $53.6 million to additional paid-in capital. The difference between the principal amount of the Convertible Senior Notes and the liability component, inclusive of issuance costs, represents the debt discount, which the Company amortizes to interest expense over the term of the Convertible Senior Notes using an effective interest rate of 3.25%. During the year ended December 31, 2020, the Company recognized interest expense of $4.4 million related to the amortization of debt discount and issuance costs. As of December 31, 2020, the net carrying value of the Notes was $340.6 million.

A summary as of December 31, 2020 of the gross carrying amount, unamortized debt discount including debt issuance costs, and net carrying value of the liability component of the Convertible Senior Notes is as follows:

December 31, 2020
Par value	$400,000
Debt discount	$(59,356)
Carrying amount	$340,644
Equity component	$53,552

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

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
13.	Other Long-term Liabilities

Other long-term liabilities consisted of the following at December 31, 2020 and December 31, 2019 (in thousands):

	2020	2019
Self-insurance liability	$92,778	$102,521
Reserve for uncertain tax positions	16,951	14,427
Finance lease obligations	1,733	1,202
Other long-term liabilities	20,838	7,554
Total other long-term liabilities	$132,300	$125,704

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

December 31, 2020, December 31, 2019 and December 31, 2018

historical periods prior to the IPO consists of these state taxes and taxes from certain foreign jurisdictions where the Company is subject to tax.

In connection with the Company’s IPO on May 8, 2019, the “S” Corporation status was terminated, and the Company is now treated as a “C” Corporation under the Internal Revenue Code. The termination of the “S” Corporation status was treated as a change in tax status under Accounting Standards Codification 740, Income Taxes. These rules require that the deferred tax effects of a change in tax status to be recorded to income from continuing operations on the date the “S” Corporation status terminates.  The termination of the “S” Corporation election has had a material impact on the Company’s results of operations, financial condition, and cash flows as reflected in the December 31, 2020 and December 31, 2019 consolidated financial statements. Income tax expense decreased in 2019 primarily due to a tax benefit recorded for the revaluation of our deferred tax assets and liabilities as a result of our conversion from “S” Corporation to a “C” Corporation. The effective tax rate has increased, and net income has decreased as compared to the Company’s “S” Corporation tax years, since the Company is now subject to both U.S. federal and state corporate income taxes on its earnings.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits Net Operating Loss (“NOL“) carryovers to offset 100% of taxable income for tax years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding tax years to generate a refund of previously paid income taxes. The CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. The CARES Act also accelerates the refund of alternative minimum tax (“AMT”) credits that were previously accumulated.  The Company does not expect that the modifications on the limitation of business interest or AMT credits would have any impact to the Company. Under the NOL carryback provision, the Company carried back some of its NOLs claiming a tax refund of $3.9 million relating to certain amounts associated with the acquisition of OGSystems which are subject to certain shareholders’ claims.

On July 9, 2020, the U.S. Treasury Department issued final tax regulations related to the foreign-derived intangible income (“FDII”) and global intangible low-taxed income (“GILTI”) provisions. Also, on July 20, 2020 the U.S. Treasury Department released final tax regulations permitting a taxpayer to elect to exclude from its GILTI inclusion items of income subject to a high effective rate of foreign tax. Additionally, on August 21, 2020, the U.S. Treasury Department finalized anti-abuse regulations limiting deductions of foreign-source dividends. Separately, on September 2, 2020, the U.S. Treasury Department finalized regulations on the base erosion anti-abuse tax under IRC Section 59A. The U.S. Treasury Department also finalized a second set of regulations on the allowance for the additional first-year depreciation deduction under IRC Section 168(k) on September 16, 2020, as amended by the Tax Cuts and Jobs Act (“TCJA”), for qualified property acquired and placed in service after September 27, 2017. Further, on September 29, 2020, the U.S. Treasury Department issued final tax regulations addressing various aspects of the foreign tax credit regime. Lastly, on December 21, 2020, the U.S. Treasury Department released final regulations addressing the timing of income recognition for accrual method taxpayers under IRC Sections 451(b) and 451(c), as amended by the 2017 TCJA. The Company is currently assessing the impact of the new regulations to its consolidated financial statements but does not expect a material change of its income tax expense due to the new regulations.

The following table presents the components of our income from continuing operations before income taxes (in thousands):

	2020	2019	2018
United States earnings	$64,810	$6,762	$205,418
Foreign earnings	96,603	60,480	54,385
	$161,413	$67,242	$259,803

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

The income tax expense (benefit) attributable to income from continuing operations for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 consists of the following (in thousands):

	2020	2019	2018
Current
Federal	$15,663	$22,865	$-
State	9,024	10,428	1,536
Foreign	16,534	20,159	20,253
Total current income tax expense	41,221	53,452	21,789
Deferred
Federal	(186)	(97,299)	—
State	(1,785)	(27,432)	2,329
Foreign	3,242	1,393	(3,751)
Total deferred tax expense (benefit)	1,271	(123,338)	(1,422)
Total income tax expense (benefit)	$42,492	$(69,886)	$20,367

Income tax expense (benefit) was different from the amount computed by applying the United States federal statutory rate to pre-tax income from continuing operations as a result of the following (in thousands):

	2020		2019		2018
Income before income tax expense (benefit)	$161,413		$67,242		$259,803
Tax at federal statutory tax rate	33,897	21.0%	14,121	21%	54,559	21%
S- corporation exclusion	—	0.0%	(4,875)	(7)%	(39,539)	(15)%
State taxes, net of federal tax benefit	4,838	3.0%	3,223	5%	3,865	1%
Change in tax status	3,897	2.4%	(93,878)	(140)%	—	—
Change in valuation allowance	6,850	4.2%	4,502	7%	(2,215)	(1)%
Change in uncertain tax positions	883	0.6%	4,118	6%	629	0%
Foreign tax rate differential	(128)	-0.1%	4,886	7%	4,168	2%
Foreign tax credits	(47)	0.0%	(1,313)	(2)%	—	—
Transaction costs	61	0.0%	1,052	1%	—	—
Noncontrolling interests	(4,280)	-2.6%	(2,282)	(3)%	(3,599)	(1)%
Federal research credits	(2,206)	-1.4%	—	—	—	—
Other, net	(1,273)	-0.8%	560	1%	2,499	1%
Total income tax expense (benefit)	$42,492	26.3%	$(69,886)	(104)%	$20,367	8%

The effective tax rate in 2020 increased to 26.3% from (103.9%) in 2019. The change in the effective tax rate was due primarily to the nonrecurring tax benefit items included in 2019 for the remeasurement of its U.S. deferred tax assets and liabilities due to the change in tax status from an S Corporation to a C Corporation.

The effective tax rate for the year ended December 31, 2020 differs from the federal statutory tax rate primarily due to state income taxes and a recorded valuation allowance on foreign tax credits, partially offset by benefits related to income attributable to noncontrolling interest and federal research tax credits.

The components of deferred tax assets and liabilities consists of the following at December 31, 2020 and December 31, 2019 (in thousands):

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

	2020	2019
Deferred tax assets
Project and non-project reserves	$33,824	$34,225
Employee compensation and benefits	61,260	59,624
Revenue and cost recognition	25,312	33,588
Insurance accruals	17,724	19,204
Net operating losses	9,674	16,400
Lease liabilities	62,994	68,447
Tax credit carryforwards	15,566	8,969
Other	3,296	3,318
Valuation allowance	(23,878)	(17,358)
Total deferred tax assets	205,772	226,417
Deferred tax liabilities
Intangible assets	(15,620)	(29,543)
Right of use assets	(56,099)	(63,032)
Other	(16,138)	(13,063)
Total deferred tax liabilities	(87,857)	(105,638)
Net deferred tax asset	$117,915	$120,779

The Company assesses the realizability of its deferred tax assets each reporting period through an analysis of potential sources of taxable income, including prior year taxable income available to absorb a carryback of tax losses, reversals of existing taxable temporary differences, tax planning strategies, and forecasts of taxable income. The Company considers all negative and positive evidence, including the weight of the evidence, to determine if a valuation allowance against deferred tax assets is required. A valuation allowance is recorded against deferred tax assets to reflect the amount of deferred tax assets that is determined to be more-likely-than-not to be realized.

The tax cost, net of applicable credits, has been provided on the undistributed earnings of the Company’s foreign subsidiaries.  The Company does not assert any earnings to be permanently reinvested.

As of December 31, 2020, and December 31, 2019, the Company’s valuation allowance against deferred tax assets is $23.9 million and $17.4 million, respectively. This valuation allowance represents the portion of deferred tax assets primarily related to foreign net operating loss carryforwards, foreign tax credit carryforwards and capital loss carryforwards for which the Company has determined are not more-likely-than-not to be realized. From December 31, 2019 to December 31, 2020, the Company’s valuation allowance increased by $6.5 million.  Of this increase, $6.9 million relates to deferred tax assets recorded for foreign tax credit carryforwards offset in part by decrease in valuation allowance related to net operating loss carryforwards.  The valuation allowance is generated because the Company does not and will not have sufficient foreign source income to support the foreign tax credit carryforwards.

As of December 31, 2020, the Company has NOLs of $32.8 million, and $36.7 million for U.S. states and foreign jurisdictions, respectively. The utilization of the U.S. state NOLs are subject to certain annual limitations.  Of these amounts, $27.0 million and $33.9 million in U.S. states and foreign jurisdictions, respectively, do not expire. The remaining amounts of NOLs in U.S. states and in foreign jurisdictions will expire if not used between 2021 and 2041.

As of December 31, 2020, the Company has foreign tax credit carryforwards of $15.5 million. The Company has provided a valuation allowance of $15.5 million as the Company considers that these credits will not be realized. These foreign tax credits start expiring in the year 2029.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows (in thousands):

	2020	2019	2018
Beginning of year	$15,526	$7,845	$7,137
Increases—current year tax positions	950	7,531	1,094
Increases—prior year tax positions	1,951	1,379	1,301
Decreases—prior year tax positions	(1,366)	(991)	(1,656)
Settlements	(666)	(124)	—
Lapse of statute of limitations	—	(114)	(31)
End of year	$16,395	$15,526	$7,845

At December 31, 2020, and December 31, 2019, there are $15.8 million and $13.9 million of unrecognized tax benefits that if recognized would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as part of its income tax expense. During the years ended December 31, 2020, December 31, 2019, and December 31, 2018, the Company recognized approximately $1.1 million, $1.3 million, and $0.0 million in interest and penalties, respectively for each year, in the Consolidated Statements of Income.  The total amount of interest and penalties accrued in the Consolidated Balance Sheets was $4.4 million, $3.4 million, and $2.0 million at December 31, 2020, December 31, 2019, and December 31, 2018, respectively.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction, various U.S. states, and foreign jurisdictions. The Company is subject to examination by tax authorities in several jurisdictions, including major jurisdictions such as Canada, Mexico, Qatar, Saudi Arabia and the United States. As of December 31, 2020, the Company’s U.S. federal income tax returns for tax years 2017 and forward remain subject to examination.  U.S. states and foreign income tax returns remain subject to examination based on varying local statutes of limitations.

The Company estimates that, within 12 months, it may decrease its uncertain tax positions by approximately $0.3 million as a result of concluding various tax audits and closing tax years.

Although the Company believes its reserves for its tax positions are reasonable, the final outcome of tax audits could be significantly different, both favorably and unfavorably.  It is reasonably possible that these audits may conclude in the next 12 months and that the unrecognized tax benefits the Company has recorded in relation to these tax years may change compared to the liabilities recorded for these periods. However, it is not currently possible to estimate the amount, if any, of such change.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

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

On or about October 4, 2019, LBH Engineers, LLC (“LBH”) filed a lawsuit against Parsons, PTG, and various other parties in the US District Court of for the Northern District of Georgia, in connection with an alleged infringement of LBH’s patent. LBH seeks damages and costs incurred by LBH, a post-judgment royalty and treble damages if the infringement is found to be willful, among other damages, which the Company and the other defendants are currently disputing. At this time, the Company is unable to determine the probability of the outcome of the litigation or determine a potential range of loss, if any.

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

December 31, 2020, December 31, 2019 and December 31, 2018

16.	Retirement and Other Benefit Plans

The Company’s principal retirement benefit plan is the ESOP, a stock bonus plan, established in 1975 to cover eligible employees of the Company and certain affiliated companies. Contributions of treasury stock to ESOP are made annually in amounts determined by the Company’s board of directors and are held in trust for the sole benefit of the participants. Shares allocated to a participant’s account are fully vested after six years of credited service, or in the event(s) of reaching age 65, death or disability while an active employee of the Company. As of December 31, 2020, the total shares of the Company’s common stock outstanding were 102,360,662, of which 76,641,312 were held by the ESOP. As of December 31, 2019, the total shares of the Company’s common stock outstanding were 100,669,694, of which 78,896,806 were held by the ESOP.

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

Total ESOP contribution expense was approximately $55.3 million, $55.5 million and $45.2 million for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively, and is recorded in “Direct costs of contracts” and “Indirect, general and administrative expense” in the consolidated statements of income.

 On  April 3, 2019, the  board of directors of the Company declared a cash dividend to the Company’s sole existing shareholder at that time, the ESOP, in the amount of $2.00 per share, or $52.1 million in the aggregate (the “IPO Dividend”). The IPO Dividend was paid on May 10, 2019. On April 15, 2019, the board of directors of the Company declared the Stock Dividend in a ratio of two shares of common stock for every one share of common stock then held by the Company’s shareholder. The record date of the Stock Dividend was May 7, 2019, the day immediately prior to the consummation of the Company’s IPO on May 8, 2019, and the payment date of the Stock Dividend was May 8, 2019. Purchasers of the Company’s common stock in the Company’s public offering were not entitled to receive any portion of the Stock Dividend. During the years ended December 31, 2020 and December 31, 2018, the Company did not declare any dividends.

The Company also maintains a defined contribution plan (the “401(k) Plan”). Substantially all domestic employees are entitled to participate in the 401(k) Plan, subject to certain minimum requirements. The Company’s contributions to the 401(k) Plan for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 amounted to $24.4 million, $25.2 million, and $17.1 million, respectively.

As part of an acquisition in 2014, the Company acquired a defined contribution pension plan, a defined benefit pension plan, and supplemental retirement plan. For the defined contribution pension plan, the Company contributes a base amount plus an additional amount based upon a predetermined formula. At December 31, 2020 and December 31, 2019, the defined benefit pension plan was in a net asset position of $2.0 million  and $2.1 million, respectively, which is recorded in “Other noncurrent assets” on the consolidated balance sheets.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

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

Letters of credit outstanding described in ‘Note 12—Debt and Credit Facilities” that relate to project ventures are approximately $59.3 million and $55.0 million at December 31, 2020 and December 31, 2019, respectively.

In the table below, aggregated financial information relating to the Company’s joint ventures is provided because their nature, risk and reward characteristics are similar. None of the Company’s current joint ventures that meet the characteristics of a VIE are individually significant to the consolidated financial statements.

Consolidated Joint Ventures

The following represents financial information for consolidated joint ventures included in the consolidated financial statements as of and for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 (in thousands):

	2020	2019
Current assets	$292,407	$255,167
Noncurrent assets	2,990	2,860
Total assets	295,397	258,027
Current liabilities	201,270	193,583
Total liabilities	201,270	193,583
Total joint venture equity	$94,127	$64,444

	2020	2019	2018
Revenue	$450,530	$473,486	$540,345
Costs	408,319	435,947	376,628
Net income	$42,211	$37,539	$163,717
Net income attributable to noncontrolling interests	$20,380	$16,594	$17,099

The assets of the consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the Company’s general operations.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

2018 includes reversal of a provisions related to a lawsuit against a joint venture in which the Company was the managing partner.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for a description of this matter, which was resolved in favor of the Company on June 13, 2018.

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

The following represents the financial information of the Company’s unconsolidated joint ventures as presented in their unaudited financial statements as or and for the years ended December 31, 2020 and December 31, 2019 (in thousands):

	2020	2019
Current assets	$774,646	$801,335
Noncurrent assets	585,802	564,160
Total assets	1,360,448	1,365,495
Current liabilities	703,287	655,495
Noncurrent liabilities	517,697	507,131
Total liabilities	1,220,984	1,162,626
Total joint venture equity	$139,464	$202,869
Investments in and advances to unconsolidated joint ventures	$68,975	$68,620

	2020	2019	2018
Revenue	1,830,802	$2,081,341	$1,773,037
Costs	1,709,933	1,903,582	1,661,232
Net income	120,869	$177,759	$111,805
Equity in earnings of unconsolidated joint ventures	30,059	$41,721	$36,915

The Company received net distributions from its unconsolidated joint ventures of $30.5 million, $38.9 million and $41.9 million for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively.

For the year ended December 31, 2020, the Company recorded a $15.5 million write-down on an unconsolidated joint venture in the Critical Infrastructure segment as a result of changes in estimates made by the managing partner. This write-down decreased operating and net income, net of tax at 25.4% by $15.5 million and $11.5 million, respectively, and decreased diluted earnings per share by $0.11.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

18.	Related Party Transactions

The Company often provides services to unconsolidated joint ventures and revenues include amounts related to recovering overhead costs for these services. For the years ended December 31, 2020, December 31, 2019 and December 31, 2018, revenues included $172.2 million, $157.3 million, and $144.7  million, respectively, related to services the Company provided to unconsolidated joint ventures. For the years ended December 31, 2020, December 31, 2019 and December 31, 2018, the Company incurred approximately $133.8 million, $119.1 million and $111.1 million, respectively, of reimbursable costs. Amounts included in the consolidated balance sheets related to services the Company provided to unconsolidated joint ventures are as follows (in thousands):

	2020	2019
Accounts receivable	$37,544	$37,425
Contract assets	8,889	6,955
Contract liabilities	5,720	4,509

19.	Fair Value of Financial Instruments

The authoritative guidance on fair value measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). At December 31, 2020 and December 31, 2019, the Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable, and other liabilities. The fair values of these financial instruments approximate their carrying values due to their short-term maturities.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table sets forth assets associated with the pension plan in “Note 16—Retirement and Other Benefits Plans” that are accounted for at fair value by Level within the fair value hierarchy.

Fair value as of December 31, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
Mutual funds	$2,847	$—	$—	$2,847
Fixed income	—	10,615	—	10,615
Cash and cash equivalents	571	—	—	571
	$3,418	$10,615	$—	$14,033

Fair value as of December 31, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Mutual funds	2,987	—	—	2,987
Fixed income	—	10,447	—	10,447
Cash and cash equivalents	334	—	—	334
	3,321	10,447	—	13,768

As described in “Note 16—Retirement and Other Benefits Plans”, the Company acquired a defined contribution pension plan, a defined benefit pension plan, and supplemental retirement plans. At December 31, 2020 and December 31, 2019, the Company measured the mutual funds held within the defined benefit pension plan at fair value using unadjusted quoted prices in active markets that are accessible for identical assets. The Company measured the fixed income securities using market bid and ask prices. The inputs that are significant to the valuation of fixed income securities are generally observable, and therefore have been classified as Level 2.

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

December 31, 2020, December 31, 2019 and December 31, 2018

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) (in thousands):

2019
Balance at beginning of year	$1,876,309
Purchases of treasury stock	(6,219)
Contributions of treasury stock to ESOP	$-
Share price adjustment	883,436
Transfer to permanent equity	$(2,753,526)
Balance at end of year	—

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

The tables below reconcile the denominator and numerator used to compute basic earnings per share (“EPS”) to the denominator and numerator used to compute diluted EPS for the years ended December 31, 2020, December 31, 2019 and December 31, 2018.  Basic EPS is computed using the weighted average number of shares outstanding during the period and income available to shareholders. Diluted EPS is computed similar to basic EPS, except the income available to shareholders is adjusted to add back interest expense, after tax related to the Convertible Senior Note, and the weighted average number of shares outstanding is adjusted to reflect the dilutive effects of equity-based awards and shares underlying the Convertible Senior Note.

           Convertible Senior Note dilution impact is calculated using the if-converted method which will be required upon adoption of ASU 2020-06. As a result, the Company elected to adopt the if-converted method under the present accounting. In connection with the offerings of our note, the Company entered into a convertible note hedge and warrants (see Note 12 Debt and Credit Facilities); however, the convertible note hedge is not considered when calculating dilutive shares given its impact is anti-dilutive. The impact of the bond hedge would offset the dilutive impact of the shares underlying the Convertible Senior Note. The warrants have a strike price above our average share price during the period and are out of the money and not included in the tables below.

Dilutive potential common shares include, when circumstances require, shares the Company could be obligated to issue from its Convertible Senior Notes and warrants (see Note 12 for further discussion) and equity-based awards. Shares to be provided to the Company from its bond hedge purchased concurrently with the issuance of Convertible Senior Notes are anti-dilutive and are not included in its diluted shares. Anti-dilutive equity-based awards excluded from the calculation of earnings per share for the years ended December 31, 2020 and December 31, 2019 were 5,327 and 0, respectively.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

The weighted average number of shares used to compute basic and diluted EPS were (in thousands):

	2020	2019	2018
Basic weighted average number of shares outstanding	100,848	92,419	80,014
Equity-based awards	357	334	-
Convertible senior notes	-	-	-
Diluted weighted average number of shares outstanding	101,205	92,753	80,014

The net income available to shareholders to compute basic and diluted EPS were (in thousands):

	2020	2019	2018
Net income attributable to Parsons Corporation	98,541	120,534	222,337
Convertible senior notes if-converted method interest adjustment	-	-	-
Diluted net income attributable to Parsons Corporation	98,541	120,534	222,337

21.	Segments Information

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

The following table summarizes business segment information for the periods presented (in thousands):

	2020	2019	2018
Revenues:
Federal Solutions	$1,911,910	$1,887,907	$1,479,007
Critical Infrastructure	2,007,036	2,066,905	2,081,501
Total revenues	$3,918,946	$3,954,812	$3,560,508

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

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

	2020	2019	2018
Adjusted EBITDA attributable to Parsons Corporation
Federal Solutions	$167,340	$169,100	$121,986
Critical Infrastructure	154,528	138,851	106,851
Adjusted EBITDA attributable to Parsons Corporation	321,868	307,951	228,837
Adjusted EBITDA attributable to noncontrolling interests	20,753	17,096	17,407
Depreciation and amortization	(127,980)	(125,700)	(69,869)
Interest expense, net	(20,169)	(22,429)	(18,132)
Income tax (expense) benefit	(42,492)	69,886	(20,367)
Litigation-related expenses (a)	—	—	129,674
Amortization of deferred gain resulting from sale-leaseback transactions (b)	—	—	7,253
Equity-based compensation (c)	(9,785)	(65,744)	(16,487)
Transaction-related costs (d)	(19,922)	(34,353)	(12,942)
Restructuring (e)	(2,193)	(3,424)	—
Other (f)	(1,159)	(6,155)	(5,938)
Net income including noncontrolling interests	$118,921	$137,128	$239,436
Net income attributable to noncontrolling interests	(20,380)	(16,594)	(17,099)
Net income attributable to Parsons Corporation	$98,541	$120,534	$222,337
(a)

Fiscal 2018 reflects a reversal of an accrued liability, with $55.1 million recorded to revenue and $74.6 million recorded to other income in our results of operations related to a judgment entered against the Company in 2014 in connection with a lawsuit against a joint venture in which the Company is the managing partner.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for a description of this matter, which was resolved in favor of the Company on June 13, 2018.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

Asset information by segment is not a key measure of performance used by the CODM.

The following table presents revenues and property and equipment, net by geographic area (in thousands):

	2020	2019	2018
Revenues:
North America	$3,215,874	$3,249,054	$2,870,494
Middle East	684,353	689,067	671,925
Rest of World	18,719	16,691	18,089
Total revenues	$3,918,946	$3,954,812	$3,560,508
Property and equipment, net
North America	$116,460	$117,606	$86,847
Middle East	4,567	5,145	5,002
Total property and equipment, net	$121,027	$122,751	$91,849

North America revenue includes $3.0 billion, $3.0 billion and $2.6 billion of United States revenue for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively. North America property and equipment, net includes $109.6 million, $109.9 million and $79.9 million of property and equipment, net in the United States at December 31, 2020, December 31, 2019 and December 31, 2018, respectively.

The geographic location of revenue is determined by the location of the customer.  The prior reporting of revenue by geographic location has been conformed to the current presentation.

The following table presents revenues by business lines (in thousands):

	2020	2019	2018
Revenue:
Cyber & Intelligence	$402,470	$349,085	$248,343
Space & Geospatial Solutions	238,809	215,330	48,894
Missile Defense & C5ISR	610,025	655,224	564,425
Engineered Systems	660,606	668,268	617,345
Federal Solutions revenues	1,911,910	1,887,907	1,479,007
Connected Communities	431,497	419,215	540,580
Mobility Solutions	1,575,539	1,647,690	1,540,921
Critical Infrastructure revenues	2,007,036	2,066,905	2,081,501
Total revenues	$3,918,946	$3,954,812	$3,560,508

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

Revenue for the year ended December 31, 2018 included $55.1 million related to the settlement of a claim that was resolved in favor of the Company in the Mobility Solutions business line of our Critical Infrastructure segment.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for a description of this matter, which was resolved in favor of the Company on June 13, 2018.  Excluding the claim settlement, revenue for the year ended December 31, 2018 for the Critical Infrastructure segment was $2.0 billion and for the Mobility Solutions revenue business line revenue was $1.5 billion.

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

22.	Quarterly Information - Unaudited

The following tables present selected quarterly financial information (in thousands except per share data).

	Quarter Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Federal Solutions revenue	$453,973	$498,156	$482,210	$477,571	$500,423	$486,175	$478,497	$422,812
Critical Infrastructure revenue	510,285	506,080	497,249	493,422	536,965	537,102	511,245	481,593
Total revenue	964,258	1,004,236	979,459	970,993	1,037,388	1,023,277	989,742	904,405
Operating income	41,579	66,271	46,264	23,701	24,274	53,449	(8,706)	23,046
Net income attributable to Parsons Corporation	21,611	40,658	23,299	12,973	13,722	56,812	40,259	9,741
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	42,149	45,874	47,700	31,617	42,442	50,359	35,700	40,599
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	42,796	48,856	35,519	27,357	36,674	33,976	40,525	27,676
Adjusted EBITDA attributable to noncontrolling interests	5,218	6,071	7,942	1,522	8,712	4,655	(20)	3,749
Total Adjusted EBITDA (1)	$90,163	$100,801	$91,161	$60,496	$87,828	$88,990	$76,205	$72,024

(1)

The following table presents a reconciliation of net income attributable to Parsons Corporation to Adjusted EBITDA. For more information on our use of Adjusted EBITDA, how we use this metric, why we present this metric and the material limitations on usefulness of this metric, see “Note 21—Segments Information” in the “Other Information” table located in “Selected Consolidated Financial Data”.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, December 31, 2019 and December 31, 2018

	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Net income attributable to Parsons Corporation	$21,611	$40,658	$23,299	$12,973	$13,722	$56,812	$40,259	$9,741
Interest expense, net	7,025	5,387	3,963	3,794	3,981	4,482	6,151	7,815
Income tax expense (benefit)	9,500	16,017	11,891	5,084	(2,823)	(15,453)	(53,496)	1,886
Depreciation and amortization	32,538	30,952	32,081	32,409	33,008	31,027	31,074	30,591
Net income attributable to noncontrolling interests	5,294	5,862	7,826	1,398	8,582	4,481	(114)	3,645
Stock-based compensation (a)	5,643	(991)	12,854	(7,721)	20,240	(1,657)	43,311	3,850
Transaction related costs (b)	7,985	2,411	(2,485)	12,011	7,392	9,891	7,715	9,355
Restructuring (c)	718	365	1,143	(33)	544	309	353	2,218
Other (d)	(151)	140	589	581	3,182	(902)	952	2,923
Adjusted EBITDA	$90,163	$100,801	$91,161	$60,496	$87,828	$88,990	$76,205	$72,024

(a)

Reflects equity-based compensation costs primarily related to cash-settled awards.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for a further discussion of these awards.

(b)	Reflects costs incurred in connection with acquisitions and other non-recurring transaction costs, including primarily fees paid for professional services and employee retention.
(c)	Reflects costs associated with and related to our corporate restructuring initiatives.
(d)	Includes a combination of gain/loss related to sale of fixed assets, software implementation costs, and other individually insignificant items that are non-recurring in nature.

23.	Subsequent Events

None.

PARSONS CORPORATION AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

Description	Balance at beginning of period	Additions	Deductions	Other and foreign exchange impact	Balance at end of period
2020
Allowance for doubtful accounts	5,497	1,201	(2,697)	-	4,001
Valuation allowance on deferred tax assets	17,359	7,655	(596)	(540)	23,878
2019
Allowance for doubtful accounts (1)	4,722	775	-	-	5,497
Valuation allowance on deferred tax assets	6,668	10,817	(32)	(94)	17,359
2018
Allowance for doubtful accounts (1)	1,763	2,959	-	-	4,722
Valuation allowance on deferred tax assets	8,882	452	(2,633)	(33)	6,668

(1)

In connection with the adoption of ASU 2016-13, we have modified the historical presentation of gross receivables and the allowance for doubtful accounts to reflect only expected credit losses in the allowance in conformity with the current period presentation.