Form 10-Q
period 2021-03-31
PARSONS CORP
filed 2021-05-05
CIK 275880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 28, 2021, the registrant had 102,408,608 shares of common stock, $1.00 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents (including $52,324 and $75,220 Cash of consolidated joint ventures)	$398,178	$483,609
Restricted cash and investments	1,233	3,606
Accounts receivable, net (including $215,641 and $190,643 Accounts receivable of consolidated joint ventures, net)	693,584	698,578
Contract assets (including $24,539 and $23,498 Contract assets of consolidated joint ventures)	607,676	576,568
Prepaid expenses and other current assets (including $7,260 and $3,045 Prepaid expenses and other current assets of consolidated joint ventures)	101,536	80,769
Total current assets	1,802,207	1,843,130

Property and equipment, net (including $2,528 and $2,629 Property and equipment of consolidated joint ventures, net)	115,544	121,027
Right of use assets, operating leases	204,189	210,398
Goodwill	1,261,189	1,261,978
Investments in and advances to unconsolidated joint ventures	76,017	68,975
Intangible assets, net	222,451	245,958
Deferred tax assets	143,022	130,200
Other noncurrent assets	40,382	56,038
Total assets	$3,865,001	$3,937,704

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable (including $101,593 and $97,810 Accounts payable of consolidated joint ventures)	$219,220	$225,679
Accrued expenses and other current liabilities (including $75,606 and $68,801 Accrued expenses and other current liabilities of consolidated joint ventures)	595,058	650,753
Contract liabilities (including $35,744 and $33,922 Contract liabilities of consolidated joint ventures)	186,028	201,864
Short-term lease liabilities, operating leases	54,113	54,133
Income taxes payable	6,248	4,980
Short-term debt	50,000	50,000
Total current liabilities	1,110,667	1,187,409
Long-term employee incentives	21,218	21,828
Long-term debt	590,346	539,998
Long-term lease liabilities, operating leases	175,584	182,467
Deferred tax liabilities	13,146	12,285
Other long-term liabilities	113,598	132,300
Total liabilities	2,024,559	2,076,287
Contingencies (Note 12)
Shareholders' equity:
Common stock, $1 par value; authorized 1,000,000,000 shares; 146,609,288 and 146,609,288 shares issued; 26,845,697 and 25,719,350 public shares outstanding; 75,560,749 and 76,641,312 ESOP shares outstanding	146,654	146,609
Treasury stock, 44,248,626 shares at cost	(899,328)	(899,328)
Additional paid-in capital	2,667,130	2,700,925
Accumulated deficit	(108,720)	(120,569)
Accumulated other comprehensive loss	(8,937)	(13,865)
Total Parsons Corporation shareholders' equity	1,796,799	1,813,772
Noncontrolling interests	43,643	47,645
Total shareholders' equity	1,840,442	1,861,417
Total liabilities and shareholders' equity	$3,865,001	$3,937,704

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share information)

(Unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Revenue	$874,697	$970,993
Direct cost of contracts	669,082	769,632
Equity in earnings of unconsolidated joint ventures	7,530	6,114
Selling, general and administrative expenses	187,522	183,774
Operating income	25,623	23,701
Interest income	98	228
Interest expense	(4,541)	(4,022)
Other income (expense), net	(1,791)	(452)
Total other income (expense)	(6,234)	(4,246)
Income before income tax expense	19,389	19,455
Income tax expense	(5,375)	(5,084)
Net income including noncontrolling interests	14,014	14,371
Net income attributable to noncontrolling interests	(4,975)	(1,398)
Net income attributable to Parsons Corporation	$9,039	$12,973
Earnings per share:
Basic	$0.09	$0.13
Diluted	$0.09	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Net income including noncontrolling interests	$14,014	$14,371
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	4,914	(8,800)
Pension adjustments, net of tax	19	(61)
Comprehensive income including noncontrolling interests, net of tax	18,947	5,510
Comprehensive income attributable to noncontrolling interests, net of tax	(4,980)	(1,390)
Comprehensive income attributable to Parsons Corporation, net of tax	$13,967	$4,120

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net income including noncontrolling interests	$14,014	$14,371
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	34,673	32,409
Amortization of debt issue costs	665	173
Loss (gain) on disposal of property and equipment	267	(104)
Deferred taxes	403	5,514
Foreign currency transaction gains and losses	2,220	1,383
Equity in earnings of unconsolidated joint ventures	(7,530)	(6,114)
Return on investments in unconsolidated joint ventures	13,180	6,551
Stock-based compensation	7,206	2,252
Contributions of treasury stock	13,153	14,871
Changes in assets and liabilities, net of acquisitions and newly consolidated joint ventures:
Accounts receivable	2,597	(91,734)
Contract assets	(31,711)	(52,346)
Prepaid expenses and other assets	(5,386)	(3,766)
Accounts payable	(6,658)	19,788
Accrued expenses and other current liabilities	(68,928)	(24,336)
Contract liabilities	(16,086)	11,416
Income taxes	1,268	(6,212)
Other long-term liabilities	(19,312)	(43,099)
Net cash used in operating activities	(65,965)	(118,983)
Cash flows from investing activities:
Capital expenditures	(4,449)	(12,637)
Proceeds from sale of property and equipment	164	485
Payments for acquisitions, net of cash acquired	1,064	-
Investments in unconsolidated joint ventures	(22,240)	(50)
Return of investments in unconsolidated joint ventures	116	-
Proceeds from sales of investments in unconsolidated joint ventures	14,300	-
Net cash used in investing activities	(11,045)	(12,202)
Cash flows from financing activities:
Proceeds from borrowings under credit agreement	-	131,500
Repayments of borrowings under credit agreement	-	(66,500)
Contributions by noncontrolling interests	7	221
Distributions to noncontrolling interests	(8,989)	(360)
Taxes paid on vested stock	(2,242)	(1,149)
Net cash (used in) provided by financing activities	(11,224)	63,712
Effect of exchange rate changes	430	(1,179)
Net decrease in cash, cash equivalents, and restricted cash	(87,804)	(68,652)
Cash, cash equivalents and restricted cash:
Beginning of year	487,215	195,374
End of period	$399,411	$126,722

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2021 and March 31, 2020

(In thousands)

(Unaudited)

				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common	Treasury	Paid-in	(Accumulated	Comprehensive	Parsons	Noncontrolling
	Stock	Stock	Capital	Deficit)	Income (Loss)	Equity	Interests	Total
Balance at December 31, 2020	$146,609	$(899,328)	$2,700,925	$(120,569)	$(13,865)	$1,813,772	$47,645	$1,861,417
Comprehensive income
Net income	-	-	-	9,039	-	9,039	4,975	14,014
Foreign currency translation gain, net	-	-	-	-	4,909	4,909	5	4,914
Pension adjustments, net	-	-	-	-	19	19	-	19
Adoption of ASU 2020-06	-	-	(40,002)	2,782	-	(37,220)	-	(37,220)
Contributions	-	-	-	-	-	-	7	7
Distributions	-	-	-	-	-	-	(8,989)	(8,989)
Issuance of equity securities, net of retirements	45	-	(999)	28	-	(926)	-	(926)
Stock-based compensation	-	-	7,206	-	-	7,206	-	7,206
Balance at March 31, 2021	$146,654	$(899,328)	$2,667,130	$(108,720)	$(8,937)	$1,796,799	$43,643	$1,840,442

Balance at December 31, 2019	$146,441	$(934,240)	$2,649,975	$(218,025)	$(14,261)	$1,629,890	$30,866	$1,660,756
Comprehensive income
Net income	-	-	-	12,973	-	12,973	1,398	14,371
Foreign currency translation gain, net	-	-	-	-	(8,792)	(8,792)	(8)	(8,800)
Pension adjustments, net	-	-	-	-	(61)	(61)	-	(61)
Adoption of ASU 2016-13	-	-	-	(1,000)	-	(1,000)	-	(1,000)
Contributions	-	-	-	-	-	-	221	221
Distributions	-	-	-	-	-	-	(360)	(360)
Stock-based compensation	-	-	2,252	-	-	2,252	-	2,252
Balance at March 31, 2020	$146,441	$(934,240)	$2,652,227	$(206,052)	$(23,114)	$1,635,262	$32,117	$1,667,379

The accompanying notes are an integral part of these consolidated financial statements.

Parsons Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

1.	Description of Operations

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
2.	Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and pursuant to the interim period reporting requirements of Form 10-Q.  They do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with our consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented.  The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year or for future years.

This Quarterly Report on Form 10-Q includes the accounts of Parsons Corporation and its subsidiaries and affiliates which it controls.  Interests in joint ventures that are controlled by the Company, or for which the Company is otherwise deemed to be the primary beneficiary, are consolidated.  For joint ventures in which the Company does not have a controlling interest, but exerts a significant influence, the Company applies the equity method of accounting (see “Note 14 – Investments in and Advances to Joint Ventures" for further discussion).  Intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. The Company’s most significant estimates and judgments involve revenue recognition with respect to the determination of the costs to complete contracts and transaction price; determination of self-insurance reserves; useful lives of property and equipment and intangible assets; calculation of allowance for doubtful accounts; valuation of deferred income tax assets and uncertain tax positions, among others. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and “Note 2—Summary of Significant Accounting Polices” in the notes to our consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2020, for a discussion of the significant estimates and assumptions affecting our consolidated financial statements.  Estimates of costs to complete contracts are continually evaluated as work progresses and are revised when necessary. When a change in estimate is determined to have an impact on contract profit, the Company records a positive or negative adjustment to the consolidated statement of income.

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

In the first quarter of 2021, the Company early adopted Accounting Standards Update (“ASU”) ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06)”. The update simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. The guidance also includes targeted improvements to the disclosures for convertible instruments and earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 in the first quarter of 2021 using the modified retrospective method which resulted in a reduction in non-cash interest expense and reclassification of the equity portion of the Convertible Senior Notes to “Long-term debt” on the consolidated balance sheet.

In the first quarter of 2021, the Company adopted ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”)”. ASU 2019-12 was issued as a means to reduce the complexity of accounting for income taxes. The guidance is to be applied using a prospective method, excluding amendments related to franchise taxes, which should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The adoption of ASU 2019-12 did not have a material impact on the consolidated financial statements.

In the first quarter of 2020, the Company adopted ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The amendments in ASU 2016-13 replaced the incurred loss impairment methodology in current practice with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The adoption of ASU 2016-13 did not have a material impact on the consolidated financial statements.
4.	Acquisitions

Braxton Science & Technology Group

On November 19, 2020, the Company acquired a 100% ownership interest in Braxton Science & Technology Group (“Braxton”), a privately-owned company, for $308.8 million in cash. Braxton operates at the forefront of satellite operations, ground system automation, flight dynamics, and spacecraft and antenna simulation for the U.S. Department of Defense and Intelligence Community. The acquisition was entirely funded by cash on hand in August 2020, as described in “Note 12—Debt and Credit Facilities”. In connection with this acquisition, the Company recognized $0.6 million of acquisition-related “Selling, general and administrative expense” in the consolidated statements of income for the three months ended March 31, 2021, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition. Braxton allows Parsons to capitalize on the quickly evolving space missions of its national security space customers and address rapid market growth driven by proliferated low earth orbit constellations, small satellite expansion, and space cyber resiliency.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on the purchase price allocation as of the date of acquisition (in thousands):

Amount
Cash and cash equivalents	$7,006
Accounts receivable	18,163
Contract assets	8,350
Prepaid expenses and other current assets	3,036
Property and equipment	5,114
Right of use assets, operating leases	10,788
Goodwill	211,524
Intangible assets	74,950
Accounts payable	(7,464)
Accrued expenses and other current liabilities	(9,845)
Contract liabilities	(300)
Short-term lease liabilities, operating leases	(1,915)
Long-term lease liabilities, operating leases	(8,873)
Deferred tax liabilities	(1,694)
Net assets acquired	$308,840

Of the total purchase price, the following values were assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships	$34,100	12
Backlog	38,200	3
Developed technologies	2,000	6
Non-compete agreements	650	3

Amortization expense of $4.1 million related to these intangible assets was recorded for the three months ended March 31, 2021. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill of $196.3 million is deductible for tax purposes.

The amount of revenue generated by Braxton and included within consolidated revenues is $31.0 million for the three months ended March 31, 2021.  The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

The Company is still in the process of finalizing its valuation of the net assets acquired.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the Braxton acquisition had been consummated as of the beginning of fiscal year 2019 (in thousands) is as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Pro forma Revenue	$874,697	$1,001,337
Pro forma Net Income	15,354	14,459

5.	Contracts with Customers

Disaggregation of Revenue

The Company’s contracts contain both fixed-price and cost reimbursable components. Contract types are based on the component that represents the majority of the contract. The following table presents revenue disaggregated by contract type (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Fixed-Price	$229,942	$308,308
Time-and-Materials	239,665	252,439
Cost-Plus	405,090	410,246
Total	$874,697	$970,993

See “Note 18 – Segments Information” for the Company’s revenues by business lines.

Contract Assets and Contract Liabilities

Contract assets and contract liabilities balances at March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31, 2021	December 31, 2020
Contract assets	$607,676	$576,568
Contract liabilities	186,028	201,864
Net contract assets (liabilities) (1)	$421,648	$374,704

(1)

Total contract retentions included in net contract assets (liabilities) were $92.3 million as of March 31, 2021, of which $41.0 million are not expected to be paid in the next 12 months. Total contract retentions included in net contract assets (liabilities) were $93.8 million as of December 31, 2020. Contract assets at March 31, 2021 and December 31, 2020 include $117.8 million and $116.6 million, respectively, related to unapproved change orders, claims, and requests for equitable adjustment. For the three months ended March 31, 2021 and March 31, 2020, there were no material losses recognized related to the collectability of claims, unapproved change orders, and requests for equitable adjustment.

During the three months ended March 31, 2021 and March 31, 2020, the Company recognized revenue of $69.1 million and $94.3 million, respectively that was included in the corresponding contract liability balances at December 31, 2020 and December 31, 2019, respectively. Certain changes in contract assets and contract liabilities consisted of the following:

	March 31, 2021	December 31, 2020
Acquired contract assets	$-	$8,350
Acquired contract liabilities	-	300

  There was no significant impairment of contract assets recognized during the three months ended March 31, 2021 and March 31, 2020.

  There were no amounts due to revisions in estimates, such as changes in estimated claims or incentives, related to performance obligations partially satisfied in previous periods that individually had an impact of $5 million or more on revenue during the three months ended March 31, 2021 and March 31, 2020.

Accounts Receivable, net

Accounts receivable, net consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	2021	2020
Billed	$521,031	$512,357
Unbilled	176,552	190,222
Total accounts receivable, gross	697,583	702,579
Allowance for doubtful accounts	(3,999)	(4,001)
Total accounts receivable, net	$693,584	$698,578

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

Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations (“RUPO”) as of March 31, 2021 represent a measure of the total dollar value of work to be performed on contracts awarded and in-progress. The Company had $5.1 billion in RUPO as of March 31, 2021.

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

The Company expects to satisfy its RUPO as of March 31, 2021 over the following periods (in thousands):

Period RUPO Will Be Satisfied	Within One Year	Within One to Two Years	Thereafter
Federal Solutions	$1,096,552	$493,388	$376,121
Critical Infrastructure	1,590,691	603,192	980,126
Total	$2,687,243	$1,096,580	$1,356,247

6.	Leases

  The Company has operating and finance leases for corporate and project office spaces, vehicles, heavy machinery and office equipment. Our leases have remaining lease terms of one year to 9 years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases up to the third year.

The components of lease costs for the three months ended March 31, 2021 and March 31, 2020 are as follows (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Operating lease cost	$16,361	$17,271
Short-term lease cost	2,032	3,651
Amortization of right-of-use assets	474	254
Interest on lease liabilities	29	12
Sublease income	(776)	(880)
Total lease cost	$18,120	$20,308

Supplemental cash flow information related to leases for the three months ended March 31, 2021 and March 31, 2020 is as follows (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Operating cash flows for operating leases	$16,627	$16,420
Operating cash flows for finance leases	30	25
Financing cash flows from finance leases	480	278
Right-of-use assets obtained in exchange for new operating lease liabilities	4,865	15,106
Right-of-use assets obtained in exchange for new finance lease liabilities	$619	$-

Supplemental balance sheet and other information related to leases as of March 31, 2021 and December 31, 2020 are as follows (in thousands):

	March 31, 2021	December 31, 2020
Operating Leases:
Right-of-use assets	$204,189	$210,398
Lease liabilities:
Current	$54,113	$54,133
Long-term	175,584	182,467
Total operating lease liabilities	$229,697	$236,600
Finance Leases:
Other noncurrent assets	$3,526	$3,363
Accrued expenses and other current liabilities	$1,596	$1,461
Other long-term liabilities	$1,740	$1,733

Weighted Average Remaining Lease Term:
Operating leases	4.8 years	5 years
Finance leases	2.5 years	3 years
Weighted Average Discount Rate:
Operating leases	3.6%	3.7%
Finance leases	3.3%	3.8%

As of March 31, 2021, the Company has no operating leases that have not yet commenced.

A maturity analysis of the future undiscounted cash flows associated with the Company’s operating and finance lease liabilities as of March 31, 2021 is as follows (in thousands):

	Operating Leases	Finance Leases
2021 (remaining)	$46,223	$1,314
2022	56,945	1,240
2023	49,438	605
2024	39,044	212
2025	28,543	87
Thereafter	29,952	-
Total lease payments	250,145	3,458
Less: imputed interest	(20,448)	(122)
Total present value of lease liabilities	$229,697	$3,336

7.	Goodwill

The following table summarizes the changes in the carrying value of goodwill by reporting segment from December 31, 2020 to March 31, 2021 (in thousands):

	December 31, 2020	Acquisitions	Foreign Exchange	March 31, 2021
Federal Solutions	$1,188,882	$(1,953)	$-	$1,186,929
Critical Infrastructure	73,096	-	1,164	74,260
Total	$1,261,978	$(1,953)	$1,164	$1,261,189

The ultimate impact from the COVID-19 pandemic is difficult to predict.  While many uncertainties exist, we currently anticipate no material change in our financial condition or results of operations. Although the Company does not anticipate a material change to our financial condition or results of operations, the Company performed a qualitative triggering analysis and determined there was no triggering event indicating a potential impairment to the carrying value of its goodwill at March 31, 2021 and concluded there has not been an impairment.
8.	Intangible Assets

The gross amount and accumulated amortization of intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets are as follows (in thousands except for years):

	March 31, 2021			December 31, 2020			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (in years)
Backlog	$147,456	$(106,573)	$40,883	$145,855	$(101,038)	$44,817	3
Customer relationships	262,830	(122,265)	140,565	264,129	(110,450)	153,679	8
Leases	670	(604)	66	670	(599)	71	5
Developed technology	112,939	(75,887)	37,052	112,039	(68,968)	43,071	4
Trade name	8,200	(8,067)	133	8,200	(7,967)	233	1
Non-compete agreements	4,250	(2,372)	1,878	4,250	(2,043)	2,207	3
In process research and development	1,800	-	1,800	1,800	-	1,800	n/a
Other intangibles	275	(201)	74	275	(195)	80	10
Total intangible assets	$538,420	$(315,969)	$222,451	$537,218	$(291,260)	$245,958

The aggregate amortization expense of intangible assets for the three months ended March 31, 2021 and March 31, 2020 was $24.5 million and $22.7 million, respectively.

Estimated amortization expense for the remainder of the current fiscal year and in each of the next four years and beyond is as follows (in thousands):

March 31, 2021
2021	$73,531
2022	51,972
2023	38,595
2024	12,273
2025	9,713
Thereafter	34,567
Total	$220,651

9.	Property and Equipment, Net

Property and equipment consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020	Useful life (years)
Buildings and leasehold improvements	$96,645	$98,151	1-15
Furniture and equipment	88,674	91,036	3-10
Computer systems and equipment	163,433	160,305	3-10
Construction equipment	8,899	8,920	5-7
Construction in progress	6,878	9,202
	364,529	367,614
Accumulated depreciation	(248,985)	(246,587)
Property and equipment, net	$115,544	$121,027

Depreciation expense for both the three months ended March 31, 2021 and March 31, 2020 was $9.6 million.

10.	Debt and Credit Facilities

Debt consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Short-Term:
Senior notes	$50,000	$50,000
Total Short-Term	50,000	50,000
Long-Term:
Senior notes	200,000	200,000
Convertible senior notes	400,000	400,000
Debt discount	-	(51,138)
Debt issuance costs	(9,654)	(8,864)
Total long-term	590,346	539,998
Total Debt	$640,346	$589,998

Revolving Credit Facility

In November 2017, the Company entered into an amended and restated Credit Agreement. The Company incurred $2.0 million of costs in connection with this amendment. Under the agreement, the Company’s revolving credit facility was increased from $500 million to $550 million and the term of the agreement was extended through November 2022. The borrowings under the Credit Agreement bear interest, at the Company’s option, at either the Base Rate (as defined in the Credit Agreement), plus an applicable margin, or LIBOR plus an applicable margin. The applicable margin for Base Rate loans is a range of 0.125% to 1.00% and the applicable margin for LIBOR loans is a range of 1.125% to 2.00%, both based on the leverage ratio of the Company at the end of each fiscal quarter. The rates on March 31, 2021 and December 31, 2020 were 1.86% and 1.87%, respectively. Borrowings under this Credit Agreement are guaranteed by certain

Company operating subsidiaries. Letters of credit commitments outstanding under this agreement aggregated to $45.3 million and $44.9 million at March 31, 2021 and December 31, 2020, respectively, which reduced borrowing limits available to the Company. Interest expense related to the Credit Agreement was $0.1 million and $0.3 million for the three months ended March 31, 2021 and March 31, 2020, respectively. There were no loan amounts outstanding under the Credit Agreement on March 31, 2021.

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

The Company incurred $1.1 million of debt issuance costs in connection with the private placement. On August 10, 2018, the Company finalized an amended and restated intercreditor agreement related to this private placement to more closely align certain covenants and definitions with the terms under the 2017 amended and restated Credit Agreement and incurred $0.5 million of additional issuance costs. These costs are presented as a direct deduction from the debt on the face of the consolidated balance sheets.  Interest expense related to the Senior Notes for both the three months ended March 31, 2021 and March 31, 2020 was $3.2 million. The amortization of debt issuance costs and interest expense is recorded in “Interest expense” on the consolidated statements of income. The Company made interest payments of $6.2 million for both the three months ended March 31, 2021 and March 31, 2020, respectively. Interest payable of $2.4 million and $2.6 million is recorded in “Accrued expenses and other current liabilities” on the consolidated balance sheets on March 31, 2021 and December 31, 2020, respectively, related to the Senior Notes.

The Credit Agreement and private placement includes various covenants, including restrictions on indebtedness, liens, acquisitions, investments or dispositions, payment of dividends and maintenance of certain financial ratios and conditions. The Company was in compliance with these covenants at March 31, 2021 and December 31, 2020.

The Company also has in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated $203.9 million and $193.1 million at March 31, 2021 and December 31, 2020, respectively.

Using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, and risk profile, the Company estimated the fair value (Level 2) of its Senior Notes at March 31, 2021 approximates $270.5 million. See “Note 16 – Fair Value of Financial Instruments” for the definition of Level 2 of the fair value hierarchy.

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

Under existing GAAP at the time of issuance during 2020, convertible debt instruments that may be settled in cash on conversion are required to be separated into liability and equity components in a manner that reflects the issuer’s non-convertible debt borrowing rate. The carrying amount of the liability component is based on the fair value of a similar instrument that does not contain an equity conversion option. The carrying amount allocated to the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the notes and the fair value of the liability component of the notes. Based on this debt to equity ratio, debt issuance costs are then allocated to the liability and equity components in a similar manner. Accordingly, at issuance the Company allocated $336.1 million to the debt liability and $53.6 million to additional paid-in capital. The difference between the principal amount of the Convertible Senior Notes and the liability component, inclusive of issuance costs, represents the debt discount, which the Company amortized to interest expense over the term of the Convertible Senior Notes using an effective interest rate of 3.25%. During the year ended December 31, 2020, the Company recognized interest expense of $4.4 million. As of December 31, 2020, the net carrying value of the Notes was $340.6 million.

In the first quarter of 2021, the Company early adopted ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Equity’s Own Equity (Subtopic 815-40). The Company used the modified retrospective method which resulted in a reduction in non-cash interest expense and reclassification of equity component of the convertible senior notes of $55.0 million and equity component of the debt issuance costs of $1.4 million to liabilities on the consolidated balance sheet. The Company also adjusted the carrying amount of the convertible senior notes to what it would have been if the Company had applied the amendments from the inception of the Notes and recorded the offset of the carrying amount adjustment of $3.7 million in retained earnings on January 1, 2021. During the year ended March 31, 2021, the Company recognized interest expense of $0.6 million.  As of March 31, 2021, the carrying value of the Notes was $400.0 million.

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

At issuance, the Company recorded a deferred tax liability of $16.2 million related to the Convertible Senior Notes debt discount and the capitalized debt issuance costs. The Company also recorded a deferred tax asset of $16.5 million related to the convertible note hedge transactions and the tax basis of the capitalized debt issuance costs through additional paid-in capital. The deferred tax liability and deferred tax asset were included net in “Deferred tax assets” on the consolidated balance sheets. Upon adoption of ASU2020-06, the Company reversed the deferred tax liability of $13.9 million that the Company had recorded at issuance related to the Convertible Senior Note debt discount and recorded an additional deferred tax liability of $0.4 million related to the capitalized debt issuance costs. In addition, the Company recorded a $0.9 million adjustment to the deferred tax asset through retained earnings related to the tax effect of book accretion recorded in 2020 and reversed upon adoption.
11.	Income Taxes

 On January 5, 2021, the Treasury Department and Internal Revenue Service issued final regulations which provide guidance on applying the limitations on the deductibility of business interest expense under IRC Section 163(j). On January 6, 2021, the government published final regulations under IRC Section 451. The final regulations include guidance related to (1) timing of income inclusion for taxpayers with an applicable financial statement using an accrual method of accounting under IRC Section 451(b), and (2) advance payments for goods, services, and certain other items under IRC Section 451(c). The Company is currently assessing the impact of the new regulations but does not expect any material impact to its consolidated financial statements.

The Company’s effective tax rate was 27.7% and 26.1% for the three months ended March 31, 2021 and 2020, respectively. The change in the effective tax rate was due primarily to an increase of foreign tax losses which will not provide any tax benefit to the Company and a settlement of a state tax audit.  The difference between the effective tax rate and the statutory U.S. Federal income tax rate of 21.0% for the quarter ended March 31, 2021 primarily relates to state income taxes and a recorded valuation allowance on foreign tax credits, partially offset by benefits related to income attributable to noncontrolling interest and federal research tax credits.

As of March 31, 2021, the Company’s deferred tax assets included a valuation allowance of $30.5 million primarily related to foreign net operating loss carryforwards, foreign tax credit carryforwards, and capital losses that the Company has determined are not more-likely-than-not to be realized. The factors used to assess the likelihood of realization include:  the past performance of the entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.

As of March 31, 2021 and December 31, 2020, the liability for income taxes associated with uncertain tax positions was $17.4 million and $16.4 million, respectively.  It is reasonably possible that the Company may realize a decrease in our uncertain tax positions of approximately $0.2 million during the next 12 months as a result of concluding various tax audits and closing tax years.

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

On or about October 4, 2019, LBH Engineers, LLC (“LBH”) filed a lawsuit against Parsons, PTG, and various other parties in the US District Court of for the Northern District of Georgia, in connection with an alleged infringement of LBH’s patent. LBH seeks damages and costs incurred by LBH, a post-judgment royalty, and treble damages if the infringement is found to be willful, among other damages, which the Company and the other defendants are currently disputing. At this time, the Company is unable to determine the probability of the outcome of the litigation or determine a potential range of loss, if any.

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

The Company’s principal retirement benefit plan is the Parsons Employee Stock Ownership Plan (“ESOP”), a stock bonus plan, established in 1975 to cover eligible employees of the Company and certain affiliated companies. Contributions of treasury stock to the ESOP are made annually in amounts determined by the Company’s board of directors and are held in trust for the sole benefit of the participants. Shares allocated to a participant’s account are fully vested after three years of credited service, or in the event(s) of reaching age 65, death or disability while an active employee of the Company. As of March 31, 2021 and December 31, 2020, total shares of the Company’s common stock outstanding were 102,406,446 and 102,360,662, respectively, of which 75,560,749 and 76,641,312, respectively, were held by the ESOP.

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

Total ESOP contribution expense was $13.2 million and $14.9 million for the three months ended March 31, 2021 and March 31, 2020, respectively.  The expense is recorded in “Direct costs of contracts” and “Selling, general and administrative expense” in the consolidated statements of income. The fiscal 2021 ESOP contribution has not yet been made.  The amount is currently included in accrued liabilities.
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

Letters of credit outstanding described in “Note 10 – Debt and Credit Facilities” that relate to project ventures are $67.4 million and $59.3 million at March 31, 2021 and December 31, 2020, respectively.

In the table below, aggregated financial information relating to the Company’s joint ventures is provided because their nature, risk and reward characteristics are similar. None of the Company’s current joint ventures that meet the characteristics of a VIE are individually significant to the consolidated financial statements.

Consolidated Joint Ventures

The following represents financial information for consolidated joint ventures included in the consolidated financial statements (in thousands):

	March 31, 2021	December 31, 2020
Current assets	$299,764	$292,407
Noncurrent assets	2,888	2,990
Total assets	302,652	295,397
Current liabilities	214,015	201,270
Total liabilities	214,015	201,270
Total joint venture equity	$88,637	$94,127

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenue	$96,624	$100,278
Costs	86,306	97,150
Net income	$10,318	$3,128
Net income attributable to noncontrolling interests	$4,975	$1,398

The assets of the consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the Company’s general operations.

Unconsolidated Joint Ventures

The Company accounts for its unconsolidated joint ventures using the equity method of accounting. Under this method, the Company recognizes its proportionate share of the net earnings of these joint ventures as “Equity in earnings (loss) of unconsolidated joint ventures” in the consolidated statements of income. The Company’s maximum exposure to loss as a result of its investments in unconsolidated joint ventures is typically limited to the aggregate of the carrying value of the investment and future funding commitments.

The following represents the financial information of the Company’s unconsolidated joint ventures as presented in their unaudited financial statements (in thousands):

	March 31, 2021	December 31, 2020
Current assets	$740,595	$774,646
Noncurrent assets	580,224	585,802
Total assets	1,320,819	1,360,448
Current liabilities	673,872	703,287
Noncurrent liabilities	528,168	517,697
Total liabilities	1,202,040	1,220,984
Total joint venture equity	$118,779	$139,464
Investments in and advances to unconsolidated joint ventures	$76,017	$68,975

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenue	$236,517	$238,188
Costs	210,847	223,686
Net income	$25,670	$14,502
Equity in earnings of unconsolidated joint ventures	$7,530	$6,114

The Company received net distributions from and sale proceeds for its unconsolidated joint ventures for the three months ended March 31, 2021 and March 31, 2020 of $5.4 million and $6.5 million, respectively.

15.	Related Party Transactions

The Company often provides services to unconsolidated joint ventures and revenues include amounts related to recovering overhead costs for these services. Revenues related to services the Company provided to unconsolidated joint ventures for the three months ended March 31, 2021 and March 31, 2020 were $42.0 million and $40.4 million, respectively.  For the three months ended March 31, 2021 and March 31, 2020, the Company incurred $31.3 million and $31.5 million, respectively, of reimbursable costs. Amounts included in the consolidated balance sheets related to services the Company provided to unconsolidated joint ventures are as follows (in thousands):

	March 31, 2021	December 31, 2020
Accounts receivable	$34,709	$37,544
Contract assets	11,410	8,889
Contract liabilities	5,726	5,720

16.	Fair Value of Financial Instruments

The authoritative guidance on fair value measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). At March 31, 2021 and December 31, 2020, the Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable, and other liabilities. The fair values of these financial instruments approximate their carrying values due to their short-term maturities.

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

Refer to Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2020 for a more complete discussion of the various items within the consolidated financial statements measured at fair value and the methods used to determine fair value.
17.	Earnings Per Share

The following tables reconcile the denominator and numerator used to compute basic earnings per share (“EPS”) to the denominator and numerator used to compute diluted EPS for the three months ended March 31, 2021 and March 31, 2020.  Basic EPS is computed using the weighted average number of shares outstanding during the period and income available to shareholders. Diluted EPS is computed similar to basic EPS, except the income available to shareholders is adjusted to add back interest expense, after tax, related to the Convertible Senior Note, and the weighted average number of shares outstanding is adjusted to reflect the dilutive effects of stock-based awards and shares underlying the Convertible Senior Note.

           Convertible Senior Note dilution impact is calculated using the if-converted method which was required upon adoption of ASU 2020-06. As a result, the Company elected to adopt the if-converted method when the Convertible Senior Notes were issued during the third quarter of 2020. In connection with the offerings of the Notes, the Company entered into a convertible note hedge and warrants (see Note 10 Debt and Credit Facilities); however, the convertible note hedge is not considered when calculating dilutive shares given its impact is anti-dilutive. The impact of the bond hedge would offset the dilutive impact of the shares underlying the Convertible Senior Note. The warrants have a strike price above our average share price during the period and are out of the money and not included in the tables below.

Dilutive potential common shares include shares the Company could be obligated to issue from its Convertible Senior Notes and warrants (see Note 10 for further discussion) and stock-based awards. Shares to be provided to the Company from its bond hedge purchased concurrently with the issuance of Convertible Senior Notes are anti-dilutive and are not included in its diluted shares. Anti-dilutive stock-based awards excluded from the calculation of earnings per share for the three months ended March 31, 2021 and March 31, 2020 were 145 and 27,596, respectively.

The weighted average number of shares used to compute basic and diluted EPS were:

	Three Months Ended
	March 31, 2021	March 31, 2020
Basic weighted average number of shares outstanding	102,375,923	100,669,693
Stock-based awards	573,048	229,631
Convertible senior notes	8,916,530	-
Diluted weighted average number of shares outstanding	111,865,501	100,899,324

The net income available to shareholders to compute basic and diluted EPS were (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Net income attributable to Parsons Corporation	9,039	12,973
Convertible senior notes if-converted method interest adjustment	528	-
Diluted net income attributable to Parsons Corporation	9,567	12,973

18.	Segment Information

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

The following table summarizes business segment revenue for the periods presented (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Federal Solutions revenue	$452,069	$477,571
Critical Infrastructure revenue	422,628	493,422
Total revenue	$874,697	$970,993

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

	Three Months Ended
Adjusted EBITDA attributable to Parsons Corporation	March 31, 2021	March 31, 2020
Federal Solutions	$31,982	$31,617
Critical Infrastructure	31,657	27,357
Adjusted EBITDA attributable to Parsons Corporation	63,639	58,974
Adjusted EBITDA attributable to noncontrolling interests	5,060	1,522
Depreciation and amortization	(34,673)	(32,409)
Interest expense, net	(4,443)	(3,794)
Income tax expense	(5,375)	(5,084)
Equity-based compensation income (expense)	(6,980)	7,721
Transaction-related costs (a)	(2,646)	(12,011)
Restructuring expense (b)	(77)	33
Other (c)	(491)	(581)
Net income including noncontrolling interests	14,014	14,371
Net income attributable to noncontrolling interests	4,975	1,398
Net income attributable to Parsons Corporation	$9,039	$12,973

(a)	Reflects costs incurred in connection with acquisitions and other non-recurring transaction costs, primarily fees paid for professional services and employee retention.
(b)	Reflects costs associated with corporate restructuring initiatives.
(c)	Includes a combination of gain/loss related to sale of fixed assets, software implementation costs, and other individually insignificant items that are non-recurring in nature.

Asset information by segment is not a key measure of performance used by the CODM.

The following tables present revenues and property and equipment, net by geographic area (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenue
North America	$716,346	$797,946
Middle East	153,643	168,859
Rest of World	4,708	4,188
Total Revenue	$874,697	$970,993

The geographic location of revenue is determined by the location of the customer.

	March 31, 2021	December 31, 2020
Property and Equipment, Net
North America	$111,398	$116,460
Middle East	4,146	4,567
Total Property and Equipment, Net	$115,544	$121,027

North America includes revenue in the United States for the three months ended March 31, 2021 and March 31, 2020 of $652.2 million and $735.8 million, respectively.  North America property and equipment, net includes $104.8 million and $109.6 million of property and equipment, net in the United States at March 31, 2021 and December 31, 2020, respectively.

The following table presents revenues by business units (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenue
Cyber & Intelligence	$83,328	$98,882
Space & Geospatial Solutions	83,059	51,288
Missile Defense & C5ISR	144,715	154,569
Engineered Systems	140,967	172,832
Federal Solutions revenues	452,069	477,571
Connected Communities	89,883	101,901
Mobility Solutions	332,745	391,521
Critical Infrastructure revenues	422,628	493,422
Total Revenue	$874,697	$970,993

19.	Subsequent Events

 None noted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to help investors understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion together with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q and in conjunction with the Company’s Form 10-K for the year ended December 31, 2020.

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in the Company’s Form 10-K for the year ended December 31, 2020.  We undertake no obligation to revise publicly any forward-looking statements.  Actual results may differ materially from those contained in any forward-looking statements.

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

The Company is receiving limited benefits associated with the CARES Act related to its work on certain US national security projects; however, the curtailment of work under these projects and the CARES Act benefits are not likely to have a material impact on our financial condition or results of operations. The reimbursement period for Section 3610 of the CARES Act was extended until March 31, 2021.

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

Key Metrics

We manage and assess the performance of our business by evaluating a variety of metrics. The following table sets forth selected key metrics (in thousands, except Book-to-Bill):

	March 31, 2021	March 31, 2020
Awards (year to date)	$1,010,974	$966,095
Backlog (1)	$8,170,126	$7,801,180
Book-to-Bill (year to date)	1.2	1.0

(1)

Difference between our backlog of $8.2 billion and our remaining unsatisfied performance obligations, or RUPO, of $5.1 billion, each as of March 31, 2021, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

Awards

Awards generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Contract awards include both new and re-compete contracts and task orders. Given that new contract awards generate growth, we closely track our new awards each year.

The following table summarizes the year to-date value of new awards for the periods presented below (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Federal Solutions	$424,621	$615,690
Critical Infrastructure	586,353	350,405
Total Awards	$1,010,974	$966,095

The change in new awards from year to year is primarily due to ordinary course fluctuations in our business.  The volume of contract awards can fluctuate in any given period due to win rate and the timing and size of the awards issued by our customers.  The change in new awards in our Federal Solutions segment for the three months ended March 31, 2021 when compared to the corresponding period last year was impacted by one large contract awarded in the first quarter of 2020.  The awards in Critical Infrastructure for the three months ended March 31, 2021 were impacted by several large contracts awarded in the first quarter of 2021.

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

The following table summarizes the value of our backlog at the respective dates presented below: (in thousands):

	March 31, 2021	March 31, 2020
Federal Solutions:
Funded (1)	$1,127,717	$1,338,903
Unfunded	4,010,656	3,716,023
Total Federal Solutions	5,138,373	5,054,926
Critical Infrastructure:
Funded	2,956,255	2,707,701
Unfunded	75,498	38,553
Total Critical Infrastructure	3,031,753	2,746,254
Total Backlog (2)	$8,170,126	$7,801,180

(1)

As presented in the first quarter of 2020, funded backlog for the Federal Solutions segment was overstated by $320.4 million with a corresponding understatement in unfunded backlog. There was no impact on total Federal Solutions backlog or total backlog for Parsons Corporation.

(2)

Difference between our backlog of $8.2 billion and our RUPO of $5.1 billion, each as of March 31, 2021, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

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

We expect to recognize $2.7 billion of our funded backlog at March 31, 2021 as revenues in the following twelve months. However, our U.S. federal government customers may cancel their contracts with us at any time through a termination for convenience or may elect to not exercise option periods under such contracts. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed. See “Risk Factors—Risk Relating to Our Business—We may not realize the full value of our backlog, which may result in lower than expected revenue” in the Company’s Form 10-K for the year ended December 31, 2020.

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

	Three months ended
	March 31, 2021	March 31, 2020
Federal Solutions	0.9	1.3
Critical Infrastructure	1.4	0.7
Overall	1.2	1.0

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

Acquired Operations

Braxton Science & Technology Group, LLC

On November 19, 2020, we acquired Braxton for $308.8 million.  Braxton operates at the forefront of satellite operations, ground system automation, flight dynamics, and spacecraft and antenna simulation for the U.S. Department of Defense and Intelligence Community. The acquisition was funded by cash on-hand.  The financial results of Braxton have been included in our consolidated results of operations from November 19, 2020 onward.

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

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and “Note 2—Summary of Significant Accounting Polices” in the notes to our consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2020 for a description of our policies on revenue recognition.

The table below presents the percentage of total revenue for each type of contract.

	Three Months Ended
	March 31, 2021	March 31, 2020
Fixed-price	26.3%	31.8%
Time-and-materials	27.4%	26.0%
Cost-plus	46.3%	42.3%

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

Our recognition of revenue on long-term contracts requires the use of assumptions related to transaction price and total cost of completion. Estimates are continually evaluated as work progresses and are revised when necessary. When a change in estimated cost or transaction price is determined to have an impact on contract profit, we record a positive or negative adjustment to revenue.

Joint Ventures

We conduct a portion of our business through joint ventures or similar partnership arrangements. For the joint ventures we control, we consolidate all the revenues and expenses in our consolidated statements of income (including revenues and expenses attributable to noncontrolling interests). For the joint ventures we do not control, we recognize equity in earnings (loss) of unconsolidated joint ventures. Our revenues included amounts related to services we provided to our unconsolidated joint ventures for the three months ended March 31, 2021 and March 31, 2020 of $42.0 million and $40.4 million, respectively.

Operating costs and expenses

Operating costs and expenses primarily include direct costs of contracts and selling, general and administrative expenses. Costs associated with compensation-related expenses for our people and facilities, which includes ESOP contribution expenses, are the most significant component of our operating expenses. Total ESOP contribution expense for the three months ended March 31, 2021 and March 31, 2020 was $13.2 million and $14.9 million, respectively, and is recorded in “Direct cost of contracts” and “Selling, general and administrative expenses.”

Direct costs of contracts consist of direct labor and associated fringe benefits, indirect overhead, subcontractor and materials (“pass-through costs”), travel expenses and other expenses incurred to perform on contracts.

Selling, general and administrative expenses (“SG&A”) include salaries and wages and fringe benefits of our employees not performing work directly for customers, facility costs and other costs related to these indirect functions.

Other income and expenses

Other income and expenses primarily consist of interest income, interest expense and other income, net.

Interest income primarily consists of interest earned on U.S. government money market funds.

Interest expense consists of interest expense incurred under our Senior Notes, Convertible Senior Notes, and Credit Agreement.

Other income, net primarily consists of gain or loss on sale of assets, sublease income and transaction gain or loss related to movements in foreign currency exchange rates.

Adjusted EBITDA

The following table sets forth Adjusted EBITDA, Net Income Margin, and Adjusted EBITDA Margin for the three months ended March 31, 2021 and March 31, 2020.

	Three Months Ended
(U.S. dollars in thousands)	March 31, 2021	March 31, 2020
Adjusted EBITDA (1)	$68,699	$60,496
Net Income Margin (2)	1.6%	1.5%
Adjusted EBITDA Margin (3)	7.9%	6.2%

(1)	A reconciliation of net income attributable to Parsons Corporation to Adjusted EBITDA is set forth below (in thousands).
(2)	Net Income Margin is calculated as net income including noncontrolling interest divided by revenue in the applicable period
(3)	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by revenue in the applicable period.

	Three Months Ended
	March 31, 2021	March 31, 2020
Net income attributable to Parsons Corporation	$9,039	$12,973
Interest expense, net	4,443	3,794
Income tax expense	5,375	5,084
Depreciation and amortization	34,673	32,409
Net income attributable to noncontrolling interests	4,975	1,398
Equity-based compensation	6,980	(7,721)
Transaction-related costs (a)	2,646	12,011
Restructuring (b)	77	(33)
Other (c)	491	581
Adjusted EBITDA	$68,699	$60,496

(a)	Reflects costs incurred in connection with acquisitions and other non-recurring transaction costs, primarily fees paid for professional services and employee retention.
(b)	Reflects costs associated with our corporate restructuring initiatives.
(c)	Includes a combination of gain/loss related to sale of fixed assets, software implementation costs, and other individually insignificant items that are non-recurring in nature.

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

Adjusted EBITDA is not a GAAP measure of our financial performance or liquidity and should not be considered as an alternative to net income as a measure of financial performance or cash flows from operations as measures of liquidity, or any other performance measure derived in accordance with GAAP. We define Adjusted EBITDA as net income (loss) attributable to Parsons Corporation, adjusted to include net income (loss) attributable to noncontrolling interests and to exclude interest expense (net of interest income), provision for income taxes, depreciation and amortization and certain other items that we do not consider in our evaluation of ongoing operating performance. These other items include, among other things, impairment of goodwill, intangible and other assets, interest and other expenses recognized on litigation matters, expenses incurred in connection with acquisitions and other non-recurring transaction costs and expenses related to our corporate restructuring initiatives. Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not reflect tax payments, debt service requirements, capital expenditures and certain other cash costs that may recur in the future, including, among other things, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. Management compensates for these limitations by relying on our GAAP results in addition to using Adjusted EBITDA supplementally. Our measure of Adjusted EBITDA is not necessarily comparable to similarly titled captions of other companies due to different methods of calculation.

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests (in thousands):

	Three Months Ended		Variance
	March 31, 2021	March 31, 2020	Dollar	Percent
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$31,982	$31,617	$365	1.2%
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	31,657	27,357	4,300	15.7%
Adjusted EBITDA attributable to noncontrolling interests	5,060	1,522	3,538	232.5%
Total Adjusted EBITDA	$68,699	$60,496	$8,203	13.6%

The following table sets forth our results of operations for the three months ended March 31, 2021 and March 31, 2020 as a percentage of revenue.

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenues	100%	100%
Direct costs of contracts	76.5%	79.3%
Equity in earnings of unconsolidated joint ventures	0.9%	0.6%
Selling, general and administrative expenses	21.4%	18.9%
Operating income (loss)	2.9%	2.4%
Interest income	0.0%	0.0%
Interest expense	-0.5%	-0.4%
Other income, net	-0.2%	0.0%
(Interest and other expense) gain associated with claim on long-term contract	0.0%	0.0%
Total other income (expense)	-0.7%	-0.4%
Income (loss) before income tax expense	2.2%	2.0%
Income tax benefit (provision)	-0.6%	-0.5%
Net income including noncontrolling interests	1.6%	1.5%
Net income attributable to noncontrolling interests	-0.6%	-0.1%
Net income attributable to Parsons Corporation	1.0%	1.3%

Revenue

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2021	March 31, 2020	Dollar	Percent
Revenue	$874,697	$970,993	$(96,296)	-9.9%

Revenue decreased $96.3 million for the three months ended March 31, 2021 when compared to the corresponding period last year, primarily due to a decrease in revenue in our Critical Infrastructure segment of $70.8 million and a decrease in our Federal Solutions segment of $25.5 million. See “Segment Results” below for a further discussion.

Direct costs of contracts

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2021	March 31, 2020	Dollar	Percent
Direct costs of contracts	$669,082	$769,632	$(100,550)	-13.1%

Direct cost of contracts decreased $100.6 million for the three months ended March 31, 2021 when compared to the corresponding period last year, primarily due to decreases of $71.7 million in our Critical Infrastructure segment and $28.9 million in our Federal Solutions segment.  The decrease in our Critical Infrastructure segment was primarily due to a decrease in business volume, particularly programs with high levels of pass-through costs reaching substantial completion. The decrease in our Federal Solutions segment was primarily due to a decrease in business volume.

Equity in earnings of unconsolidated joint ventures

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2021	March 31, 2020	Dollar	Percent
Equity in earnings of unconsolidated joint ventures	$7,530	$6,114	$1,416	23.2%

Equity in earnings of unconsolidated joint ventures increased $1.4 million for the three months ended March 31, 2021 compared to the corresponding period last year, primarily related to increased activity and margins in certain joint ventures, partially offset by reduction in activity on others.

Selling, general and administrative expenses

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2021	March 31, 2020	Dollar	Percent
Selling, general and administrative expenses	$187,522	$183,774	$3,748	2.0%

Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2021 and March 31, 2020 include $7.0 million and $(7.7) million, respectively, of compensation cost (income) related to equity-based awards.

Equity awards issued prior to the Company’s IPO settle in cash and are remeasured to an updated fair value at each reporting period until the award is settled.  Compensation cost is trued-up at each reporting period for changes in fair value pro-rated for the portion of the requisite service period rendered.  Prior to the IPO on May 8, 2019, the fair value of a share of the Company’s common stock was established by the ESOP trustee.  See “Note 19 – Fair Value of Financial Instruments” in the Company’s Form 10-K for the year ended December 31, 2020 for a further discussion of how a share of the Company’s common stock was valued prior to the IPO. Subsequent to the IPO, the share price of the Company’s common stock is based on quoted prices on the New York Stock Exchange.

Excluding the compensation costs discussed above, SG&A for the three months ended March 31, 2021 and March 31, 2020 was $180.5 million and $191.5 million, respectively.

The decrease in SG&A of $11.0 million, exclusive of equity compensation cost, for the three months ended March 31, 2021 when compared to the corresponding period last year was primarily due to a $9.7 million reduction in transaction-related costs and $3.1 million reduction in other costs. These decreases were partially offset by a $1.8 million increase in intangible asset amortization.

Total other income (expense)

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2021	March 31, 2020	Dollar	Percent
Interest income	$98	$228	$(130)	-57.0%
Interest expense	(4,541)	(4,022)	(519)	12.9%
Other income (expense), net	(1,791)	(452)	(1,339)	296.2%
Total other income (expense)	$(6,234)	$(4,246)	$(1,988)	46.8%

Interest income is related to interest earned on cash balances held.  Interest expense is primarily due to debt related to our business acquisitions and Convertible Senior Note.  The amounts in other income (expense), net are primarily related to transaction gains and losses on foreign currency transactions and sublease income.

Income tax expense

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2021	March 31, 2020	Dollar	Percent
Income tax expense	$5,375	$5,084	$291	5.7%

The Company’s effective tax rate was 27.7% and 26.1% and income tax expense was $5.4 million and $5.1 million for the three months ended March 31, 2021 and March 31, 2020, respectively. The most significant items contributing to the change in the effective tax rate relate to an increase of foreign losses which have no tax benefit and a settlement of a state tax audit.  The difference between the statutory U.S. federal income tax rate of 21.0% and the effective tax rate for the quarter ended March 31, 2021 primarily relates to state income taxes and a recorded valuation allowance on foreign tax credits, partially offset by benefits related to income attributable to noncontrolling interest and federal research tax credits.

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests:

	Three Months Ended
(U.S. dollars in thousands)	March 31, 2021	March 31, 2020
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$31,982	$31,617
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	31,657	27,357
Adjusted EBITDA attributable to noncontrolling interests	5,060	1,522
Total Adjusted EBITDA	$68,699	$60,496

Federal Solutions

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2021	March 31, 2020	Dollar	Percent
Revenue	$452,069	$477,571	$(25,502)	-5.3%
Adjusted EBITDA attributable to Parsons Corporation	$31,982	$31,617	$365	1.2%

The decrease in Federal Solutions revenue for the three months ended March 31, 2021 compared to the corresponding periods last year was primarily due to a decrease in business volume.

The increase in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the three months ended March 31, 2021 compared to the corresponding period last year was primarily related to higher profits margins and acquisitions, offset by lower business volume.

Critical Infrastructure

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2021	March 31, 2020	Dollar	Percent
Revenue	$422,628	$493,422	$(70,794)	-14.3%
Adjusted EBITDA attributable to Parsons Corporation	$31,657	$27,357	$4,300	15.7%

The decrease in Critical Infrastructure revenue for the three months ended March 31, 2021 compared to the corresponding periods last year was primarily due to a decrease in business volume on contracts with pass-through revenue.

The increase in Adjusted EBITDA attributable to Parsons Corporation in Critical Infrastructure for the three months ended March 31, 2021 was primarily related to a decrease in SG&A, an increase in contract profitability and an increase in equity in earnings of unconsolidated joint ventures.

Liquidity and Capital Resources

We finance our operations and capital expenditures through a combination of internally generated cash from operations, our Senior Notes, Convertible Senior Notes, and periodic borrowings under our Revolving Credit Facility.

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

As of March 31, 2021, we believe we have adequate liquidity and capital resources to fund our operations, support our debt service and support our ongoing acquisition strategy for at least the next twelve months based on the liquidity from cash provided by our operating activities, cash and cash equivalents on-hand and our borrowing capacity under our Revolving Credit Facility. We do not anticipate that the COVID-19 pandemic-related economic impacts will impair our ability to continue to maintain compliance with our debt covenants or access available borrowing capacity from our banks.

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

Accounts receivable is the principal component of our working capital and is generally driven by revenue growth. Accounts receivable reflects amounts billed to our clients as of each balance sheet date and receivable amounts that are currently due but unbilled. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels. Net days sales outstanding, which we refer to as net DSO, is calculated by dividing (i) (accounts receivable plus contract assets) less (contract liabilities plus accounts payable) by (ii) average revenue per day (calculated by dividing trailing twelve months revenue by the number of days in that period). We focus on collecting outstanding receivables to reduce Net DSO and working capital. Net DSO was 71 days at March 31, 2021 and 64 days at March 31, 2020. Our working capital (current assets less current liabilities) was $691.5 million at March 31, 2021 and $655.7 million at December 31, 2020.

Our cash, cash equivalents and restricted cash decreased by $87.8 million to $399.4 million at March 31, 2021 from $487.2 million at December 31, 2020.

The following table summarizes our sources and uses of cash over the periods presented (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Net cash used in operating activities	$(65,965)	$(118,983)
Net cash used in investing activities	(11,045)	(12,202)
Net cash (used in) provided by financing activities	(11,224)	63,712
Effect of exchange rate changes	430	(1,179)
Net decrease in cash, cash equivalents and restricted cash	$(87,804)	$(68,652)

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

Net cash used in operating activities decreased $53.0 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The change in net cash used in operating activities is from a $6.9 million increase in net income after adjusting for non-cash items, a $23.8 million change in other long-term liabilities, and a $22.3 million decrease in cash outflows from our working capital accounts (primarily from accounts receivable and contract liabilities offset by accrued expenses, accounts payable and contract assets).

Investing Activities

Net cash used in investing activities consists primarily of cash flows associated with capital expenditures, joint ventures and business acquisitions.

Net cash used in investing activities decreased $1.2 million for the three months ended March 31, 2021, when compared to the three months ended March 31, 2020, primarily due to a decrease in cash used for capital expenditures of $8.2 million, offset by proceeds from sale of investments in unconsolidated joint ventures, net of return of investments in unconsolidated joint ventures of $7.8 million.  The Company had no business acquisitions during the three months ended March 31, 2021 and March 31, 2020.

Financing Activities

Net cash provided by financing activities is primarily associated with proceeds from debt, the repayment thereof, and distributions to noncontrolling interests.

Net cash provided by financing activities decreased $74.9 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The change in cash flows from financing activities is primarily due to no borrowings and larger distributions to noncontrolling interests.

Letters of Credit

We also have in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated $203.9 million as of March 31, 2021. Letters of credit outstanding under the Credit Agreement total $45.3 million.

Recent Accounting Pronouncements

See the information set forth in “Note 3—Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” in the notes to our consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate risks related to the Company’s Revolving Credit Facility. As of March 31, 2021, there were no amounts outstanding under the Revolving Credit Facility.  Borrowings under the Credit Facility bear interest, at the Company’s option, at either the Base Rate (as defined in the Credit Agreement), plus an applicable margin, or LIBOR plus an applicable margin. The applicable margin for Base Rate loans is a range of 0.125% to 1.00% and the applicable margin for LIBOR loans is a range of 1.125% to 2.00%, both based on the leverage ratio of the Company at the end of each fiscal quarter. The rates at March 31, 2021 and December 31, 2020 were 1.86% and 1.87%, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures

Our management carried out, as of March 31, 2021, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2021, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information required by this Item 1 is included in “Note 12 – Contingencies” included in the Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Form 10-Q which is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes from our Risk Factors disclosed in the Company’s Form 10-K for the year ended December 31, 2020 other than as set forth below.  See also our updates for the COVID-19 pandemic included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

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

Although we have continued our operations consistent with federal guidelines and state and local orders, the outbreak of COVID-19 and any preventive or protective actions taken by governmental authorities may have a material adverse effect on our operations, employees and customers, including business shutdowns or disruptions. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the outbreak and the effectiveness of actions taken globally to contain or mitigate its effects. Any resulting financial impact cannot be estimated reasonably at this time but may materially adversely affect our ability to collect accounts receivables and our business, results of operations, financial condition and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in our Form 10-K for the year ended December 31, 2020, such as those relating to government spending and priorities.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parsons Corporation

Date: May 5, 2021	By:	/s/ George L. Ball
George L. Ball
Chief Financial Officer
(Principal Financial Officer)