Form 10-Q
period 2021-06-30
PARSONS CORP
filed 2021-08-04
CIK 275880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 28, 2021, the registrant had 102,502,780 shares of common stock, $1.00 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents (including $57,563 and $75,220 Cash of consolidated joint ventures)	$483,443	$483,609
Restricted cash and investments	1,145	3,606
Accounts receivable, net (including $173,640 and $190,643 Accounts receivable of consolidated joint ventures, net)	637,980	698,578
Contract assets (including $25,192 and $23,498 Contract assets of consolidated joint ventures)	568,239	576,568
Prepaid expenses and other current assets (including $6,657 and $3,045 Prepaid expenses and other current assets of consolidated joint ventures)	103,599	80,769
Total current assets	1,794,406	1,843,130

Property and equipment, net (including $2,283 and $2,629 Property and equipment of consolidated joint ventures, net)	110,617	121,027
Right of use assets, operating leases	194,484	210,398
Goodwill	1,263,060	1,261,978
Investments in and advances to unconsolidated joint ventures	86,045	68,975
Intangible assets, net	197,985	245,958
Deferred tax assets	147,146	130,200
Other noncurrent assets	45,554	56,038
Total assets	$3,839,297	$3,937,704

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable (including $85,425 and $97,810 Accounts payable of consolidated joint ventures)	$191,688	$225,679
Accrued expenses and other current liabilities (including $70,015 and $68,801 Accrued expenses and other current liabilities of consolidated joint ventures)	582,610	650,753
Contract liabilities (including $35,260 and $33,922 Contract liabilities of consolidated joint ventures)	196,547	201,864
Short-term lease liabilities, operating leases	53,997	54,133
Income taxes payable	2,582	4,980
Short-term debt	50,000	50,000
Total current liabilities	1,077,424	1,187,409
Long-term employee incentives	23,222	21,828
Long-term debt	590,876	539,998
Long-term lease liabilities, operating leases	164,754	182,467
Deferred tax liabilities	12,690	12,285
Other long-term liabilities	119,881	132,300
Total liabilities	1,988,847	2,076,287
Contingencies (Note 12)
Shareholders' equity:
Common stock, $1 par value; authorized 1,000,000,000 shares; 146,751,406 and 146,609,288 shares issued; 30,213,867 and 25,719,350 public shares outstanding; 72,288,913 and 76,641,312 ESOP shares outstanding	146,752	146,609
Treasury stock, 44,248,626 shares at cost	(899,328)	(899,328)
Additional paid-in capital	2,673,965	2,700,925
Accumulated deficit	(102,019)	(120,569)
Accumulated other comprehensive loss	(5,905)	(13,865)
Total Parsons Corporation shareholders' equity	1,813,465	1,813,772
Noncontrolling interests	36,985	47,645
Total shareholders' equity	1,850,450	1,861,417
Total liabilities and shareholders' equity	$3,839,297	$3,937,704

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share information)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue	$879,356	$979,459	$1,754,053	$1,950,452
Direct cost of contracts	680,328	749,324	1,349,410	1,518,956
Equity in earnings of unconsolidated joint ventures	9,428	3,769	16,958	9,883
Selling, general and administrative expenses	188,238	187,640	375,760	371,414
Operating income	20,218	46,264	45,841	69,965
Interest income	152	196	250	424
Interest expense	(4,910)	(4,159)	(9,451)	(8,181)
Other income (expense), net	405	715	(1,386)	263
Total other income (expense)	(4,353)	(3,248)	(10,587)	(7,494)
Income before income tax expense	15,865	43,016	35,254	62,471
Income tax expense	(3,838)	(11,891)	(9,213)	(16,975)
Net income including noncontrolling interests	12,027	31,125	26,041	45,496
Net income attributable to noncontrolling interests	(5,325)	(7,826)	(10,300)	(9,224)
Net income attributable to Parsons Corporation	$6,702	$23,299	$15,741	$36,272
Earnings per share:
Basic	$0.07	$0.23	$0.15	$0.36
Diluted	$0.06	$0.23	$0.15	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income including noncontrolling interests	$12,027	$31,125	$26,041	$45,496
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	3,012	3,104	7,926	(5,696)
Pension adjustments, net of tax	19	23	38	(38)
Comprehensive income including noncontrolling interests, net of tax	15,058	34,252	34,005	39,762
Comprehensive income attributable to noncontrolling interests, net of tax	(5,324)	(7,830)	(10,304)	(9,220)
Comprehensive income attributable to Parsons Corporation, net of tax	$9,734	$26,422	$23,701	$30,542

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net income including noncontrolling interests	$26,041	$45,496
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	69,308	64,490
Amortization of debt issue costs	1,530	369
Loss (gain) on disposal of property and equipment	297	(43)
Provision for doubtful accounts	-	38
Deferred taxes	(4,217)	325
Foreign currency transaction gains and losses	2,395	1,185
Equity in earnings of unconsolidated joint ventures	(16,958)	(9,883)
Return on investments in unconsolidated joint ventures	18,132	15,893
Stock-based compensation	11,361	6,432
Contributions of treasury stock	26,518	29,468
Changes in assets and liabilities, net of acquisitions and newly consolidated joint ventures:
Accounts receivable	58,146	(49,618)
Contract assets	8,360	(70,739)
Prepaid expenses and other assets	(11,153)	(999)
Accounts payable	(34,372)	(6,228)
Accrued expenses and other current liabilities	(97,541)	(21,983)
Contract liabilities	(5,957)	(11,047)
Income taxes	(2,402)	4,048
Other long-term liabilities	(11,025)	(28,648)
Net cash provided by (used in) operating activities	38,463	(31,444)
Cash flows from investing activities:
Capital expenditures	(9,171)	(22,938)
Proceeds from sale of property and equipment	384	943
Payments for acquisitions, net of cash acquired	256	-
Investments in unconsolidated joint ventures	(26,373)	(3,844)
Return of investments in unconsolidated joint ventures	727	17
Proceeds from sales of investments in unconsolidated joint ventures	14,335	-
Net cash used in investing activities	(19,842)	(25,822)
Cash flows from financing activities:
Proceeds from borrowings under credit agreement	-	180,600
Repayments of borrowings under credit agreement	-	(180,600)
Payments for debt costs and credit agreement	(1,826)	-
Contributions by noncontrolling interests	872	223
Distributions to noncontrolling interests	(21,836)	(1,605)
Taxes paid on vested stock	(2,242)	(1,149)
Proceeds from issuance of common stock	2,773	1,684
Net cash used in financing activities	(22,259)	(847)
Effect of exchange rate changes	1,011	(641)
Net decrease in cash, cash equivalents, and restricted cash	(2,627)	(58,754)
Cash, cash equivalents and restricted cash:
Beginning of year	487,215	195,374
End of period	$484,588	$136,620

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended June 30, 2021 and June 30, 2020

(In thousands)

(Unaudited)

				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common	Treasury	Paid-in	(Accumulated	Comprehensive	Parsons	Noncontrolling
	Stock	Stock	Capital	Deficit)	Income (Loss)	Equity	Interests	Total
Balance at March 31, 2021	$146,654	$(899,328)	$2,667,130	$(108,720)	$(8,937)	$1,796,799	$43,643	$1,840,442
Comprehensive income
Net income	-	-	-	6,702	-	6,702	5,325	12,027
Foreign currency translation gain, net	-	-	-	-	3,013	3,013	(1)	3,012
Pension adjustments, net	-	-	-	-	19	19	-	19
Contributions	-	-	-	-	-	-	865	865
Distributions	-	-	-	-	-	-	(12,847)	(12,847)
Issuance of equity securities, net of retirements	98	-	2,680	(1)	-	2,777	-	2,777
Stock-based compensation	-	-	4,155	-	-	4,155	-	4,155
Balance at June 30, 2021	$146,752	$(899,328)	$2,673,965	$(102,019)	$(5,905)	$1,813,465	$36,985	$1,850,450

Balance at March 31, 2020	$146,441	$(934,240)	$2,652,227	$(206,052)	$(23,114)	$1,635,262	$32,117	$1,667,379
Comprehensive income
Net income	-	-	-	23,299	-	23,299	7,826	31,125
Foreign currency translation gain, net	-	-	-	-	3,100	3,100	4	3,104
Pension adjustments, net	-	-	-	-	23	23	-	23
Contributions	-	-	-	-	-	-	2	2
Distributions	-	-	-	-	-	-	(1,245)	(1,245)
Issuance of equity securities, net of retirements	55	-	1,629	-	-	1,684	-	1,684
Stock-based compensation	-	-	4,180	-	-	4,180	-	4,180
Balance at June 30, 2020	$146,496	$(934,240)	$2,658,036	$(182,753)	$(19,991)	$1,667,548	$38,704	$1,706,252

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Six Months Ended June 30, 2021 and June 30, 2020

(In thousands)

(Unaudited)

				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common	Treasury	Paid-in	(Accumulated	Comprehensive	Parsons	Noncontrolling
	Stock	Stock	Capital	Deficit)	Income (Loss)	Equity	Interests	Total
Balance at December 31, 2020	$146,609	$(899,328)	$2,700,925	$(120,569)	$(13,865)	$1,813,772	$47,645	$1,861,417
Comprehensive income
Net income	-	-	-	15,741	-	15,741	10,300	26,041
Foreign currency translation (loss), net	-	-	-	-	7,922	7,922	4	7,926
Pension adjustments, net	-	-	-	-	38	38	-	38
Adoption of ASU 2020-06	-	-	(40,002)	2,782	-	(37,220)	-	(37,220)
Contributions	-	-	-	-	-	-	872	872
Distributions	-	-	-	-	-	-	(21,836)	(21,836)
Issuance of equity securities, net of retirement	143	-	1,681	27	-	1,851	-	1,851
Stock-based compensation	-	-	11,361	-	-	11,361	-	11,361
Balance at June 30, 2021	$146,752	$(899,328)	$2,673,965	$(102,019)	$(5,905)	$1,813,465	$36,985	$1,850,450

Balance at December 31, 2019	$146,441	$(934,240)	$2,649,975	$(218,025)	$(14,261)	$1,629,890	$30,866	$1,660,756
Comprehensive income
Net income	-	-	-	36,272	-	36,272	9,224	45,496
Foreign currency translation gain, net	-	-	-	-	(5,692)	(5,692)	(4)	(5,696)
Pension adjustments, net	-	-	-	-	(38)	(38)	-	(38)
Adoption of ASU 2016-13	-	-	-	(1,000)	-	(1,000)	-	(1,000)
Contributions	-	-	-	-	-	-	223	223
Distributions	-	-	-	-	-	-	(1,605)	(1,605)
Issuance of equity securities, net of retirement	55	-	1,629	-	-	1,684	-	1,684
Stock-based compensation	-	-	6,432	-	-	6,432	-	6,432
Balance at June 30, 2020	$146,496	$(934,240)	$2,658,036	$(182,753)	$(19,991)	$1,667,548	$38,704	$1,706,252

Parsons Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

1.	Description of Operations

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

Braxton Science & Technology Group

On November 19, 2020, the Company acquired a 100% ownership interest in Braxton Science & Technology Group (“Braxton”), a privately-owned company, for $309.5 million in cash. Braxton operates at the forefront of satellite operations, ground system automation, flight dynamics, and spacecraft and antenna simulation for the U.S. Department of Defense and Intelligence Community. The acquisition was entirely funded by cash on hand in August 2020, as described in “Note 12—Debt and Credit Facilities”. In connection with this acquisition, the Company recognized $0.6 million of acquisition related “Selling, general and administrative expense” in the consolidated statements of income for the six months ended June 30, 2021, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition. Braxton allows Parsons to capitalize on the quickly evolving space missions of its national security space customers and address rapid market growth driven by proliferated low earth orbit constellations, small satellite expansion, and space cyber resiliency.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on the purchase price allocation as of the date of acquisition (in thousands):

Amount
Cash and cash equivalents	$7,006
Accounts receivable	18,163
Contract assets	8,350
Prepaid expenses and other current assets	3,036
Property and equipment	5,114
Right of use assets, operating leases	10,788
Goodwill	212,185
Intangible assets	74,950
Accounts payable	(7,464)
Accrued expenses and other current liabilities	(9,845)
Contract liabilities	(300)
Short-term lease liabilities, operating leases	(1,915)
Long-term lease liabilities, operating leases	(8,873)
Deferred tax liabilities	(1,694)
Net assets acquired	$309,501

Of the total purchase price, the following values were assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships	$34,100	12
Backlog	38,200	3
Developed technologies	2,000	6
Non-compete agreements	650	3

Amortization expense of $4.0 million and $8.1 million related to these intangible assets was recorded for the three and six months ended June 30, 2021, respectively. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill of $196.3 million is deductible for tax purposes.

The amount of revenue generated by Braxton and included within consolidated revenues is $29.3 million and $60.3 million for the three and six months ended June 30, 2021, respectively.  The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the Braxton acquisition had been consummated as of the beginning of fiscal year 2019 (in thousands) is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Pro forma Revenue	$879,356	$1,003,369	$1,754,053	$2,004,706
Pro forma Net Income including noncontrolling interests	12,575	31,141	$27,929	$45,600

5.	Contracts with Customers

Disaggregation of Revenue

The Company’s contracts contain both fixed-price and cost reimbursable components. Contract types are based on the component that represents the majority of the contract. The following table presents revenue disaggregated by contract type (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Fixed-Price	$233,231	$311,368	$463,173	$619,676
Time-and-Materials	253,365	259,381	493,030	511,820
Cost-Plus	392,760	408,710	797,850	818,956
Total	$879,356	$979,459	$1,754,053	$1,950,452

See “Note 18 – Segments Information” for the Company’s revenues by business lines.

Contract Assets and Contract Liabilities

Contract assets and contract liabilities balances at June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30, 2021	December 31, 2020	$ change	% change
Contract assets	$568,239	$576,568	$(8,329)	-1.4%
Contract liabilities	196,547	201,864	(5,317)	-2.6%
Net contract assets (liabilities) (1)	$371,692	$374,704	$(3,012)	-0.8%

(1)

Total contract retentions included in net contract assets (liabilities) were $94.7 million as of June 30, 2021, of which $50.8 million are not expected to be paid in the next 12 months. Total contract retentions included in net contract assets (liabilities) were $93.8 million as of December 31, 2020. Contract assets at June 30, 2021 and December 31, 2020 include $103.4 million and $116.6 million, respectively, related to unapproved change orders, claims, and requests for equitable adjustment. For the three and six months ended June 30, 2021 and June 30, 2020, there were no material losses recognized related to the collectability of claims, unapproved change orders, and requests for equitable adjustment.

During the three months ended June 30, 2021 and June 30, 2020, the Company recognized revenue of $23.5 million and $28.4 million, respectively, and $92.6 million and $122.7 million during the six months ended June 30, 2021 and June 30, 2020, respectively, that was included in the corresponding contract liability balances at December 31, 2020 and December 31, 2019, respectively. Certain changes in contract assets and contract liabilities consisted of the following:

	June 30, 2021	December 31, 2020
Acquired contract assets	$-	$8,350
Acquired contract liabilities	-	300

  There was no significant impairment of contract assets recognized during the three and six months ended June 30, 2021 and June 30, 2020.

 Revisions in estimates, such as changes in estimated claims or incentives, related to performance obligations partially satisfied in previous periods that individually had an impact of $5 million or more on revenue resulted in the following changes in revenue:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue impact, net	$(20,827)	$8,983	$(20,827)	$8,983

Accounts Receivable, net

Accounts receivable, net consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	2021	2020
Billed	$458,686	$512,357
Unbilled	183,293	190,222
Total accounts receivable, gross	641,979	702,579
Allowance for doubtful accounts	(3,999)	(4,001)
Total accounts receivable, net	$637,980	$698,578

Billed accounts receivable represents amounts billed to clients that have not been collected. Unbilled accounts receivable represents amounts where the Company has a present contractual right to bill but an invoice has not been issued to the customer at the period-end date.

The allowance for doubtful accounts was determined based on consideration of trends in actual and forecasted credit quality of clients, including delinquency and payment history, type of client, such as a government agency or commercial sector client, and general economic conditions and particular industry conditions that may affect a client’s ability to pay. We have not seen and do not expect there to be a risk of non-payment from either our government agency or commercial customers related to COVID-19 impacts; however, we have experienced payment delays due to administrative limitations from both types of customers.

Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations (“RUPO”) as of June 30, 2021 represent a measure of the total dollar value of work to be performed on contracts awarded and in-progress. The Company had $5.1 billion in RUPO as of June 30, 2021.

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

The Company expects to satisfy its RUPO as of June 30, 2021 over the following periods (in thousands):

Period RUPO Will Be Satisfied	Within One Year	Within One to Two Years	Thereafter
Federal Solutions	$1,071,149	$461,928	$355,680
Critical Infrastructure	1,581,878	760,048	861,020
Total	$2,653,027	$1,221,976	$1,216,700

6.	Leases

  The Company has operating and finance leases for corporate and project office spaces, vehicles, heavy machinery and office equipment. Our leases have remaining lease terms of one year to 9 years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases after the third year.

The components of lease costs for the three and six months ended June 30, 2021 and June 30, 2020 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating lease cost	$16,050	$15,755	$32,377	$33,026
Short-term lease cost	2,264	4,301	4,330	7,952
Amortization of right-of-use assets	543	251	1,017	505
Interest on lease liabilities	28	22	57	46
Sublease income	(793)	(932)	(1,569)	(1,812)
Total lease cost	$18,092	$19,397	$36,212	$39,717

Supplemental cash flow information related to leases for the six months ended June 30, 2021 and June 30, 2020 is as follows (in thousands):

	Six Months Ended
	June 30, 2021	June 30, 2020
Operating cash flows for operating leases	$33,035	$30,676
Operating cash flows for finance leases	58	46
Financing cash flows from finance leases	1,020	553
Right-of-use assets obtained in exchange for new operating lease liabilities	8,328	17,034
Right-of-use assets obtained in exchange for new finance lease liabilities	$831	$-

Supplemental balance sheet and other information related to leases as of June 30, 2021 and December 31, 2020 are as follows (in thousands):

	June 30, 2021	December 31, 2020
Operating Leases:
Right-of-use assets	$194,484	$210,398
Lease liabilities:
Current	$53,997	$54,133
Long-term	164,754	182,467
Total operating lease liabilities	$218,751	$236,600
Finance Leases:
Other noncurrent assets	$3,414	$3,363
Accrued expenses and other current liabilities	$1,598	$1,461
Other long-term liabilities	$1,618	$1,733

Weighted Average Remaining Lease Term:
Operating leases	4.7 Years	5 years
Finance leases	2.5 years	3 years
Weighted Average Discount Rate:
Operating leases	3.6%	3.7%
Finance leases	3.0%	3.8%

As of June 30, 2021, the Company has no operating leases that have not yet commenced.

A maturity analysis of the future undiscounted cash flows associated with the Company’s operating and finance lease liabilities as of June 30, 2021 is as follows (in thousands):

	Operating Leases	Finance Leases
2021 (remaining)	$30,351	$896
2022	58,082	1,358
2023	50,146	684
2024	39,529	274
2025	28,945	106
Thereafter	30,268	3
Total lease payments	237,321	3,321
Less: imputed interest	(18,570)	(105)
Total present value of lease liabilities	$218,751	$3,216

7.	Goodwill

The following table summarizes the changes in the carrying value of goodwill by reporting segment from December 31, 2020 to June 30, 2021 (in thousands):

	December 31, 2020	Acquisitions	Foreign Exchange	June 30, 2021
Federal Solutions	$1,188,882	$(1,292)	$-	$1,187,590
Critical Infrastructure	73,096	-	2,374	75,470
Total	$1,261,978	$(1,292)	$2,374	$1,263,060

The ultimate impact from the COVID-19 pandemic is difficult to predict.  While many uncertainties exist, we currently anticipate no material change in our financial condition or results of operations. Although the Company does not anticipate a material change to our financial condition or results of operations, the Company performed a qualitative triggering analysis and determined there was no triggering event indicating a potential impairment to the carrying value of its goodwill at June 30, 2021 and concluded there has not been an impairment.
8.	Intangible Assets

The gross amount and accumulated amortization of intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets are as follows (in thousands except for years):

	June 30, 2021			December 31, 2020			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (in years)
Backlog	$147,455	$(112,066)	$35,389	$145,855	$(101,038)	$44,817	3
Customer relationships	262,830	(133,908)	128,922	264,129	(110,450)	153,679	8
Leases	670	(609)	61	670	(599)	71	5
Developed technology	112,939	(82,793)	30,146	112,039	(68,968)	43,071	4
Trade name	8,200	(8,167)	33	8,200	(7,967)	233	1
Non-compete agreements	4,250	(2,688)	1,562	4,250	(2,043)	2,207	3
In process research and development	1,800	-	1,800	1,800	-	1,800	n/a
Other intangibles	275	(203)	72	275	(195)	80	10
Total intangible assets	$538,419	$(340,434)	$197,985	$537,218	$(291,260)	$245,958

The aggregate amortization expense of intangible assets for the three months ended June 30, 2021 and June 30, 2020 was $24.5 million and $22.1 million, respectively, and $49.0 million and $44.8 million for the six months ended June 30, 2021 and June 30, 2020, respectively.

Estimated amortization expense for the remainder of the current fiscal year and in each of the next four years and beyond is as follows (in thousands):

June 30, 2021
2021	$48,806
2022	52,230
2023	38,595
2024	12,273
2025	9,713
Thereafter	34,568
Total	$196,185

9.	Property and Equipment, Net

Property and equipment consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020	Useful life (years)
Buildings and leasehold improvements	$97,167	$98,151	1-15
Furniture and equipment	88,403	91,036	3-10
Computer systems and equipment	164,302	160,305	3-10
Construction equipment	8,635	8,920	5-7
Construction in progress	9,032	9,202
	367,539	367,614
Accumulated depreciation	(256,922)	(246,587)
Property and equipment, net	$110,617	$121,027

Depreciation expense for the three months ended June 30, 2021 and June 30, 2020 was $9.5 million and $9.8 million, respectively, and $19.2 million and $19.4 million, respectively, for the six months ended June 30, 2021 and June 30, 2020.

10.	Debt and Credit Facilities

Debt consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Short-Term:
Senior notes	$50,000	$50,000
Total Short-Term	50,000	50,000
Long-Term:
Senior notes	200,000	200,000
Convertible senior notes	400,000	400,000
Debt discount	-	(51,138)
Debt issuance costs	(9,124)	(8,864)
Total long-term	590,876	539,998
Total Debt	$640,876	$589,998

Revolving Credit Facility

In June 2021, the Company entered into a $650 million unsecured revolving credit facility (the “Credit Agreement”). The Company incurred $2.0 million of costs in connection with this Credit Agreement. The 2021 Credit Agreement replaced an existing Fifth Amended and Restated Credit Agreement dated as of November 15, 2017. Under the new agreement, the Company’s revolving credit facility was increased from $550 million to $650 million. The credit facility has a five-year maturity, which may be extended up to two times for periods determined by the Company and the applicable extending lenders, and permits the Company to borrow in U.S. dollars, certain specified foreign currencies, and each other currency that may be approved in accordance with the 2021 Facility. The borrowings under the Credit Agreement bear interest at either a eurocurrency rate plus a margin between 1.0% and 1.625% or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%. The rates on June 30, 2021 and December 31, 2020 were 1.34% and 1.87%, respectively. Borrowings under this Credit Agreement are guaranteed by certain Company operating subsidiaries. Letters of credit commitments outstanding under this agreement aggregated to $45.0 million and $44.9 million at June 30, 2021 and December 31, 2020, respectively, which reduced borrowing limits available to the Company. Interest expense related to the Credit Agreement was $0.3 million and $0.3 million for the three months ended June 30, 2021 and June 30, 2020, respectively, and was $0.5 million and $0.7 million for six months ended June 30, 2021 and June 30, 2020, respectively. There were no loan amounts outstanding under the Credit Agreement on June 30, 2021.

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

The Company incurred $1.1 million of debt issuance costs in connection with the private placement. On August 10, 2018, the Company finalized an amended and restated intercreditor agreement related to this private placement to more closely align certain covenants and definitions with the terms under the 2017 amended and restated Credit Agreement and incurred $0.5 million of additional issuance costs. These costs are presented as a direct deduction from the debt on the face of the consolidated balance sheets.  Interest expense related to the Senior Notes for both the three and six months ended June 30, 2021 and June 30, 2020 was $3.1 million and $6.2 million, respectively. The amortization of debt issuance costs and interest expense is recorded in “Interest expense” on the consolidated statements of income. The Company made interest payments of $6.2 million for both the three and six months ended June 30, 2021 and June 30, 2020, respectively. Interest payable of $5.5 million is recorded in “Accrued expenses and other current liabilities” on the consolidated balance sheets on both June 30, 2021 and December 31, 2020, respectively, related to the Senior Notes. The Company paid the $50 million Series A tranche of the Senior Note as scheduled in July 2021.

The Credit Agreement and private placement includes various covenants, including restrictions on indebtedness, liens, acquisitions, investments or dispositions, payment of dividends and maintenance of certain financial ratios and conditions. The Company was in compliance with these covenants at June 30, 2021 and December 31, 2020.

The Company also has in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated $219.2 million and $193.1 million at June 30, 2021 and December 31, 2020, respectively.

Using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, and risk profile, the Company estimated the fair value (Level 2) of its Senior Notes at June 30, 2021 approximates $273.9 million. See “Note 16 – Fair Value of Financial Instruments” for the definition of Level 2 of the fair value hierarchy.

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

Under existing GAAP at the time of issuance during 2020, convertible debt instruments that may be settled in cash on conversion were required to be separated into liability and equity components in a manner that reflects the issuer’s non-convertible debt borrowing rate. The carrying amount of the liability component is based on the fair value of a similar instrument that does not contain an equity conversion option. The carrying amount allocated to the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the notes and the fair value of the liability component of the notes. Based on this debt to equity ratio, debt issuance costs are then allocated to the liability and equity components in a similar manner. Accordingly, at issuance the Company allocated $336.1 million to the debt liability and $53.6 million to additional paid-in capital. The difference between the principal amount of the Convertible Senior Notes and the liability component, inclusive of issuance costs, represents the debt discount, which the Company amortized to interest expense over the term of the Convertible Senior Notes using an effective interest rate of 3.25%. During the year ended December 31, 2020, the Company recognized interest expense of $4.4 million. As of December 31, 2020, the net carrying value of the Notes was $340.6 million.

In the first quarter of 2021, the Company early adopted ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Equity’s Own Equity (Subtopic 815-40)”. The Company used the modified retrospective method which resulted in a reduction in non-cash interest expense and reclassification of equity component of the convertible senior notes of $55.0 million and equity component of the debt issuance costs of $1.4 million to liabilities on the consolidated balance sheet. The Company also adjusted the carrying amount of the convertible senior notes to what it would have been if the Company had applied ASU 2020-06 from the inception of the Notes and recorded the offset of the carrying amount adjustment of $3.7 million in retained earnings on January 1, 2021. During the three and six months ended June 30, 2021, the Company recognized interest expense of $0.7 million and $1.5 million, respectively.  As of June 30, 2021, the carrying value of the Notes was $400.0 million.

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

The Company’s effective tax rate was 24.2% and 27.6% for the three months ended June 30, 2021 and 2020, respectively. The change in the effective tax rate was due primarily to an increase in untaxed income attributable to noncontrolling interests and a change in jurisdictional earnings.  The Company’s effective tax rate for the six months ended June 30, 2021 and June 30, 2020 was 26.1% and 27.2%. The change in effective tax rate was due primarily to an increase in untaxed income attributed to noncontrolling interests and a change in jurisdictional earnings and partially offset by an increase of foreign tax losses which will not provide any tax benefit and a settlement of a state tax audit. The difference between the effective tax rate and the statutory U.S. Federal income tax rate of 21.0% for the three and six months ended June 30, 2021 primarily relates to state income taxes and a recorded valuation allowance on foreign tax credits, partially offset by benefits related to untaxed income attributable to noncontrolling interests and federal research tax credits.

As of June 30, 2021, the Company’s deferred tax assets were subject to a valuation allowance of $31.3 million primarily related to foreign net operating loss carryforwards, foreign tax credit carryforwards, and capital losses that the Company has determined are not more-likely-than-not to be realized. The factors used to assess the likelihood of realization include:  the past performance of the entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.

As of June 30, 2021 and December 31, 2020, the liability for income taxes associated with uncertain tax positions was $18.0 million and $16.4 million, respectively.  It is reasonably possible that the Company may realize a decrease in our uncertain tax positions of approximately $0.2 million during the next 12 months as a result of various tax audits and closing tax years.

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

Federal government contracts are subject to audits, which are performed for the most part by the Defense Contract Audit Agency (“DCAA”). Audits by the DCAA and other agencies consist of reviews of our overhead rates, operating systems and cost proposals to ensure that we account for such costs in accordance with the Cost Accounting Standards (“CAS”). If the DCAA determines we have not accounted for such costs in accordance with the CAS, the DCAA may disallow these costs. The disallowance of such costs may result in a reduction of revenue and additional liability for the Company. Historically, the Company has not experienced any material disallowed costs as a result of government audits. However, the Company can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. All audits of costs incurred on work performed through 2013 have been closed, and years thereafter remain open.

Although there can be no assurance that these matters will be resolved favorably, management believes that their ultimate resolution will not have a material adverse impact on the Company’s consolidated financial position, results of operations, or cash flows.
13.	Retirement Benefit Plan

The Company’s principal retirement benefit plan is the Parsons Employee Stock Ownership Plan (“ESOP”), a stock bonus plan, established in 1975 to cover eligible employees of the Company and certain affiliated companies. Contributions of treasury stock to the ESOP are made annually in amounts determined by the Company’s board of directors and are held in trust for the sole benefit of the participants. Shares allocated to a participant’s account are fully vested after three years of credited service, or in the event(s) of reaching age 65, death or disability while an active employee of the Company. As of June 30, 2021 and December 31, 2020, total shares of the Company’s common stock outstanding were 102,502,780 and 102,360,662, respectively, of which 72,288,913 and 76,641,312, respectively, were held by the ESOP.

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

Total ESOP contribution expense was $13.4 million and $14.6 million for the three months ended June 30, 2021 and June 30, 2020, respectively, and $26.5 million and $29.5 million for the six months ended June 30, 2021 and June 30, 2020, respectively.  The expense is recorded in “Direct costs of contracts” and “Selling, general and administrative expense” in the consolidated statements of income. The fiscal 2021 ESOP contribution has not yet been made.  The amount is currently included in accrued liabilities.
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

Letters of credit outstanding described in “Note 10 – Debt and Credit Facilities” that relate to project ventures are $67.5 million and $59.3 million at June 30, 2021 and December 31, 2020, respectively.

In the table below, aggregated financial information relating to the Company’s joint ventures is provided because their nature, risk and reward characteristics are similar. None of the Company’s current joint ventures that meet the characteristics of a VIE are individually significant to the consolidated financial statements.

Consolidated Joint Ventures

The following represents financial information for consolidated joint ventures included in the consolidated financial statements (in thousands):

	June 30, 2021	December 31, 2020
Current assets	$263,051	$292,407
Noncurrent assets	2,641	2,990
Total assets	265,692	295,397
Current liabilities	191,223	201,270
Total liabilities	191,223	201,270
Total joint venture equity	$74,469	$94,127

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue	$98,245	$117,889	$194,869	$218,167
Costs	87,097	101,935	173,403	199,085
Net income	$11,148	$15,954	$21,466	$19,082
Net income attributable to noncontrolling interests	$5,325	$7,826	$10,300	$9,224

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

The following represents the financial information of the Company’s unconsolidated joint ventures as presented in their unaudited financial statements (in thousands):

	June 30, 2021	December 31, 2020
Current assets	$1,042,978	$774,646
Noncurrent assets	614,916	585,802
Total assets	1,657,894	1,360,448
Current liabilities	805,616	703,287
Noncurrent liabilities	565,249	517,697
Total liabilities	1,370,865	1,220,984
Total joint venture equity	$287,029	$139,464
Investments in and advances to unconsolidated joint ventures	$86,045	$68,975

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue	$736,284	$238,188	$972,801	$691,447
Costs	696,198	223,686	907,045	650,691
Net income	$40,086	$14,502	$65,756	$40,756
Equity in earnings of unconsolidated joint ventures	$9,428	$3,769	$16,958	$9,883

The Company received net distributions from and sale proceeds for its unconsolidated joint ventures for the three months ended June 30, 2021 and June 30, 2020 of $1.5 million and $5.6 million, respectively, and $6.8 million and $12.1 million for the six months ended June 30, 2021 and June 30, 2020, respectively.

For the three and six months ended June 30, 2021, the Company recorded write-downs of $1.6 million and $5.1 million, respectively, on an unconsolidated joint venture in the Critical Infrastructure segment as a result of changes in estimates made by the managing partner. The write-downs decreased operating and net income     by $1.6 million and $1.2 million, respectively for the three months ended June 2021. Operating and net income     were decreased by $5.1 million and $3.8 million, respectively, for the six months ended June 30, 2021. The write-downs decreased diluted earnings per share by $0.01 and $0.03 for the three and six months ended June 30, 2021.

15.	Related Party Transactions

The Company often provides services to unconsolidated joint ventures and revenues include amounts related to recovering costs for these services. Revenues related to services the Company provided to unconsolidated joint ventures for the three months ended June 30, 2021 and June 30, 2020 were $40.5 million and $42.4 million, respectively, and for the six months ended June 30, 2021 and June 30, 2020 were $82.4 million and $82.8 million, respectively.  For the three months ended June 30, 2021 and June 30, 2020, the Company incurred $30.6 million and $34.6 million, respectively, and for the six months ended June 30, 2021 and June 30, 2020, $61.9 million and $66.1 million, respectively, of reimbursable costs. Amounts included in the consolidated balance sheets related to services the Company provided to unconsolidated joint ventures are as follows (in thousands):

	June 30, 2021	December 31, 2020
Accounts receivable	$30,897	$37,544
Contract assets	9,161	8,889
Contract liabilities	7,887	5,720

16.	Fair Value of Financial Instruments

The authoritative guidance on fair value measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). At June 30, 2021 and December 31, 2020, the Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable, and other liabilities. The fair values of these financial instruments approximate their carrying values due to their short-term maturities.

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

The following tables reconcile the denominator and numerator used to compute basic earnings per share (“EPS”) to the denominator and numerator used to compute diluted EPS for the three and six months ended June 30, 2021 and June 30, 2020.  Basic EPS is computed using the weighted average number of shares outstanding during the period and income available to shareholders. Diluted EPS is computed similar to basic EPS, except the income available to shareholders is adjusted to add back interest expense, after tax, related to the Convertible Senior Note, and the weighted average number of shares outstanding is adjusted to reflect the dilutive effects of stock-based awards and shares underlying the Convertible Senior Note.

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

Dilutive potential common shares include shares the Company could be obligated to issue from its Convertible Senior Notes and warrants (see Note 10 for further discussion) and stock-based awards. Shares to be provided to the Company from its bond hedge purchased concurrently with the issuance of Convertible Senior Notes are anti-dilutive and are not included in its diluted shares. Anti-dilutive stock-based awards excluded from the calculation of earnings per share for the three months ended June 30, 2021 and June 30, 2020 were 9,271 and 4,939, respectively, and for the six months ended June 30, 2021 and June 30, 2020 were 1,644 and 4,066, respectively.

The weighted average number of shares used to compute basic and diluted EPS were:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Basic weighted average number of shares outstanding	102,509,245	100,694,938	102,456,219	100,682,315
Stock-based awards	744,322	290,649	636,162	266,369
Convertible senior notes	8,916,530	-	8,916,530	-
Diluted weighted average number of shares outstanding	112,170,097	100,985,587	112,008,911	100,948,684

The net income available to shareholders to compute basic and diluted EPS were (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income attributable to Parsons Corporation	6,702	23,299	15,741	36,272
Convertible senior notes if-converted method interest adjustment	531	-	1,059	-
Diluted net income attributable to Parsons Corporation	7,233	23,299	16,800	36,272

18.	Segment Information

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

The Company defines its reportable segments based on the way the chief operating decision maker (“CODM”), its Chairman and Chief Executive Officer, evaluates the performance of each segment and manages the operations of the Company for purposes of allocating resources among the segments. The CODM evaluates segment operating performance using segment Revenue and segment Adjusted EBITDA attributable to Parsons Corporation.

The following table summarizes business segment revenue for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Federal Solutions revenue	$442,675	$482,210	$894,744	$959,781
Critical Infrastructure revenue	436,681	497,249	859,309	990,671
Total revenue	$879,356	$979,459	$1,754,053	$1,950,452

The Company defines Adjusted EBITDA attributable to Parsons Corporation as Adjusted EBITDA excluding Adjusted EBITDA attributable to noncontrolling interests. The Company defines Adjusted EBITDA as net income (loss) attributable to Parsons Corporation, adjusted to include net income (loss) attributable to noncontrolling interests and to exclude interest expense (net of interest income), provision for income taxes, depreciation and amortization and certain other items that are not considered in the evaluation of ongoing operating performance. These other items include net income (loss) attributable to noncontrolling interests, asset impairment charges, equity-based compensation, income and expense recognized on litigation matters, expenses incurred in connection with acquisitions and other non-recurring transaction costs and expenses related to our prior restructuring. The following table reconciles business segment Adjusted EBITDA attributable to Parsons Corporation to Net Income attributable to Parsons Corporation for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
Adjusted EBITDA attributable to Parsons Corporation	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Federal Solutions	$32,500	$47,700	$64,482	$79,317
Critical Infrastructure	27,817	35,519	59,474	62,876
Adjusted EBITDA attributable to Parsons Corporation	60,317	83,219	123,956	142,193
Adjusted EBITDA attributable to noncontrolling interests	5,410	7,942	10,470	9,464
Depreciation and amortization	(34,635)	(32,081)	(69,308)	(64,490)
Interest expense, net	(4,758)	(3,963)	(9,201)	(7,757)
Income tax expense	(3,838)	(11,891)	(9,213)	(16,975)
Equity-based compensation expense	(4,921)	(12,854)	(11,901)	(5,133)
Transaction-related costs (a)	(4,086)	2,485	(6,732)	(9,526)
Restructuring expense (b)	(73)	(1,143)	(150)	(1,110)
Other (c)	(1,389)	(589)	(1,880)	(1,170)
Net income including noncontrolling interests	12,027	31,125	26,041	45,496
Net income attributable to noncontrolling interests	5,325	7,826	10,300	9,224
Net income attributable to Parsons Corporation	$6,702	$23,299	$15,741	$36,272

(a)	Reflects costs incurred in connection with acquisitions and other non-recurring transaction costs, primarily fees paid for professional services and employee retention.
(b)	Reflects costs associated with corporate restructuring initiatives.
(c)	Includes a combination of gain/loss related to sale of fixed assets, software implementation costs, and other individually insignificant items that are non-recurring in nature.

Asset information by segment is not a key measure of performance used by the CODM.

The following tables present revenues and property and equipment, net by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue
North America	$725,047	$800,044	$1,441,393	$1,597,990
Middle East	147,675	174,689	301,318	343,548
Rest of World	6,634	4,726	11,342	8,914
Total Revenue	$879,356	$979,459	$1,754,053	$1,950,452

The geographic location of revenue is determined by the location of the customer.

	June 30, 2021	December 31, 2020
Property and Equipment, Net
North America	$106,737	$116,460
Middle East	3,880	4,567
Total Property and Equipment, Net	$110,617	$121,027

North America includes revenue in the United States for the three months ended June 30, 2021 and June 30, 2020 of $656.2 million and $737.4 million, respectively and for the six months ended June 30, 2021 and June 30, 2020 of $1.3 billion and $1.5 billion, respectively.  North America property and equipment, net includes $100.5 million and $109.6 million of property and equipment, net in the United States at June 30, 2021 and December 31, 2020, respectively.

The following table presents revenues by business units (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue
Cyber & Intelligence	$85,282	$102,993	$168,610	$201,875
Space & Geospatial Solutions	77,614	57,967	160,673	109,255
Missile Defense & C5ISR	145,493	154,767	290,208	309,336
Engineered Systems	134,286	166,483	275,253	339,315
Federal Solutions revenues	442,675	482,210	894,744	959,781
Connected Communities	81,321	98,359	171,204	200,260
Mobility Solutions	355,360	398,890	688,105	790,411
Critical Infrastructure revenues	436,681	497,249	859,309	990,671
Total Revenue	$879,356	$979,459	$1,754,053	$1,950,452

19.	Subsequent Events

 On July 6, 2021, the Company completed its acquisition of BlackHorse Solutions, Inc. BlackHorse Solutions, Inc. expands Parsons’ capabilities and products in next-generation military, intelligence, and space operations, specifically in cyber electronic warfare, and information dominance. The purchase price of $203.0 million was paid in cash. We are in the process of finalizing the accounting for this transaction and expect to complete our preliminary allocation of the purchase price to the assets acquired and liabilities assumed by the end of the third quarter of 2021.

On July 30, 2021, the Company completed its acquisition of Echo Ridge LLC. Echo Ridge adds position, navigation, and timing devices; modeling, simulation, test, and measurement tools; and deployable software defined radio products and signal processing services to Parsons’ space portfolio. The purchase price of approximately $9.0 million was paid in cash. We are in the process of finalizing the accounting for this transaction and expect to complete our preliminary allocation of the purchase price to the assets acquired and liabilities assumed by the end of the third quarter of 2021.

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

COVID-19 Pandemic

In response to the COVID-19 pandemic, the Company has taken certain actions to continue to execute under our contracts with customers and allow our people to work safely.  A substantial majority of our workforce transitioned to work-from-home status during the latter part of the quarter ended March 31, 2020, and these practices remain largely in effect as of the date of this filing.  To date, we have experienced no material disruption in our work as a consequence of these changes in our work practices.

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

The Company received limited benefits associated with the CARES Act related to its work on certain US national security projects; however, the curtailment of work under these projects and the CARES Act benefits did not have a material impact on our financial condition or results of operations. The reimbursement period for Section 3610 of the CARES Act expired March 31, 2021.

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

Key Metrics

We manage and assess the performance of our business by evaluating a variety of metrics. The following table sets forth selected key metrics (in thousands, except Book-to-Bill):

	June 30, 2021	June 30, 2020
Awards (year to date)	$2,692,557	$1,971,186
Backlog (1)	$8,412,208	$7,718,690
Book-to-Bill (year to date)	1.5	1.0

(1)

Difference between our backlog of $8.4 billion and our remaining unsatisfied performance obligations, or RUPO, of $5.1 billion, each as of June 30, 2021, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

Awards

Awards generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Contract awards include both new and re-compete contracts and task orders. Given that new contract awards generate growth, we closely track our new awards each year.

The following table summarizes the year to-date value of new awards for the periods presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Federal Solutions	$1,218,413	$433,140	$1,643,034	$1,048,830
Critical Infrastructure	463,170	571,951	1,049,523	922,356
Total Awards	$1,681,583	$1,005,091	$2,692,557	$1,971,186

The change in new awards from year to year is primarily due to ordinary course fluctuations in our business.  The volume of contract awards can fluctuate in any given period due to win rate and the timing and size of the awards issued by our customers.  The change in new awards in our Federal Solutions segment for the three and six months ended June 30, 2021 when compared to the corresponding periods last year were primarily impacted by one significant contract awarded in the second quarter of 2021.  The awards in Critical Infrastructure for the six months ended June 30, 2021 were impacted by several large contracts awarded in the first quarter of 2021.

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

The following table summarizes the value of our backlog at the respective dates presented below: (in thousands):

	June 30, 2021	June 30, 2020
Federal Solutions:
Funded	$1,126,408	$1,308,663
Unfunded	4,362,700	3,654,203
Total Federal Solutions	5,489,108	4,962,866
Critical Infrastructure:
Funded	2,850,211	2,719,037
Unfunded	72,889	36,787
Total Critical Infrastructure	2,923,100	2,755,824
Total Backlog (1)	$8,412,208	$7,718,690

(1)

Difference between our backlog of $8.4 billion and our RUPO of $5.1 billion, each as of June 30, 2021, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

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

We expect to recognize $2.7 billion of our funded backlog at June 30, 2021 as revenues in the following twelve months. However, our U.S. federal government customers may cancel their contracts with us at any time through a termination for convenience or may elect to not exercise option periods under such contracts. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed. See “Risk Factors—Risk Relating to Our Business—We may not realize the full value of our backlog, which may result in lower than expected revenue” in the Company’s Form 10-K for the year ended December 31, 2020.

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

	Three months ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Federal Solutions	2.8	0.9	1.8	1.1
Critical Infrastructure	1.1	1.2	1.2	0.9
Overall	1.9	1.0	1.5	1.0

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

Acquired Operations

Braxton Science & Technology Group, LLC

On November 19, 2020, we acquired Braxton for $309.5 million.  Braxton operates at the forefront of satellite operations, ground system automation, flight dynamics, and spacecraft and antenna simulation for the U.S. Department of Defense and Intelligence Community. The acquisition was funded by cash on-hand.  The financial results of Braxton have been included in our consolidated results of operations from November 19, 2020 onward.

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

The table below presents the percentage of total revenue for each type of contract.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Fixed-price	26.5%	31.8%	26.4%	31.8%
Time-and-materials	28.8%	26.5%	28.1%	26.2%
Cost-plus	44.7%	41.7%	45.5%	42.0%

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

Joint Ventures

We conduct a portion of our business through joint ventures or similar partnership arrangements. For the joint ventures we control, we consolidate all the revenues and expenses in our consolidated statements of income (including revenues and expenses attributable to noncontrolling interests). For the joint ventures we do not control, we recognize equity in earnings (loss) of unconsolidated joint ventures. Our revenues included amounts related to services we provided to our unconsolidated joint ventures for the three months ended June 30, 2021 and June 30, 2020 of $40.5 million and $42.4 million, respectively, and for the six months ended June 30, 2021 and June 30, 2020 of $82.4 million and $82.8 million, respectively.

Operating costs and expenses

Operating costs and expenses primarily include direct costs of contracts and selling, general and administrative expenses. Costs associated with compensation-related expenses for our people and facilities, which includes ESOP contribution expenses, are the most significant component of our operating expenses. Total ESOP contribution expense for the three months ended June 30, 2021 and June 30, 2020 was $13.4 million and $14.6 million, respectively, and for the six months ended June 30, 2021 and June 30, 2020 was $26.5 million and $29.5 million, respectively, and is recorded in “Direct cost of contracts” and “Selling, general and administrative expenses.”

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

Adjusted EBITDA

The following table sets forth Adjusted EBITDA, Net Income Margin, and Adjusted EBITDA Margin for the three and six months ended June 30, 2021 and June 30, 2020.

	Three Months Ended		Six Months Ended
(U.S. dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Adjusted EBITDA (1)	$65,727	$91,161	$134,426	$151,657
Net Income Margin (2)	1.4%	3.2%	1.5%	2.3%
Adjusted EBITDA Margin (3)	7.5%	9.3%	7.7%	7.8%

(1)	A reconciliation of net income attributable to Parsons Corporation to Adjusted EBITDA is set forth below (in thousands).
(2)	Net Income Margin is calculated as net income including noncontrolling interest divided by revenue in the applicable period
(3)	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by revenue in the applicable period.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income attributable to Parsons Corporation	$6,702	$23,299	$15,741	$36,272
Interest expense, net	4,758	3,963	9,201	7,757
Income tax expense	3,838	11,891	9,213	16,975
Depreciation and amortization	34,635	32,081	69,308	64,490
Net income attributable to noncontrolling interests	5,325	7,826	10,300	9,224
Equity-based compensation	4,921	12,854	11,901	5,133
Transaction-related costs (a)	4,086	(2,485)	6,732	9,526
Restructuring (b)	73	1,143	150	1,110
Other (c)	1,389	589	1,880	1,170
Adjusted EBITDA	$65,727	$91,161	$134,426	$151,657

(a)	Reflects costs incurred in connection with acquisitions and other non-recurring transaction costs, primarily fees paid for professional services and employee retention.

(b)	Reflects costs associated with our corporate restructuring initiatives.
(c)	Includes a combination of gain/loss related to sale of fixed assets, software implementation costs, and other individually insignificant items that are non-recurring in nature.

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests (in thousands):

	Three Months Ended		Variance		Six Months Ended		Variance
	June 30, 2021	June 30, 2020	Dollar	Percent	June 30, 2021	June 30, 2020	Dollar	Percent
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$32,500	$47,700	$(15,200)	-31.9%	$64,482	$79,317	$(14,835)	-18.7%
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	27,817	35,519	(7,702)	-21.7%	59,474	62,876	(3,402)	-5.4%
Adjusted EBITDA attributable to noncontrolling interests	5,410	7,942	(2,532)	-31.9%	10,470	9,464	1,006	10.6%
Total Adjusted EBITDA	$65,727	$91,161	$(25,434)	-27.9%	$134,426	$151,657	$(17,231)	-11.4%

The following table sets forth our results of operations for the three and six months ended June 30, 2021 and June 30, 2020 as a percentage of revenue.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues	100%	100%	100%	100%
Direct costs of contracts	77.4%	76.5%	76.9%	77.9%
Equity in earnings of unconsolidated joint ventures	1.1%	0.4%	1.0%	0.5%
Selling, general and administrative expenses	21.4%	19.2%	21.4%	19.0%
Operating income	2.3%	4.7%	2.6%	3.6%
Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	-0.6%	-0.4%	-0.5%	-0.4%
Other income, net	0.0%	0.1%	-0.1%	0.0%
Total other income (expense)	-0.5%	-0.3%	-0.6%	-0.4%
Income before income tax expense	1.8%	4.4%	2.0%	3.2%
Income tax benefit (provision)	-0.4%	-1.2%	-0.5%	-0.9%
Net income including noncontrolling interests	1.4%	3.2%	1.5%	2.3%
Net income attributable to noncontrolling interests	-0.6%	-0.8%	-0.6%	-0.5%
Net income attributable to Parsons Corporation	0.8%	2.4%	0.9%	1.9%

Revenue

	Three Months Ended		Variance		Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2021	June 30, 2020	Dollar	Percent	June 30, 2021	June 30, 2020	Dollar	Percent
Revenue	$879,356	$979,459	$(100,103)	-10.2%	$1,754,053	$1,950,452	$(196,399)	-10.1%

Revenue decreased $100.1 million for the three months ended June 30, 2021 when compared to the corresponding period last year, primarily due to a decrease in revenue in our Critical Infrastructure segment of $60.6 million and a decrease in our Federal Solutions segment of $39.5 million. Revenue decreased $196.4 million for the six months ended June 30, 2021 when compared to the corresponding period last year, primarily due to a decrease in our Critical Infrastructure segment of $131.4 million and a decrease in our Federal Solutions segment of $65.0 million. See “Segment Results” below for a further discussion.

Direct costs of contracts

	Three Months Ended		Variance		Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2021	June 30, 2020	Dollar	Percent	June 30, 2021	June 30, 2020	Dollar	Percent
Direct costs of contracts	$680,328	$749,324	$(68,996)	-9.2%	$1,349,410	$1,518,956	$(169,546)	-11.2%

Direct cost of contracts decreased $69.0 million for the three months ended June 30, 2021 when compared to the corresponding period last year, primarily due to decreases of $39.6 million in our Critical Infrastructure segment and $29.4 million in our Federal Solutions segment.  The decrease in our Critical Infrastructure segment was primarily due to a decrease in business volume, particularly the winding down of several programs with high levels of pass-through costs. The decrease in our Federal Solutions segment was primarily due to a decrease in business volume.

Direct cost of contracts decreased $169.5 million for the six months ended June 30, 2021 when compared to the corresponding period last year, primarily due to decreases of $111.2 million in our Critical Infrastructure segment and $58.3 million in our Federal Solutions segment. The decrease in our Critical Infrastructure segment was primarily due to a decrease in business volume, particularly the winding down of several programs with high levels of pass-through costs. The decrease in our Federal Solutions segment was primarily due to a decrease in business volume.

Equity in earnings of unconsolidated joint ventures

	Three Months Ended		Variance		Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2021	June 30, 2020	Dollar	Percent	June 30, 2021	June 30, 2020	Dollar	Percent
Equity in earnings of unconsolidated joint ventures	$9,428	$3,769	$5,659	150.1%	$16,958	$9,883	$7,075	71.6%

Equity in earnings of unconsolidated joint ventures increased $5.7 million and $7.1 million for the three and six months ended June 30, 2021 compared to the corresponding periods last year, primarily related to new joint ventures, and increased activity and margins in certain existing joint ventures, partially offset by write-downs of $1.6 million and $5.1 million for the three and six months ended June 30, 2021, respectively, on an unconsolidated joint venture in the Critical Infrastructure segment and reductions in activity on others.

Selling, general and administrative expenses

	Three Months Ended		Variance		Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2021	June 30, 2020	Dollar	Percent	June 30, 2021	June 30, 2020	Dollar	Percent
Selling, general and administrative expenses	$188,238	$187,640	$598	0.3%	$375,760	$371,414	$4,346	1.2%

Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2021 and June 30, 2020 include $4.9 million and $12.9 million, respectively, and for the six months ended June 30, 2021 and June 30, 2020 include $11.9 million and $5.1 million, respectively, of compensation cost related to equity-based awards.

Equity awards issued prior to the Company’s IPO were settled in cash and were remeasured to an updated fair value at each reporting period until the award was settled.  Compensation cost was trued-up at each reporting period for changes in fair value pro-rated for the portion of the requisite service period rendered.  Prior to the IPO on May 8, 2019, the fair value of a share of the Company’s common stock was established by the ESOP trustee.  See “Note 19 – Fair Value of Financial Instruments” in the Company’s Form 10-K for the year ended December 31, 2020 for a further discussion of how a share of the Company’s common stock was valued prior to the IPO. Subsequent to the IPO, the share price of the Company’s common stock is based on quoted prices on the New York Stock Exchange.

Excluding the compensation costs discussed above, SG&A for the three months ended June 30, 2021 and June 30, 2020 was $183.3 million and $174.8 million, respectively and for the six months ended June 30, 2021 and June 30, 2020 was $363.9 million and $366.3 million, respectively.

The increase in SG&A of $8.5 million, exclusive of equity compensation cost, for the three months ended June 30, 2021 when compared to the corresponding period last year was primarily due to a $6.3 million increase in transaction-related costs, a $5.4 million increase from acquisitions, and a $2.4 million increase in intangible asset amortization. These increases were partially offset by a $1.0 million decrease in restructuring costs and $4.6 million decrease in other costs.

The decrease in SG&A of $2.4 million, exclusive of equity compensation cost, for the six months ended June 30, 2021 when compared to the corresponding period last year was primarily due to a $3.3 million decrease in transaction-

related costs, a $1.0 million decrease in restructuring costs and $13.0 million decrease in other costs. These were partially offset by a $10.7 million increase from acquisitions and a $4.2 million increase in intangible asset amortization.

Total other income (expense)

	Three Months Ended		Variance		Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2021	June 30, 2020	Dollar	Percent	June 30, 2021	June 30, 2020	Dollar	Percent
Interest income	$152	$196	$(44)	-22.4%	$250	$424	$(174)	-41.0%
Interest expense	(4,910)	(4,159)	(751)	18.1%	(9,451)	(8,181)	(1,270)	15.5%
Other income (expense), net	405	715	(310)	-43.4%	(1,386)	263	(1,649)	-627.0%
Total other income (expense)	$(4,353)	$(3,248)	$(1,105)	34.0%	$(10,587)	$(7,494)	$(3,093)	41.3%

Interest income is related to interest earned on cash balances held.  Interest expense is primarily due to debt related to our business acquisitions and Convertible Senior Note.  The amounts in other income (expense), net are primarily related to transaction gains and losses on foreign currency transactions and sublease income.

Income tax expense

	Three Months Ended		Variance		Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2021	June 30, 2020	Dollar	Percent	June 30, 2021	June 30, 2020	Dollar	Percent
Income tax expense	$3,838	$11,891	$(8,053)	-67.7%	$9,213	$16,975	$(7,762)	-45.7%

The Company’s effective tax rate was 24.2% and 27.6% for the three months ended June 30, 2021 and 2020, respectively. The change in the effective tax rate was due primarily to an increase in untaxed income attributable to noncontrolling interests and a change in jurisdictional earnings.  The Company’s effective tax rate for the six months ended June 30, 2021 and June 30, 2020 was 26.1% and 27.2%, respectively. The change in effective tax rate was due primarily to an increase in untaxed income attributed to noncontrolling interests and a change in jurisdictional earnings, partially offset by an increase in foreign tax losses which will not provide any tax benefit and a settlement of a state tax audit. The difference between the effective tax rate and the statutory U.S. Federal income tax rate of 21.0% for the three and six months ended June 30, 2021 primarily relates to state income taxes and a recorded valuation allowance on foreign tax credits, partially offset by benefits related to income attributable to noncontrolling interests and federal research tax credits.

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests:

	Three Months Ended		Six Months Ended
(U.S. dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$32,500	$47,700	$64,482	$79,317
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	27,817	35,519	59,474	62,876
Adjusted EBITDA attributable to noncontrolling interests	5,410	7,942	10,470	9,464
Total Adjusted EBITDA	$65,727	$91,161	$134,426	$151,657

Federal Solutions

	Three Months Ended		Variance		Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2021	June 30, 2020	Dollar	Percent	June 30, 2021	June 30, 2020	Dollar	Percent
Revenue	$442,675	$482,210	$(39,535)	-8.2%	$894,744	$959,781	$(65,037)	-6.8%
Adjusted EBITDA attributable to Parsons Corporation	$32,500	$47,700	$(15,200)	-31.9%	$64,482	$79,317	$(14,835)	-18.7%

The decrease in Federal Solutions revenue for the three and six months ended June 30, 2021 compared to the corresponding periods last year was primarily due to a decrease in business volume from program completions and wind-downs, a reserve taken on a program, and the competitive hiring environment for cleared personnel. The decreases were partially offset by increases from business acquisition of $29.3 million and $60.3 million for the three and six months ended June 30, 2021, respectively.

The decrease in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the three and six months ended June 30, 2021 compared to the corresponding periods last year was primarily related to a $6.9 million net impact from a reserve taken on a program during the second quarter of 2021, compared to a $9.0 million incentive fee recognized during the second quarter of 2020 in addition to decline in business volume.

Critical Infrastructure

	Three Months Ended		Variance		Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2021	June 30, 2020	Dollar	Percent	June 30, 2021	June 30, 2020	Dollar	Percent
Revenue	$436,681	$497,249	$(60,568)	-12.2%	$859,309	$990,671	$(131,362)	-13.3%
Adjusted EBITDA attributable to Parsons Corporation	$27,817	$35,519	$(7,702)	-21.7%	$59,474	$62,876	$(3,402)	-5.4%

The decrease in Critical Infrastructure revenue for the three and six months ended June 30, 2021 compared to the corresponding periods last year was primarily due to a decrease in business volume from program completions and a write down on a project during the second quarter of 2021.

The decrease in Adjusted EBITDA attributable to Parsons Corporation in Critical Infrastructure for the three and six months ended June 30, 2021 was primarily related to a $15.4 million write down on a project, partially offset by an increase in equity in earnings of unconsolidated joint ventures.

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

As of June 30, 2021, we believe we have adequate liquidity and capital resources to fund our operations, support our debt service and support our ongoing acquisition strategy for at least the next twelve months based on the liquidity from cash provided by our operating activities, cash and cash equivalents on-hand and our borrowing capacity under our Revolving Credit Facility. We do not anticipate that the COVID-19 pandemic-related economic impacts will impair our ability to continue to maintain compliance with our debt covenants or access available borrowing capacity from our banks.

During July 2021, we paid the $50 million Series A tranche of our Senior Note which had a scheduled maturity of July 15, 2021. See “Note 10—Debt and Credit Facilities” in the notes to the consolidated financial statements in this Form 10-Q for further information.

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

Accounts receivable is the principal component of our working capital and is generally driven by revenue growth. Accounts receivable reflects amounts billed to our clients as of each balance sheet date and receivable amounts that are currently due but unbilled. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels. Net days sales outstanding, which we refer to as net DSO, is calculated by dividing (i) (accounts receivable plus contract assets) less (contract liabilities plus accounts payable) by (ii) average revenue per day (calculated by dividing trailing twelve months revenue by the number of days in that period). We focus on collecting outstanding receivables to reduce Net DSO and working capital. Net DSO was 68 days at June 30, 2021 and 69 days at June 30, 2020. The decrease in DSO was primarily due to strong cash collections during the second quarter of 2021. Our working capital (current assets less current liabilities) was $717.0 million at June 30, 2021 and $655.7 million at December 31, 2020.

Our cash, cash equivalents and restricted cash decreased by $2.6 million to $484.6 million at June 30, 2021 from $487.2 million at December 31, 2020.

The following table summarizes our sources and uses of cash over the periods presented (in thousands):

	Six Months Ended
	June 30, 2021	June 30, 2020
Net cash provided by (used in) operating activities	$38,463	$(31,444)
Net cash used in investing activities	(19,842)	(25,822)
Net cash used in financing activities	(22,259)	(847)
Effect of exchange rate changes	1,011	(641)
Net decrease in cash, cash equivalents and restricted cash	$(2,627)	$(58,754)

Operating Activities

Net cash provided by (used in) operating activities consists primarily of net income adjusted for noncash items, such as: equity in earnings (loss) of unconsolidated joint ventures, contributions of treasury stock, depreciation and amortization of property and equipment and intangible assets, and provisions for doubtful accounts. The timing between the conversion of our billed and unbilled receivables into cash from our customers and disbursements to our employees and vendors is the primary driver of changes in our working capital. Our operating cash flows are primarily affected by our ability to invoice and collect from our clients in a timely manner, our ability to manage our vendor payments and the overall profitability of our contracts.

Net cash provided by operating activities increased $69.9 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The change in net cash from operating activities is attributable to a $71.6 million increase in cash inflows from our working capital accounts (primarily from accounts receivable and contract liabilities offset by accrued expenses, accounts payable and contract assets) and a $17.6 million change in other long-term liabilities, partially offset by a $19.4 million decrease in net income after adjusting for non-cash items.

Investing Activities

Net cash used in investing activities consists primarily of cash flows associated with capital expenditures, joint ventures and business acquisitions.

Net cash used in investing activities decreased $6.0 million for the six months ended June 30, 2021, when compared to the six months ended June 30, 2020, primarily due to proceeds from sale of investments in unconsolidated joint ventures of $14.3 million and a decrease in cash used for capital expenditures of $13.8 million, partially offset by increased investments in unconsolidated joint ventures of $22.5 million.  The Company had no business acquisitions during the six months ended June 30, 2021 and June 30, 2020.

Financing Activities

Net cash provided by financing activities is primarily associated with proceeds from debt, the repayment thereof, and distributions to noncontrolling interests.

Net cash used in financing activities increased $21.4 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The change in cash flows from financing activities is primarily due to larger distributions to noncontrolling interests.

Letters of Credit

We have in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated to $219.2 million as of June 30, 2021. Letters of credit outstanding under the Credit Agreement total $45.0 million.

Recent Accounting Pronouncements

See the information set forth in “Note 3—Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” in the notes to our consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate risks related to the Company’s Revolving Credit Facility. As of June 30, 2021, there were no amounts outstanding under the Revolving Credit Facility.  Borrowings under the new Credit Facility effective June 2021 bear interest at either a eurocurrency rate plus a margin between 1.0% and 1.625%, or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%, both based on the leverage ratio of the Company at the end of each quarter. Prior to June 2021, interest on borrowings under the Credit Facility were at either the base rate (as defined in the Credit Agreement), plus an applicable margin, or LIBOR plus an applicable margin. The applicable margin for base rate loans was a range of 0.125% to 1.00% and the applicable margin for LIBOR loans was a range of 1.125% to 2.00%, both based on the leverage ratio of the Company at the end of each quarter. The rates on June 30, 2021 and December 31, 2020 were 1.34% and 1.87%, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures

Our management carried out, as of June 30, 2021, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2021, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in tax laws may materially increase our provision for income taxes.

In 2021, President Joseph R. Biden, released the Made in America Tax Plan that proposed several significant modifications to key provisions, as well as introduced new provisions, to the U.S. internal revenue code. Although it is uncertain if some or all of the identified provisions will be enacted, a change in U.S. tax law may materially and adversely impact our income tax liability, provision for income taxes, and effective tax rate.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parsons Corporation

Date: August 4, 2021	By:	/s/ George L. Ball
George L. Ball
Chief Financial Officer
(Principal Financial Officer)