Form 10-Q
period 2021-09-30
PARSONS CORP
filed 2021-11-03
CIK 275880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 27, 2021, the registrant had 102,257,780 shares of common stock, $1.00 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents (including $51,516 and $75,220 Cash of consolidated joint ventures)	$275,506	$483,609
Restricted cash and investments	1,197	3,606
Accounts receivable, net (including $152,471 and $190,643 Accounts receivable of consolidated joint ventures, net)	627,445	698,578
Contract assets (including $27,354 and $23,498 Contract assets of consolidated joint ventures)	569,294	576,568
Prepaid expenses and other current assets (including $21,764 and $3,045 Prepaid expenses and other current assets of consolidated joint ventures)	113,129	80,769
Total current assets	1,586,571	1,843,130

Property and equipment, net (including $1,499 and $2,629 Property and equipment of consolidated joint ventures, net)	105,895	121,027
Right of use assets, operating leases	188,519	210,398
Goodwill	1,411,465	1,261,978
Investments in and advances to unconsolidated joint ventures	102,677	68,975
Intangible assets, net	235,927	245,958
Deferred tax assets	147,260	130,200
Other noncurrent assets	45,619	56,038
Total assets	$3,823,933	$3,937,704

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable (including $93,697 and $97,810 Accounts payable of consolidated joint ventures)	$188,761	$225,679
Accrued expenses and other current liabilities (including $81,336 and $68,801 Accrued expenses and other current liabilities of consolidated joint ventures)	626,171	650,753
Contract liabilities (including $18,720 and $33,922 Contract liabilities of consolidated joint ventures)	186,789	201,864
Short-term lease liabilities, operating leases	54,466	54,133
Income taxes payable	4,472	4,980
Short-term debt	-	50,000
Total current liabilities	1,060,659	1,187,409
Long-term employee incentives	19,486	21,828
Long-term debt	591,399	539,998
Long-term lease liabilities, operating leases	157,590	182,467
Deferred tax liabilities	23,554	12,285
Other long-term liabilities	117,369	132,300
Total liabilities	1,970,057	2,076,287
Contingencies (Note 12)
Shareholders' equity:
Common stock, $1 par value; authorized 1,000,000,000 shares; 146,506,406 and 146,609,288 shares issued; 32,538,566 and 25,719,350 public shares outstanding; 69,719,214 and 76,641,312 ESOP shares outstanding	146,507	146,609
Treasury stock, 44,248,626 shares at cost	(899,328)	(899,328)
Additional paid-in capital	2,669,692	2,700,925
Accumulated deficit	(82,661)	(120,569)
Accumulated other comprehensive loss	(10,132)	(13,865)
Total Parsons Corporation shareholders' equity	1,824,078	1,813,772
Noncontrolling interests	29,798	47,645
Total shareholders' equity	1,853,876	1,861,417
Total liabilities and shareholders' equity	$3,823,933	$3,937,704

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share information)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue	$956,050	$1,004,236	$2,710,103	$2,954,688
Direct cost of contracts	734,652	788,769	2,084,062	2,307,725
Equity in earnings of unconsolidated joint ventures	9,570	16,741	26,528	26,624
Selling, general and administrative expenses	191,231	165,937	566,991	537,351
Operating income	39,737	66,271	85,578	136,236
Interest income	65	88	315	512
Interest expense	(4,052)	(5,475)	(13,503)	(13,656)
Other income (expense), net	184	1,653	(1,202)	1,916
Total other income (expense)	(3,803)	(3,734)	(14,390)	(11,228)
Income before income tax expense	35,934	62,537	71,188	125,008
Income tax expense	(9,165)	(16,017)	(18,378)	(32,992)
Net income including noncontrolling interests	26,769	46,520	52,810	92,016
Net income attributable to noncontrolling interests	(7,411)	(5,862)	(17,711)	(15,086)
Net income attributable to Parsons Corporation	$19,358	$40,658	$35,099	$76,930
Earnings per share:
Basic	$0.19	$0.40	$0.34	$0.76
Diluted	$0.18	$0.40	$0.33	$0.76

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income including noncontrolling interests	$26,769	$46,520	$52,810	$92,016
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	(4,205)	1,926	3,721	(3,770)
Pension adjustments, net of tax	(26)	20	12	(18)
Comprehensive income including noncontrolling interests, net of tax	22,538	48,466	56,543	88,228
Comprehensive income attributable to noncontrolling interests, net of tax	(7,407)	(5,866)	(17,711)	(15,086)
Comprehensive income attributable to Parsons Corporation, net of tax	$15,131	$42,600	$38,832	$73,142

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net income including noncontrolling interests	$52,810	$92,016
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	106,540	95,442
Amortization of debt issue costs	2,173	760
Amortization of convertible notes discount	-	1,277
Loss (gain) on disposal of property and equipment	357	(22)
Provision for doubtful accounts	8	54
Deferred taxes	(4,369)	(763)
Foreign currency transaction gains and losses	3,107	431
Equity in earnings of unconsolidated joint ventures	(26,528)	(26,624)
Return on investments in unconsolidated joint ventures	20,547	31,189
Stock-based compensation	15,544	11,044
Contributions of treasury stock	41,312	42,006
Changes in assets and liabilities, net of acquisitions and newly consolidated joint ventures:
Accounts receivable	70,355	(106,487)
Contract assets	13,262	(34,931)
Prepaid expenses and other assets	(19,596)	7,649
Accounts payable	(39,341)	(8,074)
Accrued expenses and other current liabilities	(86,402)	48,901
Contract liabilities	(16,294)	(18,094)
Income taxes	(498)	(6,761)
Other long-term liabilities	(17,273)	(15,574)
Net cash provided by operating activities	115,714	113,439
Cash flows from investing activities:
Capital expenditures	(12,803)	(29,178)
Proceeds from sale of property and equipment	1,049	1,053
Payments for acquisitions, net of cash acquired	(197,672)	-
Investments in unconsolidated joint ventures	(36,102)	(7,969)
Return of investments in unconsolidated joint ventures	729	17
Proceeds from sales of investments in unconsolidated joint ventures	14,335	-
Net cash used in investing activities	(230,464)	(36,077)
Cash flows from financing activities:
Proceeds from borrowings under credit agreement	-	212,900
Repayments of borrowings under credit agreement	(50,000)	(212,900)
Payments for debt costs and credit agreement	(1,937)	-
Proceeds from issuance of convertible notes	-	400,000
Payments for purchase of bond hedges	-	(54,968)
Proceeds from issuance of warrants	-	13,808
Transaction costs paid in connection with convertible notes issuance	-	(10,307)
Contributions by noncontrolling interests	1,688	491
Distributions to noncontrolling interests	(37,246)	(4,469)
Repurchases of common stock	(8,701)	-
Taxes paid on vested stock	(2,242)	(1,149)
Proceeds from issuance of common stock	2,773	1,684
Net cash (used in) provided by financing activities	(95,665)	345,090
Effect of exchange rate changes	(97)	(69)
Net decrease in cash, cash equivalents, and restricted cash	(210,512)	422,383
Cash, cash equivalents and restricted cash:
Beginning of year	487,215	195,374
End of period	$276,703	$617,757

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended September 30, 2021 and September 30, 2020

(In thousands)

(Unaudited)

				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common	Treasury	Paid-in	(Accumulated	Comprehensive	Parsons	Noncontrolling
	Stock	Stock	Capital	Deficit)	Income (Loss)	Equity	Interests	Total
Balance at June 30, 2021	$146,752	$(899,328)	$2,673,965	$(102,019)	$(5,905)	$1,813,465	$36,985	$1,850,450
Comprehensive income
Net income	-	-	-	19,358	-	19,358	7,411	26,769
Foreign currency translation loss, net	-	-	-	-	(4,201)	(4,201)	(4)	(4,205)
Pension adjustments, net	-	-	-	-	(26)	(26)	-	(26)
Contributions	-	-	-	-	-	-	816	816
Distributions	-	-	-	-	-	-	(15,410)	(15,410)
Repurchases of common stock	(245)	-	(8,456)	-	-	(8,701)	-	(8,701)
Stock-based compensation	-	-	4,183	-	-	4,183	-	4,183
Balance at September 30, 2021	$146,507	$(899,328)	$2,669,692	$(82,661)	$(10,132)	$1,824,078	$29,798	$1,853,876

Balance at June 30, 2020	$146,496	$(934,240)	$2,658,036	$(182,753)	$(19,991)	$1,667,548	$38,704	$1,706,252
Comprehensive income
Net income	-	-	-	40,658	-	40,658	5,862	46,520
Foreign currency translation gain, net	-	-	-	-	1,922	1,922	4	1,926
Pension adjustments, net	-	-	-	-	20	20	-	20
Contributions	-	-	-	-	-	-	268	268
Distributions	-	-	-	-	-	-	(2,864)	(2,864)
Issuance of equity securities, net of retirements	2	-	(14)	-	-	(12)	-	(12)
Equity component value of convertible note issuance	-	-	53,552	-	-	53,552	-	53,552
Purchase of convertible note hedge	-	-	(54,611)	-	-	(54,611)	-	(54,611)
Sale of common stock warrants	-	-	13,808	-	-	13,808	-	13,808
Stock-based compensation	-	-	4,612	-	-	4,612	-	4,612
Balance at September 30, 2020	$146,498	$(934,240)	$2,675,383	$(142,095)	$(18,049)	$1,727,497	$41,974	$1,769,471

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2021 and September 30, 2020

(In thousands)

(Unaudited)

				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common	Treasury	Paid-in	(Accumulated	Comprehensive	Parsons	Noncontrolling
	Stock	Stock	Capital	Deficit)	Income (Loss)	Equity	Interests	Total
Balance at December 31, 2020	$146,609	$(899,328)	$2,700,925	$(120,569)	$(13,865)	$1,813,772	$47,645	$1,861,417
Comprehensive income
Net income	-	-	-	35,099	-	35,099	17,711	52,810
Foreign currency translation gain, net	-	-	-	-	3,721	3,721	-	3,721
Pension adjustments, net	-	-	-	-	12	12	-	12
Adoption of ASU 2020-06	-	-	(40,002)	2,782	-	(37,220)	-	(37,220)
Contributions	-	-	-	-	-	-	1,688	1,688
Distributions	-	-	-	-	-	-	(37,246)	(37,246)
Issuance of equity securities, net of retirement	143	-	1,681	27	-	1,851	-	1,851
Repurchases of common stock	(245)		(8,456)			(8,701)		(8,701)
Stock-based compensation	-	-	15,544	-	-	15,544	-	15,544
Balance at September 30, 2021	$146,507	$(899,328)	$2,669,692	$(82,661)	$(10,132)	$1,824,078	$29,798	$1,853,876

Balance at December 31, 2019	$146,441	$(934,240)	$2,649,975	$(218,025)	$(14,261)	$1,629,890	$30,866	$1,660,756
Comprehensive income
Net income	-	-	-	76,930	-	76,930	15,086	92,016
Foreign currency translation loss, net	-	-	-	-	(3,770)	(3,770)	-	(3,770)
Pension adjustments, net	-	-	-	-	(18)	(18)	-	(18)
Adoption of ASU 2016-13	-	-	-	(1,000)	-	(1,000)	-	(1,000)
Contributions	-	-	-	-	-	-	491	491
Distributions	-	-	-	-	-	-	(4,469)	(4,469)
Issuance of equity securities, net of retirement	57	-	1,615	-	-	1,672	-	1,672
Equity component value of convertible note issuance	-	-	53,552	-	-	53,552	-	53,552
Purchase of convertible note hedge	-	-	(54,611)	-	-	(54,611)	-	(54,611)
Sale of common stock warrants	-	-	13,808	-	-	13,808	-	13,808
Stock-based compensation	-	-	11,044	-	-	11,044	-	11,044
Balance at September 30, 2020	$146,498	$(934,240)	$2,675,383	$(142,095)	$(18,049)	$1,727,497	$41,974	$1,769,471

Parsons Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

1.	Description of Operations

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

Stock Repurchase Plan

During the third quarter of 2021, the Company’s Board of Directors authorized the Company to acquire a number of shares of Common Stock having an aggregate market value of not greater than $100,000,000 from time to time. Repurchased shares of common stock are retired and included in “Repurchases of common stock” in cash flows from financing activities in the Consolidated Statements of Cash Flows.

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

BlackHorse Solutions, Inc.

On July 6, 2021, the Company acquired a 100% ownership interest in BlackHorse Solutions, Inc (“BlackHorse”), a privately-owned company, for $205.0 million in cash. BlackHorse expands Parsons’ capabilities and products in next-generation military, intelligence, and space operations, specifically in cyber electronic warfare and information dominance. The acquisition was entirely funded by cash on-hand. In connection with this acquisition, the Company recognized $3.0 million of acquisition related “Selling, general and administrative expense” in the consolidated statements of income for the three months ended September 30, 2021, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on the purchase price allocation as of the date of acquisition (in thousands):

Amount
Cash and cash equivalents	$15,428
Accounts receivable	3,351
Contract assets	5,979
Prepaid expenses and other current assets	977
Property and equipment	2,278
Right of use assets, operating leases	6,157
Goodwill	142,948
Intangible assets	65,000
Accounts payable	(2,326)
Accrued expenses and other current liabilities	(17,197)
Contract liabilities	(320)
Short-term lease liabilities, operating leases	(1,011)
Long-term lease liabilities, operating leases	(5,146)
Deferred tax liabilities	(11,091)
Net assets acquired	$205,027

Of the total purchase price, the following values were assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships	$40,000	16
Backlog	22,000	3
Trade name	1,000	2
Developed technologies	1,000	3
Non-compete agreements	1,000	3

Amortization expense of $2.6 million related to these intangible assets was recorded for the three months ended September 30, 2021. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill of $10.6 million is deductible for tax purposes.

The amount of revenue generated by BlackHorse and included within consolidated revenues is $16.7 million for the three months ended September 30, 2021.  The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

The Company is still in the process of finalizing its valuation of the net assets acquired.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the BlackHorse acquisition had been consummated as of the beginning of fiscal year 2020 (in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Pro forma Revenue	$957,498	$1,017,325	$2,748,559	$2,988,153
Pro forma Net Income including noncontrolling interests	31,070	45,195	$56,694	$82,921

Echo Ridge LLC

On July 30, 2021, the Company acquired a 100% ownership interest in Echo Ridge LLC (“Echo Ridge”), a privately-owned company, for $9.0 million in cash. Echo Ridge adds position, navigation, and timing devices; modeling, simulation, test, and measurement tools; and deployable software defined radio products and signal processing services to Parsons’ space portfolio. The acquisition was entirely funded by cash on-hand. In connection with this acquisition, the Company recognized $0.3 million of acquisition related “Selling, general and administrative expense” in the consolidated statements of income for the three months ended September 30, 2021, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition. The Company allocated the purchase price to the appropriate classes of tangible assets and liabilities and assigned the excess of $7.2 million to goodwill. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill in its entirety is deductible for tax purposes.

Braxton Science & Technology Group

On November 19, 2020, the Company acquired a 100% ownership interest in Braxton Science & Technology Group (“Braxton”), a privately-owned company, for $309.5 million in cash. Braxton operates at the forefront of satellite operations, ground system automation, flight dynamics, and spacecraft and antenna simulation for the U.S. Department of Defense and Intelligence Community. The acquisition was entirely funded by cash on hand. In connection with this acquisition, the Company recognized $0.6 million of acquisition related “Selling, general and administrative expense” in the consolidated statements of income for the nine months ended September 30, 2021, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition. Braxton allows Parsons to capitalize on the quickly evolving space missions of its national security space customers and address rapid market growth driven by proliferated low earth orbit constellations, small satellite expansion, and space cyber resiliency.

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

Amortization expense of $4.0 million and $12.1 million related to these intangible assets was recorded for the three and nine months ended September 30, 2021, respectively. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill of $196.3 million is deductible for tax purposes.

The amount of revenue generated by Braxton and included within consolidated revenues is $34.0 million and $94.3 million for the three and nine months ended September 30, 2021, respectively.  The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the Braxton acquisition had been consummated as of the beginning of fiscal year 2019 (in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Pro forma Revenue	$956,050	$1,046,002	$2,710,103	$3,050,708
Pro forma Net Income including noncontrolling interests	27,463	48,072	$55,391	$93,672

5.	Contracts with Customers

Disaggregation of Revenue

The Company’s contracts contain both fixed-price and cost reimbursable components. Contract types are based on the component that represents the majority of the contract. The following table presents revenue disaggregated by contract type (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Fixed-Price	$246,894	$324,901	$710,067	$944,577
Time-and-Materials	261,566	265,987	754,596	777,807
Cost-Plus	447,590	413,348	1,245,440	1,232,304
Total	$956,050	$1,004,236	$2,710,103	$2,954,688

See “Note 18 – Segments Information” for the Company’s revenues by business lines.

Contract Assets and Contract Liabilities

Contract assets and contract liabilities balances at September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021	December 31, 2020	$ change	% change
Contract assets	$569,294	$576,568	$(7,274)	-1.3%
Contract liabilities	186,789	201,864	(15,075)	-7.5%
Net contract assets (liabilities) (1)	$382,505	$374,704	$7,801	2.1%

(1)

Total contract retentions included in net contract assets (liabilities) were $94.3 million as of September 30, 2021, of which $52.3 million are not expected to be paid in the next 12 months. Total contract retentions included in net contract assets (liabilities) were $93.8 million as of December 31, 2020. Contract assets at September 30, 2021 and December 31, 2020 include $106.0 million and $116.6 million, respectively, related to unapproved change orders, claims, and requests for equitable adjustment. For the three and nine months ended September 30, 2021 and September 30, 2020, there were no material losses recognized related to the collectability of claims, unapproved change orders, and requests for equitable adjustment.

During the three months ended September 30, 2021 and September 30, 2020, the Company recognized revenue of $3.0 million and $9.5 million, respectively, and $95.5 million and $132.2 million during the nine months ended September 30, 2021 and September 30, 2020, respectively, that was included in the corresponding contract liability balances at December 31, 2020 and December 31, 2019, respectively. Certain changes in contract assets and contract liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Acquired contract assets	$5,979	$8,350
Acquired contract liabilities	320	300

  There was no significant impairment of contract assets recognized during the three and nine months ended September 30, 2021 and September 30, 2020.

 Revisions in estimates, such as changes in estimated claims or incentives, related to performance obligations partially satisfied in previous periods that individually had an impact of $5 million or more on revenue resulted in the following changes in revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue impact, net	$(6,300)	$(134)	$(27,553)	$8,848

Accounts Receivable, net

Accounts receivable, net consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	2021	2020
Billed	$443,024	$512,357
Unbilled	188,428	190,222
Total accounts receivable, gross	631,452	702,579
Allowance for doubtful accounts	(4,007)	(4,001)
Total accounts receivable, net	$627,445	$698,578

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

Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations (“RUPO”) as of September 30, 2021 represent a measure of the total dollar value of work to be performed on contracts awarded and in-progress. The Company had $6.0 billion in RUPO as of September 30, 2021.

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

The Company expects to satisfy its RUPO as of September 30, 2021 over the following periods (in thousands):

Period RUPO Will Be Satisfied	Within One Year	Within One to Two Years	Thereafter
Federal Solutions	$1,418,783	$787,273	$491,797
Critical Infrastructure	1,452,760	781,669	1,021,928
Total	$2,871,543	$1,568,942	$1,513,725

6.	Leases

  The Company has operating and finance leases for corporate and project office spaces, vehicles, heavy machinery and office equipment. Our leases have remaining lease terms of one year to 9 years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases after the third year.

The components of lease costs for the three and nine months ended September 30, 2021 and September 30, 2020 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating lease cost	$16,900	$15,919	$49,500	$48,945
Short-term lease cost	3,661	4,301	7,859	12,254
Amortization of right-of-use assets	540	531	1,557	1,036
Interest on lease liabilities	24	64	81	109
Sublease income	(960)	(959)	(2,529)	(2,771)
Total lease cost	$20,165	$19,856	$56,468	$59,573

Supplemental cash flow information related to leases for the nine months ended September 30, 2021 and September 30, 2020 is as follows (in thousands):

	Nine Months Ended
	September 30, 2021	September 30, 2020
Operating cash flows for operating leases	$50,029	$45,343
Operating cash flows for finance leases	82	111
Financing cash flows from finance leases	1,539	1,080
Right-of-use assets obtained in exchange for new operating lease liabilities	7,456	19,587
Right-of-use assets obtained in exchange for new finance lease liabilities	$619	$-

Supplemental balance sheet and other information related to leases as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

	September 30, 2021	December 31, 2020
Operating Leases:
Right-of-use assets	$188,519	$210,398
Lease liabilities:
Current	$54,466	$54,133
Long-term	157,590	182,467
Total operating lease liabilities	$212,056	$236,600
Finance Leases:
Other noncurrent assets	$3,482	$3,363
Accrued expenses and other current liabilities	$1,599	$1,461
Other long-term liabilities	$1,708	$1,733

Weighted Average Remaining Lease Term:
Operating leases	4.5 Years	5 years
Finance leases	2.6 years	3 years
Weighted Average Discount Rate:
Operating leases	3.5%	3.7%
Finance leases	2.6%	3.8%

As of September 30, 2021, the Company has no operating leases that have not yet commenced.

A maturity analysis of the future undiscounted cash flows associated with the Company’s operating and finance lease liabilities as of September 30, 2021 is as follows (in thousands):

	Operating Leases	Finance Leases
2021 (remaining)	$15,043	$449
2022	60,318	1,511
2023	51,645	837
2024	40,809	429
2025	29,941	172
Thereafter	30,812	3
Total lease payments	228,568	3,401
Less: imputed interest	(16,512)	(94)
Total present value of lease liabilities	$212,056	$3,307

7.	Goodwill

The following table summarizes the changes in the carrying value of goodwill by reporting segment from December 31, 2020 to September 30, 2021 (in thousands):

	December 31, 2020	Acquisitions	Foreign Exchange	September 30, 2021
Federal Solutions	$1,188,882	$148,770	$-	$1,337,652
Critical Infrastructure	73,096	-	717	73,813
Total	$1,261,978	$148,770	$717	$1,411,465

The ultimate impact from the COVID-19 pandemic is difficult to predict.  While many uncertainties exist, we currently anticipate no material change in our financial condition or results of operations. Although the Company does not anticipate a material change to our financial condition or results of operations, the Company performed a qualitative triggering analysis and determined there was no triggering event indicating a potential impairment to the carrying value of its goodwill at September 30, 2021 and concluded there has not been an impairment.
8.	Intangible Assets

The gross amount and accumulated amortization of intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets are as follows (in thousands except for years):

	September 30, 2021			December 31, 2020			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (in years)
Backlog	$169,455	$(119,308)	$50,147	$145,855	$(101,038)	$44,817	3
Customer relationships	302,829	(146,160)	156,669	264,129	(110,450)	153,679	8
Leases	670	(613)	57	670	(599)	71	5
Developed technology	113,939	(89,777)	24,162	112,039	(68,968)	43,071	4
Trade name	9,200	(8,319)	881	8,200	(7,967)	233	1
Non-compete agreements	5,250	(3,111)	2,139	4,250	(2,043)	2,207	3
In process research and development	1,800	-	1,800	1,800	-	1,800	n/a
Other intangibles	275	(203)	72	275	(195)	80	10
Total intangible assets	$603,418	$(367,491)	$235,927	$537,218	$(291,260)	$245,958

The aggregate amortization expense of intangible assets for the three months ended September 30, 2021 and September 30, 2020 was $27.0 million and $20.9 million, respectively, and $76.1 million and $65.7 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.

Estimated amortization expense for the remainder of the current fiscal year and in each of the next four years and beyond is as follows (in thousands):

September 30, 2021
2021	$27,130
2022	63,227
2023	49,351
2024	18,862
2025	12,213
Thereafter	63,344
Total	$234,127

9.	Property and Equipment, Net

Property and equipment consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020	Useful life (years)
Buildings and leasehold improvements	$99,134	$98,151	1-15
Furniture and equipment	89,489	91,036	3-10
Computer systems and equipment	162,245	160,305	3-10
Construction equipment	6,842	8,920	5-7
Construction in progress	10,242	9,202
	367,952	367,614
Accumulated depreciation	(262,057)	(246,587)
Property and equipment, net	$105,895	$121,027

Depreciation expense for the three months ended September 30, 2021 and September 30, 2020 was $9.6 million and $9.5 million, respectively, and $28.8 million and $28.9 million, respectively, for the nine months ended September 30, 2021 and September 30, 2020.

10.	Debt and Credit Facilities

Debt consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Short-Term:
Senior notes	$-	$50,000
Total Short-Term	-	50,000
Long-Term:
Senior notes	200,000	200,000
Convertible senior notes	400,000	400,000
Debt discount	-	(51,138)
Debt issuance costs	(8,601)	(8,864)
Total long-term	591,399	539,998
Total Debt	$591,399	$589,998

Revolving Credit Facility

In June 2021, the Company entered into a $650 million unsecured revolving credit facility (the “Credit Agreement”). The Company incurred $1.9 million of costs in connection with this Credit Agreement. The 2021 Credit Agreement replaced an existing Fifth Amended and Restated Credit Agreement dated as of November 15, 2017. Under the new agreement, the Company’s revolving credit facility was increased from $550 million to $650 million. The credit facility has a five-year maturity, which may be extended up to two times for periods determined by the Company and the applicable extending lenders, and permits the Company to borrow in U.S. dollars, certain specified foreign currencies, and each other currency that may be approved in accordance with the 2021 Facility. The borrowings under the Credit Agreement bear interest at either a eurocurrency rate plus a margin between 1.0% and 1.625% or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%. The rates on September 30, 2021 and December 31, 2020 were 1.34% and 1.87%, respectively. Borrowings under this Credit Agreement are guaranteed by certain Company operating subsidiaries. Letters of credit commitments outstanding under this agreement aggregated to $45.0 million and $44.9 million at September 30, 2021 and December 31, 2020, respectively, which reduced borrowing limits available to the Company. Interest expense related to the Credit Agreement was $0.1 million and $0.2 million for the three months ended September 30, 2021 and September 30, 2020, respectively, and was $0.6 million and $0.9 million for nine months ended September 30, 2021 and September 30, 2020, respectively. There were no loan amounts outstanding under the Credit Agreement on September 30, 2021.

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

The Company incurred $1.1 million of debt issuance costs in connection with the private placement. On August 10, 2018, the Company finalized an amended and restated intercreditor agreement related to this private placement to more closely align certain covenants and definitions with the terms under the 2017 amended and restated Credit Agreement and incurred $0.5 million of additional issuance costs. These costs are presented as a direct deduction from the debt on the face of the consolidated balance sheets.  Interest expense related to the Senior Notes for the three months ended September 30, 2021 and September 30, 2020 was $2.7 million and $3.1 million, respectively. Interest expense related to the Senior Notes for the nine months ended September 30, 2021 and September 30, 2020, was $8.9 million and $9.3 million , respectively. The amortization of debt issuance costs and interest expense is recorded in “Interest expense” on the consolidated statements of income. The Company paid the $50 million Series A tranche of the Senior Note as scheduled in July 2021. The Company made interest payments of $6.2 million for both the three months ended September 30, 2021 and September 30, 2020. The Company made interest payments related to the Senior Notes for both the nine months ended September 30, 2021 and September 30, 2020 of $12.4 million. Interest payable of $2.0 million and $5.5 million is recorded in “Accrued expenses and other current liabilities” on the consolidated balance sheets at September 30, 2021 and December 31, 2020, respectively, related to the Senior Notes.

The Credit Agreement and private placement includes various covenants, including restrictions on indebtedness, liens, acquisitions, investments or dispositions, payment of dividends and maintenance of certain financial ratios and conditions. The Company was in compliance with these covenants at September 30, 2021 and December 31, 2020.

The Company also has in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated $221.2 million and $193.1 million at September 30, 2021 and December 31, 2020, respectively.

Using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, and risk profile, the Company estimated the fair value (Level 2) of its Senior Notes at September 30, 2021 approximates $223.1 million. See “Note 16 – Fair Value of Financial Instruments” for the definition of Level 2 of the fair value hierarchy.

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

In the first quarter of 2021, the Company early adopted ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Equity’s Own Equity (Subtopic 815-40)”. The Company used the modified retrospective method which resulted in a reduction in non-cash interest expense and reclassification of equity component of the convertible senior notes of $55.0 million and equity component of the debt issuance costs of $1.4 million to liabilities on the consolidated balance sheet. The Company also adjusted the carrying amount of the convertible senior notes to what it would have been if the Company had applied ASU 2020-06 from the inception of the Notes and recorded the offset of the carrying amount adjustment of $3.7 million in retained earnings on January 1, 2021. The Company recognized interest expense of $0.7 million and $1.6 million for the three months ended September 30, 2021 and September 30, 2020, respectively, and $2.2 million and $1.6 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.  As of September 30, 2021, the carrying value of the Notes was $400.0 million.

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

The Company’s effective tax rate was 25.5% and 25.6% for the three months ended September 30, 2021 and 2020, respectively. The decrease in the effective tax rate was due primarily to an increase in untaxed income attributable to noncontrolling interests, release of a valuation allowance on foreign tax credits utilized on the 2020 federal return, and a change in jurisdictional earnings, partially offset by a write down of a foreign tax receivable.  The Company’s effective tax rate for the nine months ended September 30, 2021 and September 30, 2020 was 25.8% and 26.4%. The decrease in effective tax rate was due primarily to an increase in untaxed income attributed to noncontrolling interests, release of a valuation allowance on foreign tax credits utilized on the 2020 federal return, and a change in jurisdictional earnings, partially offset by a write down of a foreign tax receivable. The difference between the effective tax rate and the statutory U.S. Federal income tax rate of 21.0% for the three and nine months ended September 30, 2021 primarily relates to state income taxes, a valuation allowance recorded against foreign tax credit carryovers, and a write down of the foreign tax receivable, partially offset by tax benefits related to untaxed income attributable to noncontrolling interests and federal research tax credits.

As of September 30, 2021, the Company’s deferred tax assets were subject to a valuation allowance of $32.0 million primarily related to foreign net operating loss carryforwards, foreign tax credit carryforwards, and capital losses that the Company has determined are not more-likely-than-not to be realized. The factors used to assess the likelihood of realization include:  the past performance of the entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.

As of September 30, 2021 and December 31, 2020, the liability for income taxes associated with uncertain tax positions was $17.6 million and $16.4 million, respectively.  It is reasonably possible that the Company may realize a decrease in our uncertain tax positions of approximately $0.2 million during the next 12 months as a result of various tax audits and closing tax years.

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

 On or about March 1, 2017, the Peninsula Corridor Joint Powers Board, or the JPB, filed a lawsuit against Parsons Transportation Group, Inc., or PTG, in the Superior Court of California, County of San Mateo, in connection with a positive train control project on which PTG was engaged prior to termination of its contract by the JPB. PTG had previously filed a lawsuit against the JPB for breach of contract and wrongful termination. The JPB sought damages in excess of $100.0 million, which the Company disputed. In addition to filing a complaint for breach of contract and wrongful termination, the Company denied the allegations raised by the JPB and, accordingly, filed affirmative defenses. During the third quarter of 2021, the Company and JPB entered into a settlement agreement resolving their disputes against each other.  The Company intends to pursue further recovery against one of its subcontractors.  At this time, the Company is unable to determine the probability of the outcome of the litigation or determine a potential range of loss, if any.

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

The Company’s principal retirement benefit plan is the Parsons Employee Stock Ownership Plan (“ESOP”), a stock bonus plan, established in 1975 to cover eligible employees of the Company and certain affiliated companies. Contributions of treasury stock to the ESOP are made annually in amounts determined by the Company’s board of directors and are held in trust for the sole benefit of the participants. Shares allocated to a participant’s account are fully vested after three years of credited service, or in the event(s) of reaching age 65, death or disability while an active employee of the Company. As of September 30, 2021 and December 31, 2020, total shares of the Company’s common stock outstanding were 102,257,780 and 102,360,662, respectively, of which 69,719,214 and 76,641,312, respectively, were held by the ESOP.

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

Total ESOP contribution expense was $14.8 million and $12.5 million for the three months ended September 30, 2021 and September 30, 2020, respectively, and $41.3 million and $42.0 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.  The expense is recorded in “Direct costs of contracts” and “Selling, general and administrative expense” in the consolidated statements of income. The fiscal 2021 ESOP contribution has not yet been made.  The amount is currently included in accrued liabilities.
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

Letters of credit outstanding described in “Note 10 – Debt and Credit Facilities” that relate to project ventures are $75.0 million and $59.3 million at September 30, 2021 and December 31, 2020, respectively.

In the table below, aggregated financial information relating to the Company’s joint ventures is provided because their nature, risk and reward characteristics are similar. None of the Company’s current joint ventures that meet the characteristics of a VIE are individually significant to the consolidated financial statements.

Consolidated Joint Ventures

The following represents financial information for consolidated joint ventures included in the consolidated financial statements (in thousands):

	September 30, 2021	December 31, 2020
Current assets	$253,105	$292,407
Noncurrent assets	1,856	2,990
Total assets	254,961	295,397
Current liabilities	194,543	201,270
Total liabilities	194,543	201,270
Total joint venture equity	$60,418	$94,127

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue	$101,816	$117,344	$296,685	$335,511
Costs	86,726	105,223	260,129	304,308
Net income	$15,090	$12,121	$36,556	$31,203
Net income attributable to noncontrolling interests	$7,411	$5,862	$17,711	$15,086

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

The following represents the financial information of the Company’s unconsolidated joint ventures as presented in their unaudited financial statements (in thousands):

	September 30, 2021	December 31, 2020
Current assets	$1,103,345	$774,646
Noncurrent assets	554,366	585,802
Total assets	1,657,711	1,360,448
Current liabilities	789,072	703,287
Noncurrent liabilities	562,523	517,697
Total liabilities	1,351,595	1,220,984
Total joint venture equity	$306,116	$139,464
Investments in and advances to unconsolidated joint ventures	$102,677	$68,975

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue	$728,461	$594,640	$1,701,262	$1,286,087
Costs	697,493	551,624	1,604,538	1,202,315
Net income	$30,968	$43,016	$96,724	$83,772
Equity in earnings of unconsolidated joint ventures	$9,570	$16,741	$26,528	$26,624

The Company had net contributions to its unconsolidated joint ventures for the three months ended September 30, 2021, of $7.3 million and received net distributions from its unconsolidated joint ventures for the three months ended September 30, 2020, of $11.2 million. The Company had net contributions to its unconsolidated joint ventures for the nine months ended September 30, 2021 of $0.5 million and received net distributions from its unconsolidated joint ventures for the nine months ended September 30, 2020 of $23.2 million.

For the three and nine months ended September 30, 2021, the Company recorded write-downs of $5.5 million and $10.6 million, respectively, on an unconsolidated joint venture in the Critical Infrastructure segment as a result of changes in estimates made by the managing partner. The write-downs decreased operating and net income by $5.5 million and $4.1 million, respectively for the three months ended September 2021. Operating and net income were decreased by $10.6 million and $7.9 million, respectively, for the nine months ended September 30, 2021. The write-downs decreased diluted earnings per share by $0.04 and $0.07 for the three and nine months ended September 30, 2021.

15.	Related Party Transactions

The Company often provides services to unconsolidated joint ventures and revenues include amounts related to recovering costs for these services. Revenues related to services the Company provided to unconsolidated joint ventures for the three months ended September 30, 2021 and September 30, 2020 were $37.1 million and $42.0 million, respectively, and for the nine months ended September 30, 2021 and September 30, 2020 were $119.5 million and $124.7 million, respectively.  For the three months ended September 30, 2021 and September 30, 2020, the Company incurred $29.0 million and $32.3 million, respectively, and for the nine months ended September 30, 2021 and September 30, 2020, $90.9 million and $98.3 million, respectively, of reimbursable costs. Amounts included in the consolidated balance sheets related to services the Company provided to unconsolidated joint ventures are as follows (in thousands):

	September 30, 2021	December 31, 2020
Accounts receivable	$28,799	$37,544
Contract assets	7,835	8,889
Contract liabilities	9,188	5,720

16.	Fair Value of Financial Instruments

The authoritative guidance on fair value measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). At September 30, 2021 and December 31, 2020, the Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable, and other liabilities. The fair values of these financial instruments approximate their carrying values due to their short-term maturities.

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

The following tables reconcile the denominator and numerator used to compute basic earnings per share (“EPS”) to the denominator and numerator used to compute diluted EPS for the three and nine months ended September 30, 2021 and September 30, 2020.  Basic EPS is computed using the weighted average number of shares outstanding during the period and income available to shareholders. Diluted EPS is computed similar to basic EPS, except the income available to shareholders is adjusted to add back interest expense, after tax, related to the Convertible Senior Note, and the weighted average number of shares outstanding is adjusted to reflect the dilutive effects of stock-based awards and shares underlying the Convertible Senior Note.

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

Dilutive potential common shares include shares the Company could be obligated to issue from its Convertible Senior Notes and warrants (see Note 10 for further discussion) and stock-based awards. Shares to be provided to the Company from its bond hedge purchased concurrently with the issuance of Convertible Senior Notes are anti-dilutive and are not included in its diluted shares. Anti-dilutive stock-based awards excluded from the calculation of earnings per share for the three months ended September 30, 2021 and September 30, 2020 were 4,656 and 205, respectively, and for the nine months ended September 30, 2021 and September 30, 2020 were 6,838 and 3,318, respectively. In addition, the convertible senior notes were anti-dilutive and excluded for the nine months ended September 30, 2020.

The weighted average number of shares used to compute basic and diluted EPS were:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Basic weighted average number of shares outstanding	102,478,095	100,736,862	102,463,511	100,700,498
Stock-based awards	751,807	378,486	637,686	321,070
Convertible senior notes	8,916,530	4,458,265	8,916,530	-
Diluted weighted average number of shares outstanding	112,146,432	105,573,613	112,017,727	101,021,568

The net income available to shareholders to compute basic and diluted EPS were (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income attributable to Parsons Corporation	19,358	40,658	35,099	76,930
Convertible senior notes if-converted method interest adjustment	534	1,164	1,593	-
Diluted net income attributable to Parsons Corporation	19,892	41,822	36,692	76,930

Share Repurchases

In August 2021, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to $100.0 million of shares of Commons stock.  Repurchases under this stock repurchase program commenced on August 12, 2021.  Any and all shares of Common Stock purchased by the Company pursuant to the program shall be retired upon their acquisition and shall not become treasury shares but instead shall resume the status of authorized but unissued shares of Common Stock.  The table below presents information on this repurchase program:

Nine Months Ended
September 30, 2021
Total shares repurchased	245,000
Total shares retired	245,000
Average price paid per share	$35.51

As of September 30, 2021, the Company has $91.3 million remaining under the stock repurchase program.
18.	Segment Information

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

The following table summarizes business segment revenue for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Federal Solutions revenue	$499,291	$498,156	$1,394,035	$1,457,937
Critical Infrastructure revenue	456,759	506,080	1,316,068	1,496,751
Total revenue	$956,050	$1,004,236	$2,710,103	$2,954,688

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

	Three Months Ended		Nine Months Ended
Adjusted EBITDA attributable to Parsons Corporation	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Federal Solutions	$46,481	$45,874	$110,963	$125,191
Critical Infrastructure	30,371	48,856	89,845	111,732
Adjusted EBITDA attributable to Parsons Corporation	76,852	94,730	200,808	236,923
Adjusted EBITDA attributable to noncontrolling interests	7,540	6,071	18,010	15,535
Depreciation and amortization	(37,232)	(30,952)	(106,540)	(95,442)
Interest expense, net	(3,987)	(5,387)	(13,188)	(13,144)
Income tax expense	(9,165)	(16,017)	(18,378)	(32,992)
Equity-based compensation expense	(3,224)	991	(15,125)	(4,142)
Transaction-related costs (a)	(2,537)	(2,411)	(9,269)	(11,937)
Restructuring expense (b)	(357)	(365)	(507)	(1,475)
Other (c)	(1,121)	(140)	(3,001)	(1,310)
Net income including noncontrolling interests	26,769	46,520	52,810	92,016
Net income attributable to noncontrolling interests	7,411	5,862	17,711	15,086
Net income attributable to Parsons Corporation	$19,358	$40,658	$35,099	$76,930

(a)	Reflects costs incurred in connection with acquisitions and other non-recurring transaction costs, primarily fees paid for professional services and employee retention.
(b)	Reflects costs associated with corporate restructuring initiatives.
(c)	Includes a combination of gain/loss related to sale of fixed assets, software implementation costs, and other individually insignificant items that are non-recurring in nature.

Asset information by segment is not a key measure of performance used by the CODM.

The following tables present revenues and property and equipment, net by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue
North America	$804,122	$831,367	$2,245,515	$2,429,357
Middle East	147,207	168,043	448,525	511,591
Rest of World	4,721	4,826	16,063	13,740
Total Revenue	$956,050	$1,004,236	$2,710,103	$2,954,688

The geographic location of revenue is determined by the location of the customer.

	September 30, 2021	December 31, 2020
Property and Equipment, Net
North America	$102,352	$116,460
Middle East	3,543	4,567
Total Property and Equipment, Net	$105,895	$121,027

North America includes revenue in the United States for the three months ended September 30, 2021 and September 30, 2020 of $730.7 million and $774.0 million, respectively, and for the nine months ended September 30, 2021 and September 30, 2020 of $2.0 billion and $2.2 billion, respectively.  North America property and equipment, net includes $96.7 million and $109.6 million of property and equipment, net in the United States at September 30, 2021 and December 31, 2020, respectively.

The following table presents revenues by business units (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue
Defense and Intelligence	$343,151	$333,289	$962,642	$953,755
Engineered Systems	156,140	164,867	431,393	504,182
Federal Solutions revenues	499,291	498,156	1,394,035	1,457,937
Connected Communities	91,902	116,366	263,106	316,626
Mobility Solutions	364,857	389,714	1,052,962	1,180,125
Critical Infrastructure revenues	456,759	506,080	1,316,068	1,496,751
Total Revenue	$956,050	$1,004,236	$2,710,103	$2,954,688

Effective July 1, 2021, the Company made changes to its Federal Solutions business units by consolidating Space & Geospatial Solutions, Cyber & Intelligence, and Missile Defense & C5ISR into a new Defense and Intelligence business unit. The prior year information in the table above has been reclassified to conform to the business line changes.

19.	Subsequent Events

   None.

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

The Company received limited benefits associated with the CARES Act related to its work on certain US national security projects; however, the curtailment of work under these projects and the CARES Act benefits did not have a material impact on our financial condition or results of operations. The reimbursement period for Section 3610 of the CARES Act expired September 30, 2021.

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

PARSONS CORPORATION

Delivering innovative solutions that make the world safer, healthier, and more connected.

SEGMENTS

Federal Solutions

Deliver information dominance across all domains

Critical Infrastructure

Lead smart, sustainable infrastructure deployment

FINANCIAL SNAPSHOT

$3.7B

Total Revenue
Trailing 12-Months (Q3 2021)

Critical Infrastructure
50%
Federal Solutions
50%

$4.8B

Contract Awards
Trailing 12-Months (Q3 2021)

Critical Infrastructure
46%
Federal Solutions
54%

KEY FACTS AND FIGURES

77
Years Of History

~ 15.5K
Employees

$291M
Cash Flow From Operations (TTM Q3 2021)

1.3X
Book-To-Bill Ratio (TTM Q3 2021)

$8.6B
Backlog As Of 9/30/2021

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

Key Metrics

We manage and assess the performance of our business by evaluating a variety of metrics. The following table sets forth selected key metrics (in thousands, except Book-to-Bill):

	September 30, 2021	September 30, 2020
Awards (year to date)	$3,736,126	$3,141,745
Backlog (1)	$8,584,539	$7,776,610
Book-to-Bill (year to date)	1.4	1.1

(1)

Difference between our backlog of $8.6 billion and our remaining unsatisfied performance obligations, or RUPO, of $6.0 billion, each as of September 30, 2021, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

Awards

Awards generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Contract awards include both new and re-compete contracts and task orders. Given that new contract awards generate growth, we closely track our new awards each year.

The following table summarizes the year to-date value of new awards for the periods presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Federal Solutions	$560,733	$737,643	$2,203,767	$1,786,473
Critical Infrastructure	482,836	432,916	1,532,359	1,355,272
Total Awards	$1,043,569	$1,170,559	$3,736,126	$3,141,745

The change in new awards from year to year is primarily due to ordinary course fluctuations in our business.  The volume of contract awards can fluctuate in any given period due to win rate and the timing and size of the awards issued by our customers.  The change in new awards in our Federal Solutions segment for the three months ended September 30, 2021 when compared to the corresponding period last year was primarily impacted by one large contract awarded in the third quarter of 2020. The change in new awards in our Federal Solutions segment for the nine months ended September 30, 2021 when compared to the corresponding period last year was primarily impacted by one significant contract awarded in the second quarter of 2021.  The awards in Critical Infrastructure for the nine months ended September 30, 2021 were impacted by several large contracts awarded in the first quarter of 2021.

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

The following table summarizes the value of our backlog at the respective dates presented below: (in thousands):

	September 30, 2021	September 30, 2020
Federal Solutions:
Funded	$1,471,631	$1,175,924
Unfunded	4,149,903	3,901,231
Total Federal Solutions	5,621,534	5,077,155
Critical Infrastructure:
Funded	2,893,008	2,619,454
Unfunded	69,997	80,001
Total Critical Infrastructure	2,963,005	2,699,455
Total Backlog (1)	$8,584,539	$7,776,610

(1)

Difference between our backlog of $8.6 billion and our RUPO of $6.0 billion, each as of September 30, 2021, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

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

We expect to recognize $2.9 billion of our funded backlog at September 30, 2021 as revenues in the following twelve months. However, our U.S. federal government customers may cancel their contracts with us at any time through a termination for convenience or may elect to not exercise option periods under such contracts. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed. See “Risk Factors—Risk Relating to Our Business—We may not realize the full value of our backlog, which may result in lower than expected revenue” in the Company’s Form 10-K for the year ended December 31, 2020.

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

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Federal Solutions	1.1	1.5	1.6	1.2
Critical Infrastructure	1.1	0.9	1.2	0.9
Overall	1.1	1.2	1.4	1.1

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

Acquired Operations

Echo Ridge LLC

On July 30, 2021, we acquired Echo Ridge LLC for $9.0 million. Echo Ridge adds position, navigation, and timing devices; modeling, simulation, test, and measurement tools; and deployable software defined radio products and signal processing services to Parsons’ space portfolio. The acquisition was funded by cash on-hand.  The financial results of Echo Ridge have been included in our consolidated results of operations from July 30, 2021 onward.

BlackHorse Solutions, Inc.

On July 6, 2021, we acquired BlackHorse for $205.0 million.  BlackHorse expands Parsons’ capabilities and products in next-generation military, intelligence, and space operations, specifically in cyber electronic warfare, and information dominance. The acquisition was funded by cash on-hand.  The financial results of BlackHorse have been included in our consolidated results of operations from July 6, 2021 onward.

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

The table below presents the percentage of total revenue for each type of contract.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Fixed-price	25.8%	32.4%	26.2%	32.0%
Time-and-materials	27.4%	26.5%	27.8%	26.3%
Cost-plus	46.8%	41.2%	46.0%	41.7%

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

Joint Ventures

We conduct a portion of our business through joint ventures or similar partnership arrangements. For the joint ventures we control, we consolidate all the revenues and expenses in our consolidated statements of income (including revenues and expenses attributable to noncontrolling interests). For the joint ventures we do not control, we recognize equity in earnings (loss) of unconsolidated joint ventures. Our revenues included amounts related to services we provided to our unconsolidated joint ventures for the three months ended September 30, 2021 and September 30, 2020 of $37.1 million and $42.0 million, respectively, and for the nine months ended September 30, 2021 and September 30, 2020 of $119.5 million and $124.7 million, respectively.

Operating costs and expenses

Operating costs and expenses primarily include direct costs of contracts and selling, general and administrative expenses. Costs associated with compensation-related expenses for our people and facilities, which includes ESOP contribution expenses, are the most significant component of our operating expenses. Total ESOP contribution expense for the three months ended September 30, 2021 and September 30, 2020 was $14.8 million and $12.5 million, respectively, and for the nine months ended September 30, 2021 and September 30, 2020 was $41.3 million and $42.0 million, respectively, and is recorded in “Direct cost of contracts” and “Selling, general and administrative expenses.”

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

Adjusted EBITDA

The following table sets forth Adjusted EBITDA, Net Income Margin, and Adjusted EBITDA Margin for the three and nine months ended September 30, 2021 and September 30, 2020.

	Three Months Ended		Nine Months Ended
(U.S. dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Adjusted EBITDA (1)	$84,392	$100,801	$218,818	$252,458
Net Income Margin (2)	2.8%	4.6%	1.9%	3.1%
Adjusted EBITDA Margin (3)	8.8%	10.0%	8.1%	8.5%

(1)	A reconciliation of net income attributable to Parsons Corporation to Adjusted EBITDA is set forth below (in thousands).
(2)	Net Income Margin is calculated as net income including noncontrolling interest divided by revenue in the applicable period
(3)	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by revenue in the applicable period.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income attributable to Parsons Corporation	$19,358	$40,658	$35,099	$76,930
Interest expense, net	3,987	5,387	13,188	13,144
Income tax expense	9,165	16,017	18,378	32,992
Depreciation and amortization	37,232	30,952	106,540	95,442
Net income attributable to noncontrolling interests	7,411	5,862	17,711	15,086
Equity-based compensation	3,224	(991)	15,125	4,142
Transaction-related costs (a)	2,537	2,411	9,269	11,937
Restructuring (b)	357	365	507	1,475
Other (c)	1,121	140	3,001	1,310
Adjusted EBITDA	$84,392	$100,801	$218,818	$252,458

(a)	Reflects costs incurred in connection with acquisitions and other non-recurring transaction costs, primarily fees paid for professional services and employee retention.
(b)	Reflects costs associated with our corporate restructuring initiatives.
(c)	Includes a combination of gain/loss related to sale of fixed assets, software implementation costs, and other individually insignificant items that are non-recurring in nature.

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests (in thousands):

	Three Months Ended		Variance		Nine Months Ended		Variance
	September 30, 2021	September 30, 2020	Dollar	Percent	September 30, 2021	September 30, 2020	Dollar	Percent
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$46,481	$45,874	$607	1.3%	$110,963	$125,191	$(14,228)	-11.4%
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	30,371	48,856	(18,485)	-37.8%	89,845	111,732	(21,887)	-19.6%
Adjusted EBITDA attributable to noncontrolling interests	7,540	6,071	1,469	24.2%	18,010	15,535	2,475	15.9%
Total Adjusted EBITDA	$84,392	$100,801	$(16,409)	-16.3%	$218,818	$252,458	$(33,640)	-13.3%

The following table sets forth our results of operations for the three and nine months ended September 30, 2021 and September 30, 2020 as a percentage of revenue.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues	100%	100%	100%	100%
Direct costs of contracts	76.8%	78.5%	76.9%	78.1%
Equity in earnings of unconsolidated joint ventures	1.0%	1.7%	1.0%	0.9%
Selling, general and administrative expenses	20.0%	16.5%	20.9%	18.2%
Operating income	4.2%	6.6%	3.2%	4.6%
Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	-0.4%	-0.5%	-0.5%	-0.5%
Other income, net	0.0%	0.2%	0.0%	0.1%
Total other income (expense)	-0.4%	-0.4%	-0.5%	-0.4%
Income before income tax expense	3.8%	6.2%	2.6%	4.2%
Income tax benefit (provision)	-1.0%	-1.6%	-0.7%	-1.1%
Net income including noncontrolling interests	2.8%	4.6%	1.9%	3.1%
Net income attributable to noncontrolling interests	-0.8%	-0.6%	-0.7%	-0.5%
Net income attributable to Parsons Corporation	2.0%	4.0%	1.3%	2.6%

Revenue

	Three Months Ended		Variance		Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2021	September 30, 2020	Dollar	Percent	September 30, 2021	September 30, 2020	Dollar	Percent
Revenue	$956,050	$1,004,236	$(48,186)	-4.8%	$2,710,103	$2,954,688	$(244,585)	-8.3%

Revenue decreased $48.2 million for the three months ended September 30, 2021 when compared to the corresponding period last year, primarily due to a decrease in revenue in our Critical Infrastructure segment of $49.3 million. Revenue decreased $244.6 million for the nine months ended September 30, 2021 when compared to the corresponding period last year, primarily due to a decrease in our Critical Infrastructure segment of $180.7 million and a decrease in our Federal Solutions segment of $63.9 million. See “Segment Results” below for a further discussion.

Direct costs of contracts

	Three Months Ended		Variance		Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2021	September 30, 2020	Dollar	Percent	September 30, 2021	September 30, 2020	Dollar	Percent
Direct costs of contracts	$734,652	$788,769	$(54,117)	-6.9%	$2,084,062	$2,307,725	$(223,663)	-9.7%

Direct cost of contracts decreased $54.1 million for the three months ended September 30, 2021 when compared to the corresponding period last year, primarily due to decreases of $48.4 million in our Critical Infrastructure segment and $5.8 million in our Federal Solutions segment.  The decrease in our Critical Infrastructure segment was primarily due to a decrease in business volume, particularly the winding down of several programs with high levels of pass-through costs. The decrease in our Federal Solutions segment was primarily due to decrease in business volume on lower margin contracts with pass-through costs.

Direct cost of contracts decreased $223.7 million for the nine months ended September 30, 2021 when compared to the corresponding period last year, primarily due to decreases of $159.6 million in our Critical Infrastructure segment and $64.1 million in our Federal Solutions segment. The decrease in our Critical Infrastructure segment was primarily due to a decrease in business volume, particularly the winding down of several programs with high levels of pass-through costs. The decrease in our Federal Solutions segment was primarily due to a decrease in business volume.

Equity in earnings of unconsolidated joint ventures

	Three Months Ended		Variance		Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2021	September 30, 2020	Dollar	Percent	September 30, 2021	September 30, 2020	Dollar	Percent
Equity in earnings of unconsolidated joint ventures	$9,570	$16,741	$(7,171)	-42.8%	$26,528	$26,624	$(96)	-0.4%

Equity in earnings of unconsolidated joint ventures decreased $7.2 million for the three months ended September 30, 2021 compared to the corresponding period last year, primarily related to write-downs of $5.5 million.

Equity in earnings of unconsolidated joint ventures increased $0.1 million for the nine months ended September 30, 2021 compared to the corresponding period last year, primarily related to new joint ventures and increased activity and margins in certain existing joint ventures, offset by write-downs of $10.6 million on an unconsolidated joint venture in the Critical Infrastructure segment and reductions in activity on others.

Selling, general and administrative expenses

	Three Months Ended		Variance		Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2021	September 30, 2020	Dollar	Percent	September 30, 2021	September 30, 2020	Dollar	Percent
Selling, general and administrative expenses	$191,231	$165,937	$25,294	15.2%	$566,991	$537,351	$29,640	5.5%

Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2021 and September 30, 2020 include $3.2 million and $(1.1) million, respectively, and for the nine months ended September 30, 2021 and September 30, 2020 include $15.1 million and $4.1 million, respectively, of compensation cost related to equity-based awards.

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

Excluding the compensation costs discussed above, SG&A for the three months ended September 30, 2021 and September 30, 2020 was $188.0 million and $166.9 million, respectively, and for the nine months ended September 30, 2021 and September 30, 2020 was $551.9 million and $533.2 million, respectively.

The increase in SG&A of $21.1 million, exclusive of equity compensation cost, for the three months ended September 30, 2021 when compared to the corresponding period last year was primarily due to a $8.7 million increase from acquisitions, a $7.1 million increase in insurance costs, and a $6.2 million increase in intangible asset amortization. These increases were partially offset by a $0.9 million decrease in other costs.

The increase in SG&A of $18.7 million, exclusive of equity compensation cost, for the nine months ended September 30, 2021 when compared to the corresponding period last year was primarily due to a $19.4 million increase from acquisitions and an $11.0 million increase in intangible asset amortization. These were partially offset by a $5.0 million decrease in incentive costs, a $3.5 million decrease in transaction-related costs, and a $3.2 million decrease in other costs.

Total other income (expense)

	Three Months Ended		Variance		Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2021	September 30, 2020	Dollar	Percent	September 30, 2021	September 30, 2020	Dollar	Percent
Interest income	$65	$88	$(23)	-26.1%	$315	$512	$(197)	-38.5%
Interest expense	(4,052)	(5,475)	1,423	-26.0%	(13,503)	(13,656)	153	-1.1%
Other income (expense), net	184	1,653	(1,469)	-88.9%	(1,202)	1,916	(3,118)	-162.7%
Total other income (expense)	$(3,803)	$(3,734)	$(69)	1.8%	$(14,390)	$(11,228)	$(3,162)	28.2%

Interest income is related to interest earned on cash balances held.  Interest expense is primarily due to debt related to our business acquisitions and Convertible Senior Note.  The amounts in other income (expense), net are primarily related to transaction gains and losses on foreign currency transactions and sublease income.

Income tax expense

	Three Months Ended		Variance		Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2021	September 30, 2020	Dollar	Percent	September 30, 2021	September 30, 2020	Dollar	Percent
Income tax expense	$9,165	$16,017	$(6,852)	-42.8%	$18,378	$32,992	$(14,614)	-44.3%

The Company’s effective tax rate was 25.5% and 25.6% for the three months ended September 30, 2021 and 2020, respectively. The decrease in the effective tax rate was due primarily to an increase in untaxed income attributable to noncontrolling interests , release of a valuation allowance on foreign tax credits utilized on the 2020 federal return, and a change in jurisdictional earnings, partially offset by a write down of a foreign tax receivable..  The Company’s effective tax rate for the nine months ended September 30, 2021 and September 30, 2020 was 25.8% and 26.4%, respectively. The decrease in effective tax rate was due primarily to an increase in untaxed income attributed to noncontrolling interests, release of a valuation allowance on foreign tax credits utilized on the 2020 federal return, and a change in jurisdictional earnings, partially offset by a write down of a foreign tax receivable. The difference between the effective tax rate and the statutory U.S. Federal income tax rate of 21.0% for the three and nine months ended September 30, 2021 primarily relates to state income taxes, valuation allowance recorded against foreign tax credit carryovers, and a write down of the foreign tax receivable, partially offset by tax benefits related to untaxed income attributable to noncontrolling interests and federal research tax credits.

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests:

	Three Months Ended		Nine Months Ended
(U.S. dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$46,481	$45,874	$110,963	$125,191
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	30,371	48,856	89,845	111,732
Adjusted EBITDA attributable to noncontrolling interests	7,540	6,071	18,010	15,535
Total Adjusted EBITDA	$84,392	$100,801	$218,818	$252,458

Federal Solutions

	Three Months Ended		Variance		Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2021	September 30, 2020	Dollar	Percent	September 30, 2021	September 30, 2020	Dollar	Percent
Revenue	$499,291	$498,156	$1,135	0.2%	$1,394,035	$1,457,937	$(63,902)	-4.4%
Adjusted EBITDA attributable to Parsons Corporation	$46,481	$45,874	$607	1.3%	$110,963	$125,191	$(14,228)	-11.4%

Federal Solutions revenue for the three months ended September 30, 2021 compared to the corresponding period last year was flat primarily due to increases from business acquisitions of $51.6 million, offset by a decrease in business volume from program completions and wind-downs.

The decrease in Federal Solutions revenue for the nine months ended September 30, 2021 compared to the corresponding period last year was primarily due to a decrease in business volume from program completions and wind-downs, a reserve taken on a program, and the competitive hiring environment for cleared personnel. The decreases were partially offset by increases from business acquisitions of $111.9 million for the nine months ended September 30, 2021, respectively.

Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the three months ended September 30, 2021 compared to the corresponding period last year was flat primarily due to offsetting increases related to acquisitions and decreases in business volume.

The decrease in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the nine months ended September 30, 2021 compared to the corresponding periods last year was primarily related to a $6.9 million net impact from a reserve taken on a program during the second quarter of 2021, compared to a $9.0 million incentive fee recognized during the second quarter of 2020, partially offset by an increase related to acquisitions.

Critical Infrastructure

	Three Months Ended		Variance		Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2021	September 30, 2020	Dollar	Percent	September 30, 2021	September 30, 2020	Dollar	Percent
Revenue	$456,759	$506,080	$(49,321)	-9.7%	$1,316,068	$1,496,751	$(180,683)	-12.1%
Adjusted EBITDA attributable to Parsons Corporation	$30,371	$48,856	$(18,485)	-37.8%	$89,845	$111,732	$(21,887)	-19.6%

The decrease in Critical Infrastructure revenue for the three and nine months ended September 30, 2021 compared to the corresponding periods last year was primarily due to a decrease in business volume from program completions, lower pass through revenue, and write downs on projects during the second and third quarters of 2021.

The decrease in Adjusted EBITDA attributable to Parsons Corporation in Critical Infrastructure for the three months ended September 30, 2021 was primarily due to decrease in equity in earnings of unconsolidated joint ventures of $7.5 million, a write down on a project, and an increase to SG&A.

The decrease in Adjusted EBITDA attributable to Parsons Corporation in Critical Infrastructure for the and nine months ended September 30, 2021 was primarily related to write downs on projects and a decrease in business volume.

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

As of September 30, 2021, we believe we have adequate liquidity and capital resources to fund our operations, support our debt service and support our ongoing acquisition strategy for at least the next twelve months based on the liquidity from cash provided by our operating activities, cash and cash equivalents on-hand and our borrowing capacity under our Revolving Credit Facility. We do not anticipate that the COVID-19 pandemic-related economic impacts will impair our ability to continue to maintain compliance with our debt covenants or access available borrowing capacity from our banks.

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

Accounts receivable is the principal component of our working capital and is generally driven by revenue growth. Accounts receivable reflects amounts billed to our clients as of each balance sheet date and receivable amounts that are currently due but unbilled. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels. Net days sales outstanding, which we refer to as net DSO, is calculated by dividing (i) (accounts receivable plus contract assets) less (contract liabilities plus accounts payable) by (ii) average revenue per day (calculated by dividing trailing twelve months revenue by the number of days in that period). We focus on collecting outstanding receivables to reduce Net DSO and working capital. Net DSO was 68 days at September 30, 2021 and 69 days at September 30, 2020. Our working capital (current assets less current liabilities) was $525.9 million at September 30, 2021 and $655.7 million at December 31, 2020.

Our cash, cash equivalents and restricted cash decreased by $210.5 million to $276.7 million at September 30, 2021 from $487.2 million at December 31, 2020.

The following table summarizes our sources and uses of cash over the periods presented (in thousands):

	Nine Months Ended
	September 30, 2021	September 30, 2020
Net cash provided by operating activities	$115,714	$113,439
Net cash used in investing activities	(230,464)	(36,077)
Net cash (used in) provided by financing activities	(95,665)	345,090
Effect of exchange rate changes	(97)	(69)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(210,512)	$422,383

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

Net cash provided by operating activities increased $2,275 for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The change in net cash from operating activities is attributable to a $39,283 increase in cash inflows from our working capital accounts (primarily from accounts receivable and contract assets offset by accrued expenses, accounts payable and prepaid expenses and other assets), partially offset by a $(35,309) decrease in net income after adjusting for non-cash items.

Investing Activities

Net cash used in investing activities consists primarily of cash flows associated with capital expenditures, joint ventures and business acquisitions.

Net cash used in investing activities increased $194.4 million for the nine months ended September 30, 2021, when compared to the nine months ended September 30, 2020, primarily due to the use of $189.6 million, net of cash acquired, for the acquisition of BlackHorse Solutions on July 6, 2021, and the use of $8.4 million, net of cash acquired, for the acquisition of Echo Ridge on July 30, 2021. The Company had no business acquisitions during the nine months ended September 30, 2020. Net cash used in investing activities also increased due to increased investments in unconsolidated joint ventures of $28.1 million, partially offset by proceeds from sale of investments in unconsolidated joint ventures of $14.3 million and a decrease in cash used for capital expenditures of $16.4 million.

Financing Activities

Net cash (used in) provided by financing activities is primarily associated with proceeds from debt, the repayment thereof, and distributions to noncontrolling interests.

Net cash used in financing activities increased $440.8 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The change in cash flows from financing activities is primarily due to repayment of the $50.0 million Series A tranche of our Senior Note during July 2021 and $348.5 million of net proceeds from the issuance of Convertible Senior Notes during the nine months ended September 30, 2020. The Company also had larger distributions to noncontrolling interests of $32.8 million.

Letters of Credit

We have in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated to $221.2 million as of September 30, 2021. Letters of credit outstanding under the Credit Agreement total $45.0 million.

Recent Accounting Pronouncements

See the information set forth in “Note 3—Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” in the notes to our consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate risks related to the Company’s Revolving Credit Facility. As of September 30, 2021, there were no amounts outstanding under the Revolving Credit Facility.  Borrowings under the new Credit Facility effective June 2021 bear interest at either a eurocurrency rate plus a margin between 1.0% and 1.625%, or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%, both based on the leverage ratio of the Company at the end of each quarter. Prior to June 2021, interest on borrowings under the Credit Facility were at either the base rate (as defined in the Credit Agreement), plus an applicable margin, or LIBOR plus an applicable margin. The applicable margin for base rate loans was a range of 0.125% to 1.00% and the applicable margin for LIBOR loans was a range of 1.125% to 2.00%, both based on the leverage ratio of the Company at the end of each quarter. The rates on September 30, 2021 and December 31, 2020 were 1.84% and 1.87%, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures

Our management carried out, as of September 30, 2021, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2021, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2021, the House Ways and Means Committee approved the tax portion of a budget reconciliation bill that would significantly revise US income tax rules. Although it is uncertain if some or all of the identified provisions will be enacted, a change in U.S. tax law may materially and adversely impact our income tax liability, provision for income taxes, and effective tax rate.

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

In September 2021, President Joseph R. Biden issued an Executive Order requiring all employers with at least 100 employees to ensure that their employees are fully vaccinated or require unvaccinated workers to get a negative test at least once a week, subject to certain exceptions. The currently scheduled date for compliance with the Executive Order is December 8, 2021.  It is currently not possible to predict with certainty the exact impact this new regulation will have on the Company.  As a company with more than 100 employees and large number of contracts with the United States government and its agencies, we would be required to mandate COVID-19 vaccination of our workforce or our unvaccinated employees would require weekly testing.  This may result in employee attrition.  If we were to lose employees, it could have a material adverse impact on future revenues and costs, which could be material.  Accordingly, the proposed new regulation when implemented could have a material adverse effect on our business and results of operations.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parsons Corporation

Date: November 3, 2021	By:	/s/ George L. Ball
George L. Ball
Chief Financial Officer
(Principal Financial Officer)