Form 10-K
period 2021-12-31
PARSONS CORP
filed 2022-02-23
CIK 275880

Ve the

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2021, was $4.0 billion.

The number of shares of Registrant’s Common Stock outstanding as of February 12, 2022 was 103,666,798.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Parsons’ 2022 Proxy Statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

iii

PART I

Item 1. Business.

Overview

Parsons is a leading provider of the integrated solutions and services required in today’s complex security environment and a world of digital transformation.  Under our vision to “create the future” of national security and critical infrastructure, we deliver innovative technology-driven solutions to customers worldwide.  We are uniquely positioned to leverage the depth of experience and expertise from across the company and the markets in which we operate to bring solutions to our customers’ most challenging problems and critical needs – our One Parsons approach.

We have developed significant expertise and differentiated capabilities in key areas of cybersecurity, intelligence, missile defense, C5ISR (Command, Control, Computers, Communications, Cyber, Intelligence, Surveillance and Reconnaissance), space, transportation, water/wastewater, and environmental remediation.  By combining our talented team of professionals and advanced technology, we solve complex technical challenges to enable a safer, smarter more secure and more connected world.

Since our founding nearly 80 years ago, we have built our reputation and business on our ability to successfully transform while leveraging innovative technologies to meet our customers’ needs and grow our business.  Whether our customers need a first-of-a-kind advanced missile development and testing facility, an enterprise boundary defense system that uses artificial intelligence to identify and mitigate zero-day cyberattacks, or an innovative solution to perform end-to-end COVID testing and tracking, we deliver for our customers. We seek to grow by offering our clients differentiated solutions derived from strategic hiring combined with research and development investments, as well as targeted acquisitions of advanced technology companies. We have developed longstanding relationships with customers such as the U.S. military and intelligence agencies and state and local governments and agencies.

Our One Parsons approach brings together capabilities and innovations from across markets to provide integrated solutions for our customers.  Organizationally, we operate in two reportable segments, Federal Solutions and Critical Infrastructure, with revenue contribution of 52% and 48%, respectively, and adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) contribution of 53% and 47%, respectively, for fiscal 2021. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Results” for further discussion on our segments.

Federal Solutions:    Our Federal Solutions segment is an advanced technology provider to the U.S. government, delivering timely, cost-effective solutions for mission-critical projects. We provide critical technologies, including cybersecurity; missile defense systems; C5ISR; space launch, ground systems and operations; geospatial intelligence; signals intelligence; nuclear and chemical waste remediation; and engineering services.  The U.S. government and its agencies represent substantially all of the revenue of our Federal Solutions segment. These U.S. government agencies include the United States intelligence community, the U.S. Department of Defense, including military services, and Missile Defense Agency, the Department of Energy, the Department of Homeland Security and the Federal Aviation Administration.

Critical Infrastructure:    Our Critical Infrastructure segment provides integrated design and engineering services for complex physical and digital infrastructure around the globe. We are a technology innovator focused on next generation aviation; rail and transit; bridges, roads and highways; leveraging sensors and data to drive smart sustainable infrastructure. Our capabilities in environmental remediation, water and wastewater treatment systems, and project management allow us to deliver value to our customers by employing advanced technologies, improving timelines and reducing costs while reducing environmental impacts and improving the quality of life. We serve a diverse global customer base including federal, state, municipal and industry customers, and private sector infrastructure owners, such as the transportation authorities for the cities of Los Angeles, New

York, and Paris, the state of New Jersey, AMTRAK, CSX, Metrolinx (Ontario, Canada), Riyadh Metro, Dubai Roads and Transportation Authority (Dubai RTA), and the Abu Dhabi Municipality.

Advances in technology and global awareness and focus on sustainability are dramatically shifting the operating landscape across our markets. Governments and companies are grappling with pressing challenges ranging from confronting increasingly sophisticated cybersecurity threats to upgrading aging infrastructure to reducing environmental footprint and impact. To address these challenges, our customers are seeking smart technology-enabled solutions to enhance and transform their systems performance. Our wide-ranging capabilities enable us to provide our services, products and solutions across the national security and critical infrastructure markets, and we believe we are well positioned to benefit from the trends in these markets. We have capabilities in the following four areas that span our two segments and four business units:

Systems Integration:    We provide engineering services and technology for large digital and physical systems with high technical complexity. We lead projects from concept development through design, implementation, testing and verification, ensuring interoperability of these complex, disparate systems.

Program Management:    We provide expertise and technology to advance our customers’ execution of large, complex projects within their defined sustainability, technical, quality, time and cost parameters.

Design Engineering:  We provide advanced systems and infrastructure engineering design associated with missile systems infrastructure, nuclear waste processing facilities, environmental remediation, long-span bridges, rail and transit systems and other associated infrastructure.

Product Development:    We develop software and hardware across many domains and mission-specific applications. Our experienced engineers and developers design, develop, integrate, operate and sustain mission-critical software and hardware products for intelligence, defense and infrastructure customers.

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

Technology and our people are our most important assets, allowing us to consistently deliver for our customers and help them solve their most pressing challenges. Investment in key technological capabilities is core to our business and helps us to stay at the forefront of the evolving trends across our end markets. To meet the challenges of tomorrow, we are focusing our technology investment on artificial intelligence and machine learning, data processing and analytics, digital transformation, enterprise space ground systems and space operations, and command and control. The work of our diverse and collaborative, highly skilled and dedicated employees has enabled our long track record of continued innovation and execution on behalf of our customers. Our team of engineers, scientists, programmers and other specialists include PhDs and certified hackers and a large number of our skilled workforce hold government security clearances, which provides a competitive advantage for the highly technical and demanding work we perform.

In fiscal 2021, we generated revenues of $3.7 billion, net income attributable to Parsons Corporation of $64.1 million and Adjusted EBITDA of $309.7 million.  For a definition of Adjusted EBITDA and reconciliation to net income attributable to Parsons Corporation, see Item 6 – Selected Financial Data.

We achieved an overall win rate of 56.0% in fiscal 2021, 46.4% in fiscal 2020 and 37.4% in fiscal 2019, which includes strong re-compete win rates that exceeded 97% in 2021 giving us long-term certainty on key contracts.  As of December 31, 2021, our total backlog was $8.3 billion, an increase of 3.1% from December 31, 2020, due in part to the acquisition of Black Horse Solutions, Inc.

Our Services, Products and Solutions

Within each of our segments, we focus our solutions, products and services on the needs of customers in each of our business units. Parsons is differentiated by our people, processes and technology that work together to develop, rapidly prototype and deploy specialized hardware, software and infrastructure solutions to meet continually evolving customer missions and needs. With a culture driven by agility, innovation and collaboration, we deliver operationally proven capabilities in emerging technical areas, including advanced analytics, artificial intelligence/machine learning, cyber tools/platforms/operations, advanced sensing and command and control.  We perform systems integration, product development, program management and engineering across our segments and business lines.

Federal Solutions

Our Federal Solutions business provides engineering services, software and hardware products and integrated solutions. Federal Solutions consists of two business units: Defense & Intelligence (D&I) and Engineered Systems (ES). Our strategy is to deliver information dominance across all domains.

•

D&I—Our D&I business unit is organized into three related areas: mission solutions, engineering and technical services, and high consequence missions.  Our customers include the U.S. Department of Defense, the U.S. intelligence community, U.S. Cyber Command, the Department of Justice and the Department of Homeland Security. D&I is a mission partner for differentiated technical solutions, products, and services, delivering innovations in cyber, space, missile defense, multi-domain command and control, intelligence, surveillance and reconnaissance, electromagnetic spectrum dominance, and directed energy.  Our solutions are used to meet national security challenges from space to the tactical edge around the globe.

•

Mission Solutions – We provide software, hardware and technical expertise to clients across a variety of mission areas, including, but not limited to, space, missile systems, and warfighter applications.  Our customers include the Defense Intelligence Agency (DIA), multiple units within the U.S. Department of Defense (DOD), including the Special Operations Command (SOCOM), the United States Space Force, the Space Development Agency (SDA), the National Aeronautics and Space Administration (NASA), research laboratories and military services.

▪

We focus on providing small satellite launch and integration, satellite ground systems, fight dynamics, data fusion and analytics, platform system integration, directed energy, joint all-domain operations, and command and control systems.

▪

As an example, we are the prime contractor responsible for the DOD’s small satellite integration efforts through our Launch Manifest Systems Integration program with the U.S. Air Force and have successfully completed four of four launches.

▪

Representative products include our Command and Control Core (C2Core®) mission planning and tasking suite that links requests, effects and operational guidance in a unified database, and our Performance-Enhanced Airborne Reconnaissance Low (PeARL®) family of sensors that provides very high-resolution imagery to support operational requirements.

•

Engineering and Technical Services – We provide science, engineering, and technical services to a variety of government customers, including missile defense, space and all military service branches. Our customers include the DOD, including military services, the Missile Defense Agency (MDA), the National Geospatial-Intelligence Agency (NGA), and the National Reconnaissance Office (NRO).  Our solutions include integrated air and missile defense, geospatial intelligence, threat analytics, and space situational awareness.

▪

An example is our role as the prime Technical, Engineering, Advisory and Management Support (TEAMS) Next contractor for the MDA, where we provide engineering, analysis, and management support for the development of integrated and layered missile defense systems that defend U.S. and allied forces against ballistic, hypersonic, and cruise missile threats, and advance the agency’s integrated air and missile defense, command and control, and battle management and communications missions across all-domain battlespace.

▪	Another example is our work with NGA in providing automated capabilities to analyze, collect and expose geospatial intelligence content from the open-source environment.
▪

Our Parsons’ Universal Modeling and Analysis (PUMA) is our advanced M&S capability, capable of modeling a full-scale joint domain command and control (JADC2) environment from detailed sensor models to adversary weapons platforms, all recreated in a high-fidelity 3D simulation.

•

High-Consequence Missions – We provide capabilities across the digital landscape, including full-spectrum cyber, information operations, electronic warfare, multi-domain operations, mission support and national to tactical operations.  Our customers include the U.S. intelligence community, U.S. Cyber Command, DOD research laboratories, and military cyber services.  The acquisition of BlackHorse Solutions allows us to capitalize on quickly evolving Information Operations and converged cyber and electronic warfare missions for national security and DOD customers.

▪

Cyber solutions and products augment and automate full spectrum cyber operations, including our Automated Management Solutions (AMS), a software framework that integrates disparate cyber capabilities, tools and infrastructures into a common system architecture that assists military cyber operators with conducting worldwide military cyber operations.  We develop and maintain enterprise platforms used by the DOD to perform network analysis and vulnerability assessments for defensive missions.

▪

Our tools and products are used across a wide variety of electronic warfare operations, including commercial cellular survey, automated signal identification and characterization using Artificial Intelligence/Machine Learning (AI/ML), signal modeling and simulation used for radio frequency (RF) ranges and test and evaluation centers using our TReX platform, and integrated RF and cyber solutions to deliver effects from long standoff distances.

▪

We conduct vulnerability research and resiliency solutions for existing weapon systems, critical infrastructure and space systems, while supporting the development and integration of next generation electronic warfare capabilities.  We also develop analysis and anomaly detection tools for radio frequency and airborne communications.

▪

We develop tools and tradecraft to conduct Information Operations across the physical and cyber domains, giving customers complete situational awareness for force protection and decision making with the Information Environment.

•

ES—Our ES business unit focuses on advanced technology services for complex energy and chemical systems, aviation, life sciences and bio-surveillance systems, environmental remediation, security and protection systems, and associated complex infrastructure. Representative customers include the Department of Energy (DOE), the Defense Threat Reduction Agency (DTRA), the Department of Homeland Security (DHS), the U.S. Army Corps of Engineers (USACE), the Federal Aviation Administration (FAA), the National Aeronautics and Space Administration (NASA), the United States Postal Service (USPS), the Department of Labor (DOL) and the Jet Propulsion Laboratory (JPL). Representative offerings include nuclear waste processing and treatment, weapons of mass destruction elimination, munitions destruction, remediation of unexploded ordinances and hazardous, toxic, reactive wastes, architectural and engineering design, program and project management, infectious disease control analytics and data protection.

•

Our expertise includes designing and implementing first of a kind processing and production facilities, technology deployment in response to pandemic outbreaks, and delivery of solutions addressing resiliency, security and sustainability, as well as delivery of highly complex infrastructure in challenging environments and geographies.

•

Representative programs include the National Science Foundation’s Antarctica Infrastructure Modernization for Science, the FAA Technical Services Contract, the DOE Salt Waste Processing Facility, the DTRA Cooperative Threat Reduction Integrating Contract, and the Radford Army Munition Plant Energetic Waste Incinerator.

We completed two acquisitions in 2021 which strengthened the capabilities of our Federal Solutions organization.  On July 6, 2021, we acquired Black Horse Solutions, Inc. for $205 million.  The strategic acquisition expands Parsons’ capabilities and products in next-generation military, intelligence and space operations, specifically in cyber, electronic warfare and information dominance.  BlackHorse Solutions’ technology is shaping the future of information dominance and converged military operations by unifying cyber, electromagnetic warfare, and information operations for the Department of Defense and Intelligence Community customers.  BlackHorse Solutions also provides autonomous and distributed detection, identification, exploitation and the defeat of today’s most complex communications.  Further, on July 30, 2021, we acquired Echo Ridge, LLC for approximately $9 million.  Echo Ridge adds position, navigation, and timing devices; modeling, simulation, test and measurement tools; and deployable software defined radio products and signal processing services to Parsons’ space portfolio.

Critical Infrastructure

Our Critical Infrastructure business provides planning, engineering, program management, and digital solutions. It is focused on two business lines: Mobility Solutions (MS) and Connected Communities (CC). Our growth strategy includes leveraging our portfolio of sophisticated engineering solutions and technologies for complex physical infrastructure projects. We are expanding our portfolio in key emerging growth areas, including integrated transportation systems, smart mobility, environmental remediation, and water/wastewater treatment.

•

CC—Our CC business unit includes intelligent transportation systems, energy, environment, aviation, rail and transit, as well as our software house and digital transformation organization.  Our customers include state and local governments, smart city developers, and private sector infrastructure owners, such as the transportation authorities for the cities of Los Angeles, New

York and Paris, the states or provinces of Georgia, Ontario and Texas and rail and transit entities, including AMTRAK, CSX, Metrolinx (Ontario Canada), and the WMATA. Technology capabilities include AI/ML, cloud, digital twins, cyber, systems integration, intelligent transportation network software, vehicle inspection data analytics software, automated people mover, baggage handling systems and autonomous vehicle integration.

•

Parsons provides integrated traffic solutions for arterials, smart intersections, airport landside, ports and tolling integrators.  An example is our role as provider of Advanced Traffic Management Systems, or ATMS, through our iNET™ platform. Since the first deployment in 2007, iNET® has been delivered to twenty-four state Departments of Transportation, twenty-two cities, eight county agencies, seven toll agencies, and seven different countries.

•

For aviation, we play a critical role as program manager for global airports.  We are the program manager of the environmentally sensitive Diamond Head Extension Program at Honolulu International Airport, the Houston Airport System, and the Landside Access Modernization Program for Los Angeles International Airport.

•

Our rail and transit capabilities include systems optimization, communications-based train control, rail system design and system assurance. We have more than six decades of experience in this market and have supported over 400 rail and transit customers.  Key programs included Edmonton light rail transit (as part of the Marigold Infrastructure Partners  consortium) and the Bay Area Rapid Transit Communications-Based Train Control.

•

Our Energy and Environment group delivers engineering, program management and environmental solutions to private sector industrial clients and public utilities.  Customers are diverse and include chemical, energy, utility, communications, manufacturing and provincial agency customers.  Our capabilities include environmental remediation, process engineering and program management of capital projects.  We have a unique offering in this space, as Parsons understands our customers’ domains and can deliver advanced technology solutions, including cyber-physical security, environmental remediation, geospatial intelligence and 3D image processing, and application of virtual augmented reality.

•

MS— Our MS business unit provides planning, engineering and management services for complex infrastructure, including bridges and tunnels, roads and highways, water and wastewater, dams and reservoirs. Within our diverse customer base, our customer relationships include states (e.g., Texas, Florida, California, Colorado, Washington, Georgia, Illinois, New York, and New Jersey), cities and Canadian provinces and territories (e.g., Ontario, British Columbia, Quebec and Alberta), water and wastewater authorities, and Middle East customers (e.g., the Kingdom of Saudi Arabia Royal Commission, Riyadh Metro, Dubai RTA, and the Abu Dhabi Municipality).  Our capabilities include technologies in long-span bridges, tunnels, building Information modeling, and water/wastewater.

•

Examples of our design capabilities are our role as the leading designer of the Tacoma Narrows Bridge, the largest twin tower suspension bridge in the world, lead designer for the Goethals bridge connecting Staten Island, NY, and Elizabeth, NJ, and lead designer for the Federal Way link extension for Sound Transit in Seattle.

•

For program management, we are part of the Riyadh Metro Transit Consultants responsible for program management of the Riyadh metro system, the largest metro system under development in the world.  In addition, we are the program manager for the California Delta Water Conveyance Modernization Project, a multi-billion environmentally compliant water transfer project to improve water supply sustainability and reliability for human and environmental uses.

Our Market Opportunities

Technology revolution and environmental impact is driving a swift pace of change, resulting in ongoing societal transformation, complicated geopolitical dynamics, a shifting threat landscape and the globalization of commerce. To address this evolving landscape, our customers are actively seeking technology-enabled solutions at the speed of relevancy to upgrade and transform assets and operations. The below trends are key growth drivers in both our Federal Solutions and Critical Infrastructure segments.

Defense Spending Remains a Priority of the national agenda due to the reemergence of long-term strategic peer competition, which has been cited in the National Defense Strategy as the primary concern for U.S. national prosperity and security. This reemergence has resulted in increased global disorder and a security environment, defined by rapid technological change, which may be more complex than ever before. We believe the U.S. Department of Defense and intelligence community will continue to invest in cyber, space, C5ISR, and missile defense.

Cybersecurity is Mission Critical to U.S. National Security and cybersecurity threats are increasing in volume and sophistication as global connectivity and the rise of social media have led to an explosion in the amount of available and exploitable data. The recent SolarWinds hacking incident is a noteworthy example, and attacks on our critical infrastructure continue to rise.  The Center for Strategic and International Studies estimates that threats from hacks, cyber criminals, foreign governments, malicious insiders and corporate espionage have a $600 billion annual global cost impact. The proliferation of mobile devices, smart devices and cloud computing has vastly increased the need for enterprise-wide risk-based cybersecurity programs and governments have become increasingly aware of the need for a proactive approach to the risk of cyber-attacks. We believe that this market will continue to grow in response to the shifting threat landscape and recent high-profile attacks, including SolarWinds.

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

Global Infrastructure Needs Significant Replacements and Technology-Driven Upgrades. Aging physical infrastructure is strained by the swift pace of technological change combined with heightened new expectations for sustainability and environmental impact.  Furthermore, modernized infrastructure is important to recover from unexpected disasters caused by climate change.  The United States infrastructure needs exceed $2 trillion according to the American Society of Civil Engineers, for roads, highways, bridges, water/wastewater and other infrastructure needs.  The Infrastructure Investment and Jobs Act (IJJA) has increased funding for roads and highways, bridges, rail and transit, and aviation.  Additionally, global infrastructure is aging and there is demand in other regions, including Canada, the Middle East and Europe.  Critical infrastructure, specifically transportation infrastructure that is essential to national economic and security concerns including airports, bridges, and rail and transit systems, is particularly vulnerable. We believe that a focus on safety, sustainability and environmental impacts will continue to drive replacement of aging infrastructure with newer, smarter and more sustainable infrastructure with an increased focus on connectivity.

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

Transformation of Legacy Service Delivery Models through Technology and Digital Transformation. Historical capital project management is changing with the introduction of cloud-connected computer-aided design, automation, big data, machine learning and other technologies. The introduction of these new technologies allows industry participants to reimagine existing value chains, address integrated lifecycle objectives, assure human rights are observed in their supply chains, provide environmentally sensitive and sustainable solutions, boost productivity and streamline project management. Industry participants that have the capability to embrace these new technologies to enhance their capability and service offering to higher value solutions will be well positioned to assist governments and communities in their transformation.

Change equals opportunity, and Parsons is well-positioned to serve a large array of diverse global customers. Across a broad set of industries, we provide smart and agile solutions that create the future for our national security and critical infrastructure customers as they adapt to the rapid changes of a more interconnected and technology-driven world.

Our Competitive Strengths

Proven Track Record

Our proven track record is a result of our strong performance, the dedication of our employees and our longstanding customer relationships. We focus on being a company that delivers on its promises, holds integrity at the highest level and successfully assists our clients as they execute their most complex missions. Driven by our integrated people, processes and technology approach, we have a reputation for innovation and delivering mission outcomes for our customers’ most important endeavors.

Our differentiated business model has driven high win rates with strong book-to-bill, expanded bottom line performance, record backlog levels and low capital requirements. We achieved average award and incentive fees of 93% in fiscal 2021 and average award and incentive fees of 89% in fiscal years 2020 and 2019. Incentive fees are fees earned for achievement of certain performance criteria included in our contracts, such as achievement of target completion dates or target costs, and our incentive fees average is calculated as the actual incentive fees achieved as a percentage of incentive fees expected to be earned in the applicable period. In addition, we achieved a win rate of 55.9% in fiscal 2021, 46.4% in fiscal 2020 and 37.9% in fiscal 2019, for new awards that we bid on (including a win rate on re-compete contracts and task orders in the Federal Solutions segment of 97.2% in fiscal 2021, 85.4% in fiscal 2020 and 84.9% in fiscal 2019). In fiscal 2021, our Federal Solutions revenues decreased 1.2% and our Critical Infrastructure revenues decreased 11.7% year-over-year. As of December 31, 2021, our backlog was $8.3 billion, up 3.1% from year end fiscal 2020.

Long-Term Customer Relationships

We maintain long-term relationships with key government and commercial customers, many of which span over 40 years. For example, in the Federal Solutions segment, we have been providing support to the MDA for over 30 years with over 1,000 personnel imbedded with the customer.  We have provided services to the Department of Energy for over 50 years on a variety of projects, including work on DOE’s Loan Guarantee Program that funds renewable and clean energy projects, and have over 20 years of support with the United States Space Force customers. In the Critical Infrastructure segment, we have supported the WMATA for over 50 years and have served as Program Manager for Yanbu Industrial City for over 43 years.

These longstanding relationships give us the insight and customer intimacy to align our research and development investments based on customer needs and enable high win rates for prime contract positions on the most technically demanding assignments. We believe that our position as a recognized leader in integrity, innovation, operational efficiency, safety and security, environmental and health, and our ability to deliver exceptional quality has resulted in a high level of re-compete wins and has driven substantial customer loyalty. Market segments including cybersecurity, missile defense, C5ISR, space systems and connected cities require leading-edge technologies and extensive technical know-how, and necessitate consistently exceptional performance, thus further entrenching us with our key customers and driving our long-term relationships.

Technology Innovation

To solve the world’s toughest technical challenges, we are committed to delivering the world’s smartest solutions.  As innovators, we combine unique technology solutions with deep domain expertise to stay ahead of our competition and our customers’ national security and critical infrastructure needs.  Leveraging our vast capability portfolio, we have deployed our technology-enabled solutions in over 30 countries with more than 1,800 customers utilizing our solutions across the federal and critical infrastructure markets.

With a rich history and deep domain expertise in market areas such as rail, transit, aviation, environmental remediation, space mission engineering, cyber and C5ISR, we apply advanced solutions that leverage emerging and enabling technologies, such as edge computing, cloud and native platforms, advanced data analytics, cybersecurity, and AI/ML.

Leveraging our agile innovation framework and a cadre of seasoned domain experts, solutions architects, and technologists, we seek out customer challenges and lead with innovative solutions to drive growth.  Additionally, through our acquisitions, we continue to enhance our overall capability offerings in innovative ways, providing more robust solutions that meet our customers’ most challenging needs.

Environmental Sustainability and Resiliency Excellence

Delivering a safer, healthier and more connected world means a focus on environmental sustainability, resilience, conservation and lifecycle impacts.  For Parsons, sustainability is a core value.  We provide services to plan, design and support complex sustainable projects for our customers across the markets we serve, including transportation (aviation, rail and transit, intelligent transportation systems), ports, buildings, environmental remediation, and water/wastewater treatment.

With over 233 sustainability accreditations, we deliver resilient infrastructure, green building and renewable energy programs and projects that utilize best industry practices, as well as utilize leading edge technology and tools to provide environmental remediation.  We work with customers to achieve and obtain the highest possible ratings within the LEED, Envision, Estidama, and other ratings worldwide.

We are proud to work with customers, such as the Indiana Finance Authority, on the first bridge and tunnel project to achieve Envision recognition, and we have obtained LEED certifications of transit and aviation facilities with customers in the United States, United Arab Emirates and the Kingdom of Saudi Arabia.

Scalable and Agile Business Offerings

Our scalable and agile offerings enable us to satisfy robust and evolving customer needs. The demanding environments where we operate are characterized by a need for high-confidence solutions, widespread application needs and mission critical outcomes. We pride ourselves on providing agile technologies through inventive and refined processes that provide quality outcomes to our customers on time sensitive projects. Our domain knowledge of our customers’ current and emerging requirements enables us to deliver responsive, high-quality solutions on time. By having the ability to respond to customers’ requirements with global deployment capability, we are well positioned to be a single-source contractor for many of our customers’ needs.

Our technologies and platforms are designed to be applicable across end user markets and sub-markets. This approach allows for scalable solutions that can be quickly and seamlessly integrated into multiple customer applications, regardless of geography or industry, allowing us to deploy a given service or platform across multiple markets.

World Class Talent

Our most important asset is our diverse team of talented employees, nearly 15,500 as of December 31, 2021, whose technical expertise is sought by our clients for their most sophisticated applications and challenges. As an employer of choice, Parsons has won several awards for its commitment to diversity, equity and inclusion, and we provide opportunities for training, upskilling and internal mobility for all employees.  Our base of diverse, committed and passionate experts is critical to delivering our leading capabilities. Our employees choose us and stay with us for the opportunity to collaborate with our customers, deploy our expansive technical resources, rapidly bring bold ideas to market and work on leading solutions to enable a better world.

Our professionals are highly educated, with a wide range of technical acumen and in-depth domain knowledge and expertise. Our employees hold more than 17,000 degrees and professional credentials, including those with registrations and certifications in technical areas like Agile methodology, Project Management, Engineering, Environmental, Architecture, Technology and Security as of December 31, 2021.  Our diverse teams understand our clients and are comprised of technology subject matter experts and professionals with deep knowledge and experience.

Our management team has significant experience executing strategies for delivering profitable growth and is recognized for operational excellence and leadership integrity. They possess diverse leadership capabilities in the markets we serve and the solutions and technology we deliver.

Demonstrated Ability to Identify and Execute Acquisitions to Transform our Business

Strategic acquisitions that augment our technology offerings and capabilities are a key tenet of our growth strategy. We have completed seven strategic acquisitions since 2017, all within our Federal Solutions business segment, which collectively provided us with a wide variety of complementary technology capabilities, with an aggregate purchase price in excess of $1.5 billion. This highlights our ability to successfully identify and execute on attractive opportunities to augment our leading technical offerings. These acquisitions include:

•

BlackHorse Solutions, Inc.: Acquired July 6, 2021 at a purchase price of $205 million.  Black Horse expands Parsons’ capabilities and products in next-generation military, intelligence, and space operations, specifically in cyber, electronic warfare, and information dominance.  Black Horse’s technology is shaping the future of information dominance and converged military operations by unifying cyber, electromagnetic warfare, and information operations for the Department of Defense and Intelligence Community customers.  The company also provides autonomous and distributed detection, identification, exploitation and the defeat of today’s most complex communications.

•

Echo Ridge LLC: Acquired on July 30, 2021 at a purchase price of $9 million.  Echo Ridge adds position, navigation, and timing devices; modeling simulation, test and measurement tools; and deployable software defined radio products and signal processing services to Parsons’ space portfolio.

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
•

Polaris Alpha: Acquired in 2018 at a purchase price of $489.1 million, Polaris Alpha is an advanced, technology-focused provider of innovative mission solutions for national security, intelligence, defense and other U.S. federal customers. With leading technologies in artificial intelligence/machine learning, cloud computing, command and control and data analytics, Polaris Alpha has long-term customer relationships and is known as a technology disruptor.

•

Williams Electric.  Acquired in 2017 for a purchase price of $26.4 million.  Williams Electric provides industrial control system security, including utility monitoring systems and electronic support systems for customers, including the Army Corps of Engineers and the Smithsonian Institute.

We maintain a robust acquisition pipeline and are continually evaluating potential opportunities for disciplined growth by acquisition to further transform our business.

Our Strategy for Growth

Our growth strategy is to create the future of national security and critical infrastructure, while moving up the value chain as a solutions integrator and software provider.  The future is full of possibility, and the defense, intelligence, and critical infrastructure markets are where we can collectively shape what tomorrow will look like.  Our goal is to help create a safer, healthier, more sustainable, more connected and more secure world.

In a complex security environment with adversaries challenging on every domain and an economy driven by digital transformation, Parsons leverages innovative technologies to deliver integrated solutions at the speed of relevance.  Our global integrated solutions span all domains (sea, land, air, space and cyberspace), ensuring information dominance and smart, sustainable infrastructure.

To create the future, we focus on people-first, “get-to-yes” and having top positions in high-growth, sustainable markets.  These include hiring, retaining, and developing our employees, continually enhancing and optimizing our core business processes, resourcing and capitalizing on our high-growth markets and acquiring and integrating companies that possess transformative and disruptive technologies.

People First

Driven by a high-purpose culture, we recognize that our people are key to our operating model to develop and deliver the technology to support our customers’ critical missions.  We are committed to attracting, retaining, and developing a diverse and inclusive workforce by having a:

•	Culture of employee engagement at all organizational levels
•	Work environment that promotes training, mentoring, and career development planning
•	Differentiated benefits, including flexible work hours, remote work options, and an employee stock ownership plan
•	Dual technical career path that leads to positions as Chief Technology Officer and/or Technical Fellow
•	Diversity, Equity and Inclusion (DEI) program that is driven by employee enterprise business groups
•	“Parsons Gives Back” program to support our communities and promote volunteering
•	Hiring strategy outside of high-employment zones
•	Robust university relations and intern program to help shape the next generation of leaders and promote diversity
•	Internal mobility program that rotates people from one business unit or segment to another

“Get to Yes”

By “getting to yes”, we enable the delivery of agile, innovative, and transformative solutions to our customers.  We seek to enhance and optimize our core business and improve our financial performance, including revenue growth, margin expansion and positive cash flow, using the following strategies:

•	Developing a company-wide agile framework to enable responsive solutions delivery
•	Promoting collaboration and cross-company sharing to drive informed, timely decision making
•	Aligning goals through shared one-company objectives
•	Leveraging digital transformation to improve our internal processes and deliver an improved customer experience
•	Cross-selling new solutions to our existing customers and existing solutions to new customers.
•	Promoting a culture that enables employees to drive technology and business model innovation

•	Streamlining operations and processes to optimize performance delivery and reduce overhead expenditures
•	Rigorously managing our working capital to maximize cash flow
•	Committing to Environment, Social and Governance (ESG) improvement for both Parsons and our customers

Top Positions in High-Growth, Sustainable Markets

We have a balanced portfolio between national security and critical infrastructure and diverse range of end markets.  We recognize the importance of driving business focus and will resource/invest in areas where we believe Parsons can have a top position in markets that are high-growth, profitable, and enduring.  These include cybersecurity, C5ISR, space, missile defense, transportation, environmental remediation, and water/wastewater treatment.  We utilize the following strategies, among others, towards achieving this goal:

•	We continuously evaluate and shape our portfolio to divest, exit and de-emphasize lower-performing businesses and markets.
•

We invest in critical, differentiated technology areas, including remote sensing, joint all domain operations, space operations, cybersecurity, data analytics, command and control, environmental remediation and smart mobility.

•	We seek continuous expansion in our focused high-growth markets:
o	Cybersecurity – Continue our growth momentum by offering end-to-end solutions, tools, operations and platforms for our U.S. Department of Defense and Intelligence Community customers.
o

Space - Extend our space situational awareness, small satellite integration and payload, command and control and enterprise ground systems to our current space customers and to new space and geospatial customers in the government and commercial space markets.

o	C5ISR – Move up the value chain to a large-scale integrator of C5ISR systems and diversify our customer base.
o	Missile Defense – Support our customer’s integrated air and missile defense strategy and deployment. Provide thought leadership in evolving areas, including hypersonic defense.
o

Transportation – Capitalize on the increased funding in the IIJA and increased global transportation and infrastructure spending to further our roads and highways, bridges, rail and transit, and aviation business.  Capitalize on broadband and environmental spend in areas where Parsons is differentiated.  Leverage technology to drive smart, sustainable infrastructure.

o	Environmental remediation – Leverage our specialized skill and experience with respect to remediating mines and oil wells and eliminating emerging contaminants.
o	Water/wastewater treatment – Apply our design capabilities and innovative technologies to modernize, upgrade and create new water/wastewater treatment systems.

Mergers and Acquisitions

We continue to pursue the acquisition and integration of high growth, technology driven companies which meet the following criteria:

•	Financial performance goals: >10% top line growth, >10% Adjusted EBITDA margin, and strong cash flow
•	Align to our focused markets
•	Technology differentiation: fill technology gaps, drive end-to-end solutions, move up the value chain, scale within and across our businesses and add valuable intellectual property rights

Our objective is to continue to transform our business into an integrated, full life-cycle systems integrator that delivers scalable solutions and drives revenue growth, expanded margins, and strong cash flows.

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

As of December 31, 2021, our total backlog was approximately $8.3 billion, consisting of $4.3 billion of funded backlog and $4.0 billion of unfunded backlog. We expect to recognize $2.9 billion of our funded backlog as of December 31, 2021 as revenues in the following twelve months. However, our government customers may cancel their contracts with us at any time through a termination for convenience or may elect to not exercise option periods under such contracts. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed.

Competition

The industries we operate in consist of a large number of enterprises ranging from small, niche-oriented companies to multi-billion-dollar corporations that serve many governmental and commercial customers. We compete on the basis of our technical expertise, technological innovation, our ability to deliver cost-effective multi-faceted services in a timely manner, our reputation and relationships with our customers, qualified and/or security-clearance personnel, and pricing. Our main competitors in Federal Solutions are U.S. federal systems integrators and service providers such as Booz Allen Hamilton, CACI International Inc, Leidos Holdings, Inc., ManTech International Corporation, Science Applications International Corporation, Lockheed Martin Corporation, Northrop Grumman Corporation, Peraton, and Raytheon Technologies. Our main competitors in Critical Infrastructure include AECOM, Jacobs Engineering Group Inc., Stantec, Tetra Tech, Inc., and WSP, as well as Kapsch and Opus in the Connected Communities market.

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

Human Capital Management

We are committed to enhancing our position as a leading employer in our industry. Our culture and reputation as a leading provider of technology-driven solutions in the defense, intelligence and critical infrastructure markets enables us to recruit and retain some of the best available talent across the globe.  We believe that we are stronger and smarter when we work together and celebrate our diverse backgrounds.  We believe in doing right by the communities we serve, and we have policies prohibiting discrimination (age, race or ethnicity, gender/gender identity, religion, sexual orientation or disability), child labor and human trafficking.  We believe that Parsons is the place for our diverse employees to make a difference. In 2021, we set a goal to enhance our gender diversity in the North America workforce and to enhance ethnic diversity in the U.S. workforce. We increased our diversity representation in the U.S. by 1.8% and continue to make progress for our female representation across Parsons.  This improvement was largely attributed to strong hiring in 2021 globally and lower overall attrition.  A high level of engagement among employees is reflected in our 2021 culture and engagement scores, which had over 40% participation and reflected significant improvements gained in survey areas such as overall employee satisfaction and collaboration among teams to achieve company goals and strong engagement scores with regard to managers supporting growth and development of employees, fostering a collaborative team environment where information and ideas are shared, and accountability from managers for high performance.

Our principal asset is our team of diverse employees.  A large percentage of our employees have technical and professional backgrounds and undergraduate and/or advanced degrees, with our employees holding more than 17,000 degrees and professional credentials, including registrations and certifications in technical areas such as Agile Methodology, Project Management, Engineering, Architecture, Green Building/Sustainability, Technology, and Security as of December 31, 2021.  Approximately 21% of our employees, including 57% of the employees in our Federal Solutions business segment, hold security clearances as of that date.  Of those holding such clearances in Federal Solutions, approximately 63% are Top Secret/Sensitive Compartmented Information Level clearances, which often require the completion of a polygraph.

In 2021, we focused on retaining and developing our employees on highly sought-after key programs as part of the knitting of our success.   Such programs include the mentoring program, Parsons Distinguished Recognition and Incentive Program (DRIVE), and the Parsons’ Fellows Program.

Mentoring: The Parsons mentoring program allows employees to cultivate skills, seek guidance and share professional experiences.  The program is open to all employees at all levels worldwide and is voluntary. The program launched in 2020 is designed to:

•	Increase a sense of connection, engagement and retention of key diverse talent
•	Sustain promotion and retention rates of diverse leadership talent
•	Expand networks and enhance career development opportunities

In 2021, Parsons recognized a 12.5% increase over 2020 mentor/mentee parings and increased the number of vice presidents participating in the program by 60% as compared to 2020 participation.

Recognition: Understanding recognition at all levels is key to management and retention.  We expanded Parsons Distinguished Recognition and Incentive (DRIVE) Program that celebrates employees who go above and beyond their work.  Launched in 2019, the program now has eight different award levels and is designed to reward employees who have made exceptional contributions to a program or project, or who have provided outstanding leadership or support to their teams, our clients, or our company as a whole, and serves to reinforce our commitment to our core values.  Over 4,500 awards were issued to employees in 2021, representing a nearly 33% increase over 2020 and the program continues to grow.  The DRIVE Program is open to all employees at all levels worldwide

Development: The Parsons’ Fellows Program recognizes our top technical experts and promotes innovation in solving our customers’ most difficult technical challenges.  It is a collaborative network of over forty selected motivated and passionate subject matter experts working to solve technical challenges through either strategic research and development or through the development of long-term technical policies and best practices.  The program defines its success through engagement, mentorship, and retention.  Every benefit that collaboration among the Fellows offers is expressed by the idea that the individual is brilliant, but a group of brilliant individuals acting as one can be more powerful and enable Parsons to accomplish even more in our quest to deliver a better world.

In addition to the Fellows Program, Parsons has a wealth of training and development opportunities that cover topics such as ethics and integrity, safety, inclusion and diversity, information security, program management, agile methodology and more.

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

In 2017, we launched our Inclusion and Diversity (I&D) Task Force with executive sponsorship from the Board, our CEO, our President and COO, and our Chief Human Resources Officer.  The task force’s objectives are to support the attraction, inclusion, promotion, development, and retention of talent.  In 2021, we changed the name from Inclusion and Diversity to Diversity, Equity, and Inclusion (DEI), adding equity to the name to ensure we also have a focus on the fair treatment of all employees.  The overall DEI Council consists of 44 diverse members serving as committee members, ambassadors and employee business resource group leaders throughout the organization, who demonstrate leadership and infuse their passion for inclusion, equity and diversity into our corporate culture and engage all employees through ongoing awareness communications and training, activities, and events.  Within the task force, subcommittees support the development and implementation of initiatives identified by the Board, the Executive Leadership Team and employee business resource groups that continue to advance our inclusion and diversity objectives.  The task force has the following subcommittees:

•	Metrics – Measure the success of inclusion and diversity
•	Mentoring/Training – Drive improved awareness and engagement
•	Ambassadors – Bring inclusion and diversity to the local level to create inclusion and diversity awareness
•	Communications – Promote inclusion and diversity awareness through messaging and celebration
•	Executive/Intern Diversity – Drive improved diversity at the intern and executive levels
•	Policy Review – Improve inclusion and diversity through policy change
•	Social Justice and Equality – Advance social justice and equality inside and outside of Parsons
•	Military and Veterans Affairs – Attract veterans and cultivate their careers and success
•	Pride Alliance – Advocate for the LGBTQ+

With recent social justice and equality awakening, we launched seven new Employee Business Resource Groups (EBRG): Asian American/Pacific Islander; Black; HOLA-Hispanic Origin and Latino Association; Middle Eastern/North African; MilVet; Parsons Pride Alliance; and Parsons Women’s Roundtable.   Through our Listen Learn Action campaign launched in 2020, we continue to drive an action plan that holds us accountable to doing more to increase the representation of historically underrepresented groups within our global workforce, and we are committed to taking action and ensuring Parsons is, and remains, an employer of choice.

Employee Stock Ownership Plan

At December 31, 2021, approximately 6,300 of our employees participated in our Employee Stock Ownership Plan (ESOP).  Thus, our employees own approximately 40% of the total outstanding shares in the ESOP.  In December 2020, the board of directors approved an amendment to the ESOP to provide greater diversification rights to participants.  The amendment provides that, with respect to all diversifications elected or processed after January 1, 2021, the definition of a qualified participant shall mean a participant who has attained the age of 50 and who has completed at least three years of participation in the ESOP and other criteria.  Each qualified participant shall generally be permitted to direct the ESOP as to the diversification of 50% of the value of the eligible vested portion of the participant’s ESOP account.  Further, in January 2021, the board of directors approved an amendment to the ESOP whereby distributions to participants in the Plan were modified as follows: (1) the threshold amount of an ESOP participant’s balance to be eligible for a single lump sum distribution was increased from $20,000 or less to $500,000 or less; (2) the threshold balance for a participant to be eligible to receive payment in two annual installments was increased from $40,000 or less to $750,000 or less; and (3) the threshold balance for a participant to be eligible to receive payment in three annual installments was increased to greater than $750,000.  This change was made to facilitate greater flexibility for certain eligible participants to receive their balances in fewer installments and to accelerate the increase in publicly traded float for the Company’s common stock.

Employee Stock Purchase Plan

At the 2020 Annual Meeting of Parsons’ Shareholders, the shareholders approved the implementation of the Employee Stock Purchase Plan (ESPP).  The ESPP provides an opportunity for eligible employees (as defined in the ESPP) to purchase Parsons’ stock.  By participating in the ESPP, an eligible employee may purchase Parsons’ shares at a 5% discount from the New York Stock Exchange closing price at the end date for each offering period (June 30th and December 31st of each year).  In 2021, the Compensation and Management Development Committee of the Parsons’ Board of Directors approved a special three-month offering period for eligible employees of BlackHorse Solutions and its eligible subsidiary companies. During 2021 and 2020, our employees purchased approximately 161,000 and 127,000 shares, respectively, of Parsons’ stock.

Stock Repurchase Plan

      On August 9, 2021, the board of directors authorized Parsons Corporation to acquire a number of shares of common stock having an aggregate market value of not greater than $100,000,000 from time to time, commencing on August 12, 2021.  The Board authorized management to execute any agreements providing for the repurchase of the Company’s stock, subject to such conditions, on behalf of the company in such lots, blocks or other amounts, from such persons or entities, from such sources, on the open market, in privately negotiated transactions, or otherwise, on such terms and conditions, from time to time, in accordance with applicable federal and state regulations.  As of December 31, 2021, the company had repurchased 618,533 shares of common stock at an average price per share of $35.06 for a total amount of $21.7 million.

Intellectual Property

Our intellectual property portfolio consists of issued and pending patents as well as trademarks for many of our technologies. In addition, we maintain a number of trade secrets that we endeavor to protect to ensure their continuing availability to us. Our technical expertise is vital to our growth strategy, and we believe they are a core competitive advantage.  We have 35 registered patents and 22 pending patents in the United States and 12 pending patents internationally.  We have 85 trademarks and 7 pending trademark applications in the United States, and 126 trademarks and 30 pending trademark applications internationally. We also currently offer 25 products for sale to our global customers.

We rely upon a combination of nondisclosure agreements and other contractual arrangements, as well as copyright, trademark, patent, and trade secret laws to protect our proprietary information. We also enter into proprietary information and intellectual property agreements with employees, which require them to disclose any inventions created during employment, to convey such rights to inventions to us and to restrict any disclosure of proprietary information. While protecting trade secrets and proprietary information is important, we are not materially dependent on maintenance of any specific trade secret or group of trade secrets.

During the normal course of business, we perform research and development and technology consulting services and related products in support of our customers. Typically, these services do not depend on patent protection. In accordance with applicable law, our government contracts often provide government agencies certain license rights to our inventions, copyrights, and other intellectual property. Government agencies may in turn sublicense to other contractors (including our competitors) the right to utilize our intellectual property. In addition, in the case of our work as a subcontractor, our prime contractor may also have certain rights to data, information and products we develop under the subcontract. At the same time, our government contracts often license to us patents, copyrights and other intellectual property owned by third parties.

Regulation

Our business is impacted by government procurement, anti-bribery, international trade, environmental, health and safety and other regulations and requirements. Below is a summary of some of the significant regulations that impact our business.

Government Procurement.    The services we provide to the U.S. Government are subject to Federal Acquisition Regulation, or FAR, the Truthful Cost and Pricing Data Act, Cost Accounting Standards, or CAS, the Services Contract Act, the False Claims Act, export controls rules and U.S. Department of Defense security regulations, as well as government agency policies and many other laws and regulations. These laws and regulations affect how we transact business with our clients and, in some instances, impose additional costs on our business operations. A violation of specific laws and regulations could lead to fines, contract termination or suspension of future contracts. Generally, our government clients can also terminate, renegotiate, or modify any of their contracts with us at their convenience, and many of our government contracts are subject to renewal or extension annually.

In 2019, the U.S. Department of Defense announced the development of Cybersecurity Maturity Model Certification (“CMMC”) as a framework to assess and enhance the cybersecurity posture of the Defense Industrial Base (“DIB”), particularly as it relates to controlled unclassified information within the supply chain. CMMC is designed to ensure that contractors providing services to the U.S. Department of Defense have implemented cybersecurity controls and processes to adequately protect information that resides on DIB systems and networks.  The U.S. Department of Defense issued an interim rule on September 29, 2020 to amend the Defense Federal Acquisition Regulation Supplement (DFARS) to include one new provision and two new contract clauses.  It became effective on November 30, 2020.   We collaborated with other companies to provide feedback following the 60-day public comment period.  In December 2020, the U.S. Department of Defense identified seven approved pilots of the expected fifteen for fiscal year 2021 that are new Requests for Proposals which will be incorporated into CMMC requirements.  All offerors are expected to undergo appropriate third-party CMMC assessment and achieve certification of Level 3 and below at the time of contract award.  We are currently in compliance and are preparing for future certification and assessments.

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

Executive Order 14042 and OSHA Emergency Temporary Standard (ETS).  In September 2021, President Joseph R. Biden issued Executive Order 14042 requiring federal government contractors to ensure that their employees are vaccinated, subject to certain medical or religious exceptions.  Further, the Occupational Safety and Health Authority published an ETS on vaccination and testing on November 5, 2021 requiring companies with more than 100 employees to ensure that their employees are vaccinated or require unvaccinated employees to get a negative COVID test at least once per week. However, based upon a decision by the United States Supreme Court staying enforcement of the OSHA ETS, OSHA withdrew the ETS on January 24, 2022. The enforcement of Executive Order 14042 was preliminarily enjoined by an order of the United States District Court for the Southern District of Georgia.  The preliminary injunction currently remains in effect.  Parsons Corporation is closely following the legal status of Executive Order 14042 and has implemented plans to ensure compliance with both based upon the final legal determinations.

Executive Officers

Carey A. Smith was appointed Chairwoman of the Board of Directors on January 18, 2022, effective April 14, 2022.  She became the President and Chief Executive Officer on July 1, 2021 and was appointed to the board of directors in December 2020.  She was initially appointed as President and Chief Operating Officer in November 2019, Chief Operating Officer in November 2018 and led Parsons’ Federal Solutions business from November 2016. Before joining Parsons, Ms. Smith served in progressive leadership roles at Honeywell International Inc. (“Honeywell”) from 2011 to 2016, including President of the Defense and Space business unit. In total, Ms. Smith has 36 years of industry experience spanning the defense, intelligence and infrastructure markets. Ms. Smith serves on the Edison International board of directors, including on the Nominating and Governance and Safety and Operations Committees.  She

serves on three non-profit company boards, as the Chairwoman of the Professional Services Council, INSA (Intelligence and National Security Alliance) and the USGIF (United States Geospatial Intelligence Foundation) working with government, industry and academia to promote national security, and she is a National Association of Corporate Directors (NACD) Cyber Certified. Ms. Smith received an honorary doctorate degree from Ohio Northern University, a Master of Science degree in electrical engineering from Syracuse University and a bachelor-of-science in electrical engineering from Ohio Northern University.  Ms. Smith was selected to serve on our board of directors because of the perspective and experience that she brings as our CEO and due to her significant industry and operations experience.

Charles L. Harrington was appointed Executive Chairman of our board of directors effective July 1, 2021 following his service as Chief Executive Officer and Chairman of the board of directors since 2008 and as President of Parsons Corporation from 2009-20019. He also previously served as Executive Vice President, Chief Financial Officer and Treasurer and as a founding President of one of our business units. Mr. Harrington also serves on the board of directors of Constellation Energy, where he serves on the corporate governance and nuclear oversight committees; JBT Corporation, where he serves on the audit committee; and the J.G. Boswell Company, where he chairs the compensation committee and serves on the audit committee. Further, he serves on several non-profit boards of directors, including the California Polytechnic State University San Luis Obispo Foundation board of directors. Mr. Harrington received a Bachelor of Science in engineering from California Polytechnic State University and a masters-of-business administration from the University of California, Los Angeles (UCLA) Anderson School of Management. Mr. Harrington was selected to serve on our board of directors because of the perspective and experience he brings as our Executive Chair, as well as his operations and finance industry experience.

George L. Ball was appointed our Chief Financial Officer in May 2008. Previously, he was Senior Vice President, Financial Systems and Control, of Parsons Corporation from March 2007 to May 2008 and Vice President, Finance, of Parsons Development Company from October 2004 to February 2008. Since joining us in 1995, he has served in various capacities including Corporate Controller and International Division Manager of the Infrastructure & Technology Group. Mr. Ball has more than 37 years of experience in finance and accounting roles for both public and private companies. In addition to his responsibilities with us, he serves on the board of directors, executive committee, compensation committee, affiliate transactions committee and chairs the audit committee and the routine transactions committee of Cornerstone Building Brands, Inc. Mr. Ball is also a National Association of Corporate Directors (NACD) Directorship Certified. Mr. Ball is a certified public accountant and holds a Bachelor of Science degree in accounting from Drexel University in Philadelphia, Pennsylvania.

Michael R. Kolloway was appointed General Counsel and Corporate Secretary of Parsons Corporation in October 2017 and later became our Chief Legal Officer in January 2019. Before assuming the role of General Counsel and Corporate Secretary, Mr. Kolloway served as Deputy General Counsel – Americas from March 2016 through October 2017. Before joining Parsons, Mr. Kolloway served as Senior Vice President and Assistant General Counsel for Operations and Risk Management at AECOM Technology Corporation, a publicly traded company. Prior to his tenure at AECOM, Mr. Kolloway was a partner in the Chicago law firm of Rock, Fusco & Garvey, Ltd and a member of the Federal Trial Bar for the Northern District of Illinois. Mr. Kolloway received his Bachelor of Arts degree from St. Norbert College, his Juris Doctor from the University of Illinois College of Law and completed the General Counsel Program at the Harvard University School of Law.  Mr. Kolloway served on the Board of Directors for MUSE/IQUE based in Pasadena, California. He is a member of the Association of Corporate Counsel and the In-House Mentorship Committee for the Charlotte Chapter.

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

•	Our business is subject the impact of supply chain disruption and inflation risk upon the cost of providing materials and services to customers and upon the profitability for certain contracts.
•	Goodwill and intangible assets represent a significant amount of our total assets, and any impairment of these assets would negatively impact our results of operations.
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

•	We have operations in the Middle East and neighboring regions, and these regions may experience turmoil that may impact our current projects, future business and financial stability.
•	We may not realize the full value of our backlog, which may result in lower-than-expected revenue.

•

Many of our field project sites and facilities are inherently dangerous workplaces. Failure to manage our field project sites and facilities safely could result in environmental disasters, employee deaths or injuries, reduced profitability, the loss of projects or clients and possible exposure to litigation.

•

The impact of extreme weather events, including floods, hurricanes, droughts, and wildfires, including as a result of climate change or supply shortages, could have an adverse impact on our business and operations.

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

Risks Related to the COVID-19 Pandemic

Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by pandemics, epidemics, or other public health emergencies, such as the current global COVID-19 pandemic.

Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by pandemics, epidemics, or other public health emergencies, such as the current global COVID-19 pandemic and variants thereof. The pandemic resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. While many of these restrictions have been removed or reduced, the spread of recent variants of COVID-19 has resulted in the imposition of additional restrictions.  In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of the COVID-19 pandemic.

Although we continued our operations throughout 2021 consistent with federal guidelines and state and local orders, the continued outbreak of COVID-19 and any preventive or protective actions taken by governmental authorities may continue to have a material adverse effect on our operations, employees, and customers, including business shutdowns or disruptions. The COVID-19 pandemic is expected to reduce demand for our services and impact client spending in certain circumstances. The extent to which the COVID-19 pandemic will continue to impact our business depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of continued outbreaks, development of new variants and the effectiveness of actions taken globally to contain or mitigate the pandemic’s effects. The resultant financial impact cannot be estimated reasonably at this time but may materially adversely affect our ability to collect accounts receivables and our business, results of operations, financial condition and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this Annual Report on Form 10-K for the year ended December 31, 2021, such as those relating to government spending and priorities.

Further, in September 2021, President Joseph R. Biden issued Executive Order 14042 requiring federal government contractors to ensure that their employees are vaccinated, subject to certain medical or religious exceptions.  The enforcement of Executive Order 14042 was preliminarily enjoined by an order of the United States District Court for the Southern District of Georgia.  Parsons Corporation is closely following the legal status of Executive Order 14042 and has implemented plans to ensure compliance based upon the final legal determinations. There may be an impact to our business if we are required to implement plans to ensure compliance with Executive Order 14042, as certain employees may elect not to continue their employment rather than comply.

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

The U.S. federal government and its agencies, including the military and intelligence community, collectively are our largest customer. In particular, it represents substantially all of the revenue of our Federal Solutions segment. Approximately 52% of our consolidated revenues in 2021, 49% in 2020 and 48% in 2019, and approximately 17% of accounts receivable as of December 31, 2021 and 19% as of December 31, 2020 were derived from contracts with the U.S. federal government and its agencies. Our reputation and relationships with various U.S. government entities and agencies, and in particular with the U.S. Department of Defense, including the Missile Defense Agency and the United States Army, the Federal Aviation Administration, the United States intelligence community and the U.S. Department of Energy are key factors in maintaining and growing these revenues and winning new bids for new business. Negative press reports or publicity, regardless of accuracy, could harm our reputation. If our reputation or relationships with government agencies were to be negatively affected, or if we are suspended or debarred from contracting with government agencies for any reason, the amount of business with government and other customers would decrease and our financial condition and results of operations could be adversely affected.

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
•

for contracts subject to the Truthful Cost and Pricing Data Act, reduce the contract price or cost where it was increased because a contractor or subcontractor furnished cost or pricing data during negotiations that was not complete, accurate and current;

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

•	our employees’ ability to obtain or retain necessary security clearances or required certifications;
•	changes to or delays or cancellations of projects, as a result of governmental budgetary processes or otherwise;
•	our ability to manage attrition;
•	the impact of inflation upon the cost of services and materials provided to customers; and
•	our need to devote time and resources to training, business development, and other non-chargeable activities.

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

In addition, our ability to grow our business by leveraging our operating model to deploy our people efficiently and effectively across our client base is largely dependent on our ability to maintain our collaborative culture. To the extent that we are unable to maintain our culture for any reason, including our effort to focus on new growth areas or acquire new businesses with different corporate cultures, we may be unable to grow our business. Any such failure could have a material adverse effect on our business, financial condition and results of operations.

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

Changing global tax laws could have a material impact on our effective income tax rate.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions.  Many tax jurisdictions, including the U.S., have called for comprehensive changes to fiscal and tax policies that could significantly impact how we are taxed on our domestic and foreign earnings.  Such changes, if enacted into law, could increase our effective tax rate and have a material adverse impact on our financial condition and results of operation.

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

11.0% of our revenue during fiscal 2021, 11.5% of our revenue during fiscal 2020 and 12.0% of our revenue during fiscal 2019 was derived from our operations through consolidated joint ventures. In addition, 5.6% of our revenue during fiscal 2021, 4.4% of our revenue during fiscal 2020 and 4.0% of our revenues in fiscal 2019 related to services we provided to our unconsolidated joint ventures, where control resides with unaffiliated third parties, and 27.8% of our operating income during fiscal 2021, 16.9% of our operating income during fiscal 2020 and 45.3% of our operating income during fiscal 2019 was derived from equity in our unconsolidated joint ventures. As with most joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture partners and we typically have joint and several liability with our joint venture partners under the applicable contracts for joint venture projects. These factors could potentially adversely impact the business and operations of a joint venture and, in turn, our business and operations.

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

We have investments in and commitments to joint ventures with unrelated parties. These joint ventures from time to time may borrow money to help finance their activities and, in some circumstances, we may be required to provide guarantees of the obligations of our affiliated entities. At December 31, 2021, we had $75.0 million of letters of credit and guarantees that relate to joint ventures. If these entities are not able to honor their obligations under the guarantees, we may be required to expend additional resources or suffer losses, which could be significant.

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

Revenue derived from fixed-price contracts represented 26% of our total revenue during fiscal 2021, 32% of our total revenue during fiscal 2020, and 30% of our total revenue during fiscal 2019. When making proposals on fixed-price contracts, we rely heavily on our estimates of costs, scope and timing for completing the associated projects, as well as assumptions regarding technical issues. In particular, contracts in our Critical Infrastructure segment are often won in a hard-bid process, in which clients primarily select the lowest price from a qualified bidder with the understanding that they will not pay above the bid amount, even if we perform work beyond the initial scope of our contract. In each case, our failure to accurately estimate costs, scope or the resources and technology needed to perform our contracts or to effectively manage and control our costs during the performance of work could result, and in some instances has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in connection with the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control, such as performance failures of our subcontractors, natural disasters or other force majeure events, could make our contracts less profitable than expected or unprofitable.

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

As of December 31, 2021, we had goodwill and intangible assets of $1.6 billion. Goodwill is tested for impairment annually, or more often if indicators of potential impairment exist, and intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Examples of events or changes in circumstances indicating that the carrying value of goodwill may not be recoverable could include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key contracts, customer relationships, or personnel that affect current and future operating cash flows of the reporting unit. Any future impairment of goodwill or other intangible assets would have a negative impact on our profitability and financial results.

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

In 2021, Parsons actively monitored external cyber threats, including potential risks associated with SolarWinds and Log4j vulnerabilities.  Parsons implements customized and continuous monitoring of its systems and actively engages with its suppliers to defend the enterprise environment against cyber threats.  The SolarWinds and Log4j threats did not compromise Parsons’ systems.  However, the existence of external threats remains and requires ongoing vigilance.

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

As a contractor supporting defense and national security clients, we are also subject to regulatory compliance requirements under the Federal Acquisition Regulations, the Defense Federal Acquisition Regulation Supplement and other federal regulations requiring that our networks and information technology systems comply with the security and privacy controls in National Institute of Standards and Technology Special Publications and similar documents. To the extent that we do not comply with the applicable security and control requirements, whether imposed by regulation or contract, unauthorized access or disclosure of sensitive information could potentially result in a contract termination that has a material adverse effect on our business, financial condition and results of operations and reputational harm.

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

Revenue attributable to our services provided outside of the United States as a percentage of our total revenue was 25.0% in 2021, 24.5% in 2020 and 24.8% in 2019. There are risks inherent in doing business internationally, including:

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

The FCPA and similar worldwide anti-corruption laws, including the U.K. Bribery Act of 2010, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws, including the requirements to maintain accurate information and internal controls which may fall within the purview of the FCPA, its books and records provisions or its anti-bribery provisions. We operate in many parts of the world that have experienced governmental corruption to some degree; and, in some circumstances, strict compliance with anticorruption laws may conflict with local customs and practices. Despite our training and compliance programs, we cannot be certain that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. In addition, from time to time, government investigations of corruption in industries we operate in may affect us and our peers. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our business, financial condition or results of operations.

Risks Related to Debt and Backlog

We may not realize the full value of our backlog, which may result in lower-than-expected revenue.

As of December 31, 2021, our total backlog was $8.3 billion, of which $4.4 billion was funded. Our backlog includes orders under contracts that can extend for several years, and in some cases, contracts that extend for more than 10 to 15 years. We historically have not realized all of the revenue included in our total backlog, and we may not realize all of the revenue included in our total backlog in the future. There is a somewhat higher degree of risk in this regard with respect to unfunded backlog and backlog related to unexercised options years and IDIQ contracts for which task orders have not yet been issued. In addition, there can be no assurance that our backlog will result in actual revenue in any particular period. This is because the actual receipt, timing and amount of revenue under contracts included in backlog are subject to various contingencies, including congressional appropriations, many of which are beyond our control. In particular, delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions could adversely affect our ability to timely recognize revenue under our contracts included in backlog. Furthermore, the actual receipt of revenue from contracts included in backlog may never occur or may be delayed because: a program schedule could change or the program could be canceled; a contract’s funding or scope could be reduced, modified, delayed or terminated early, including as a result of a lack of appropriated funds or as a result of cost cutting initiatives and other efforts to reduce government spending; in the case of funded backlog, the period of performance for the contract has expired; in the case of unfunded backlog, funding may not be available; in the case of backlog related to unexercised option years, the contract option is not yet exercised or may ever be exercised; and, in the case of backlog related to IDIQ contracts where task orders have not been issued, no further task orders may be issued. In addition, headcount growth is the primary means by which we are able to achieve revenue growth. Any inability to hire additional appropriately qualified personnel or failure to timely and effectively deploy such additional personnel against funded backlog could negatively affect our ability to grow our revenue. We may also not recognize revenue on funded backlog due to, among other reasons, the tardy submissions of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the U.S. government’s fiscal year. The amount of our funded backlog is also subject to change, due to, among other factors: changes in appropriations that reflect changes in government policies or priorities resulting from various military, political, economic or international developments; changes in the use of government contracting vehicles, and the provisions therein used to procure our services; and adjustments to the scope of services under, or cancellation of contracts, by the applicable government at any time. Furthermore, even if our backlog results in revenue, the contracts may not be profitable.

If we cannot collect our receivables or if payment is delayed, our business may be adversely affected by our inability to generate cash flow, provide working capital or continue our business operations.

As of December 31, 2021, our accounts receivable, net was $598.3 million. We depend on the timely collection of our receivables to generate cash flow, provide working capital and continue our business operations. If our customers fail to pay or delay the payment of invoices for any reason, our business and financial condition may be materially and adversely affected. Our customers have in the past and may in the future delay or fail to pay invoices for a number of reasons, including lack of appropriated funds, lack of an approved budget or as a result of audit findings by government regulatory agencies. We also experience longer payment cycles in the Middle East. We cannot assure you that we will collect all our accounts receivable in excess of our allowance for doubtful accounts in a timely manner, which would impact our cash flows.

The agreements governing our debt contain a number of restrictive covenants which may limit our ability to finance future operations, acquisitions or capital needs or engage in other business activities that may be in our interest.

As of December 31, 2021, our total indebtedness was approximately $590 million.  Our Credit Agreement and the agreements governing our Senior Notes and Convertible Notes contain a number of covenants that impose operating and other restrictions on us and our subsidiaries. Such restrictions affect or will affect, and in many respects limit or prohibit our ability and the ability of our subsidiaries to, among other things:

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

These restrictions could limit our ability to plan for or react to market or economic conditions or meet capital needs or otherwise restrict our activities or business plans and could adversely affect our ability to finance our operations, acquisitions, investments or strategic alliances or other capital needs or to engage in other business activities that would be in our interest.

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

Prior to our initial public offering, we were 100% owned by the ESOP, which is a retirement plan that is intended to be qualified under the Internal Revenue Code. If the ESOP failed to meet the requirements of a tax qualified retirement plan, we could be subject to substantial penalties.

The ESOP is a defined contribution retirement plan subject to the requirements of the Internal Revenue Code (Code) and the Employment Retirement Income Security Act (ERISA). The ESOP received a determination letter, dated January 31, 2012, from the Internal Revenue Service (IRS) that it meets the requirements of a tax qualified retirement plan in form, and we endeavor to maintain and administer the ESOP in compliance with all requirements of the Code and ERISA. However, the rules regarding tax qualified plans, and especially ESOPs, are complex and change frequently. Accordingly, it is possible that the ESOP may not have been administered in full compliance with all applicable rules under the Code or ERISA at all times.

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

We have entered into twenty-four union labor or collective bargaining agreements as of December 31, 2021. The outcome of any future negotiations relating to union representation or collective bargaining agreements for these or other employees in the future may not be favorable to us. We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefit expenses. In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations. If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

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

Risk Related to Our Common Stock

If we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. The process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation is time-consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, or if we are unable to comply in a timely manner with the management certification requirements of Section 404 of the Sarbanes-Oxley Act as to the effectiveness of our internal control over financial reporting or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be negatively affected, and we could become subject to investigations by our stock exchange, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

Our quarterly operating results have fluctuated and are likely to continue to fluctuate in the future. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. Our operating results and the trading price of our shares may fluctuate in response to various factors, including:

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

Sales of outstanding shares of our common stock into the market in the future by the ESOP could cause the market price of our common stock to drop significantly.

At December 31, 2021, we had 146,276,880 shares of our common stock issued and 103,659,731 outstanding. Of these shares, 70,328,237 shares are owned by the ESOP, 33,331,494 shares are publicly owned, and 42,617,149 shares are Treasury stock.  We are party to a registration rights agreement with the ESOP Trustee, providing the ESOP with certain demand registration rights related to shares held by the ESOP in the event the ESOP Trustee determines in good faith, in exercising its fiduciary duties under ERISA, that the ESOP is required to sell its shares, which we believe is only likely to occur if our business, financial condition or results of operations have materially and adversely deteriorated.

Qualifying ESOP participants have the right to receive distributions of shares of our common stock from the ESOP and can sell such shares in the market.

As of December 31, 2021, there were 70,328,237 shares of common stock held in the ESOP. Shares held in the ESOP are eligible for sale in the public market, subject to applicable Rule 144 limitations, vesting restrictions and any applicable market standoff agreements and lock-up agreements. Participants are generally entitled to distributions from the ESOP only following termination of employment or upon death and in order to diversify their accounts upon attaining a specified age and completing a specified number of years of service. As previously noted in the section of Part 1, Item 1 entitled “Employee Stock Ownership Plan”, in December 2020, the board of directors approved an amendment to the Employee Stock Ownership Plan to provide more flexible diversification rights for participants, and in January 2021, the board of directors approved the modification of the thresholds for distributions to participants in the ESOP effective March 1, 2021.

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

We have an aggregate of 853,723,120 shares of common stock authorized but not outstanding and not reserved for issuance under our 2021 Plan, under our existing Incentive Plans or otherwise. We may issue all of these shares without any action or approval by our stockholders. The issuance of additional shares could be dilutive to existing holders. We historically have made annual contributions of our common stock to the ESOP. We made contributions of 1,631,477 shares in fiscal 2021, 1,522,381 shares in fiscal 2020, and 1,345,198 shares in fiscal 2019 of our common stock to the ESOP and intend to continue to make annual contributions in shares of our common stock to the ESOP. In fiscal 2021, 2020 and 2019, we made annual contributions to the ESOP in shares of our common stock in the amount of 8% of the participants’ cash compensation for the applicable year (net of shares forfeited by participants in the applicable year).   For future fiscal years, the annual contribution to the ESOP shall be in amounts as determined by the board of directors.

Your ability to influence corporate matters may be limited because the ESOP beneficially owns a majority of our stock and therefore our ESOP participants, voting the shares allocated to them under the ESOP, or the ESOP Trustee, who will have the right to vote shares for which no voting instructions are provided by employees, could have substantial control over us.

Our common stock has one vote per share. The ESOP beneficially owns approximately 68% of our outstanding common stock, 40% of which is owned by employees of Parsons Corporation. Under the terms of the ESOP, each participant has the ability to direct the ESOP Trustee on the voting of the shares allocated to his or her account under the ESOP. However, the ESOP Trustee will vote any shares that a participant does not direct the voting, or any shares that are held by the ESOP which are not allocated to participants’ accounts. As such, the ESOP Trustee may be able to exercise a greater influence than otherwise over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

The ESOP holds common stock representing approximately 68% of the voting power of our common stock as of December 31, 2021. As a result, we are considered a “controlled company” for the purposes of New York Stock Exchange (“NYSE”) rules and corporate governance standards. As a controlled company, we are exempt from certain NYSE corporate governance requirements, including those that would otherwise require our board of directors to have a majority of independent directors and require that we either establish compensation and nominating and corporate governance board committees, each comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees for directors are determined or recommended to the board of directors by the independent members of the board of directors. While we intend to have a majority of independent directors, and our compensation and nominating and corporate governance committees to consist entirely of independent directors, we may decide at a later time to rely on one of the “controlled company” exemptions. Accordingly, our common stock may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

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

•	eliminate the ability of our stockholders to call special meetings of stockholders;
•	specify that special meetings of our stockholders can be called only by our board of directors, or a board committee authorized with the power to call such meetings;
•	prohibit stockholder action by written consent, which has the effect of requiring all stockholder actions to be taken at a meeting of our stockholders;
•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•	prohibit cumulative voting in the election of directors; and
•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholders’ meetings.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law (DGCL). These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a period of time.

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

We have no current plans to declare dividends.

We do not currently pay a dividend and have no current plans to declare any cash dividends to holders of our common stock. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, any contractual restrictions, our indebtedness, restrictions imposed by applicable law and other factors our board of directors deems relevant. Consequently, investors may need to sell all or part of their holdings of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located in Centreville, Virginia. As of December 31, 2021, we leased 199 commercial facilities (including our headquarters) with an aggregate of approximately 2.68 million square feet of space across 36 U.S. states and 14 countries used in connection with the various services rendered to our customers. Additionally, we operate at several customer-accredited Sensitive Compartmented Information Facilities, which are highly specialized, secure facilities used to perform classified work for the United States intelligence community. We also have employees working at customer sites throughout the U.S. and in other countries. We believe our facilities are adequate for our current and presently foreseeable needs.

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

In September 2015, a former Parsons employee filed an action in the United States District Court for the Northern District of Alabama against us as a qui tam relator on behalf of the United States (the “Relator”) alleging violation of the False Claims Act. The plaintiff alleges that, as a result of these actions, the United States paid in excess of $1 million per month between February and September 2006 that it should have paid to another contractor, plus $2.9 million to acquire vehicles for the contractor defendant to perform its security services. The lawsuit sought (i) that we cease and desist from violating the False Claims Act, (ii) monetary damages equal to three times the amount of damages that the United States has sustained because of our alleged violations, plus a civil penalty of not less than $5,500 and not more than $11,000 for each alleged violation of the False Claims Act, (iii) monetary damages equal to the maximum amount allowed pursuant to §3730(d) of the False Claims Act, and (iv) Relator’s costs for this action, including recovery of attorneys’ fees and costs incurred in the lawsuit. The United States government did not intervene in this matter as it is allowed to do so under the statute. The parties are currently engaged in discovery.

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

	Low Sale Price	High Sale Price
Fiscal 2019:
Second Quarter	$29.03	$38.33
Third Quarter	$32.37	$38.82
Fourth Quarter	$31.69	$42.65
Fiscal 2020:
First Quarter	$24.67	$45.40
Second Quarter	$29.16	$43.37
Third Quarter	$31.69	$37.17
Fourth Quarter	$30.08	$37.14
Fiscal 2021:
First Quarter	$34.44	$41.00
Second Quarter	$38.43	$45.01
Third Quarter	$30.86	$40.74
Fourth Quarter	$30.55	$37.38

During the years ended December 31, 2021 and 2020, the Company did not declare any dividends. On April 3, 2019, the board of directors of the Company declared a cash dividend to the Company’s sole existing shareholder at that time, the ESOP, in the amount of $2.00 per share, or $52.1 million in the aggregate (the “IPO Dividend”). The IPO Dividend was paid on May 10, 2019. On April 15, 2019, the board of directors of the Company declared a common stock dividend in a ratio of two shares of common stock for every one share of common stock then held by the Company’s shareholder (the “Stock Dividend”). The record date of the Stock Dividend was May 7, 2019, the day immediately prior to the consummation of the Company’s IPO on May 8, 2019, and the payment date of the Stock Dividend was May 8, 2019. Purchasers of the Company’s common stock in the Company’s public offering were not entitled to receive any portion of the Stock Dividend.

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

According to the records of our transfer agent, there were four shareholders of record as of February 12, 2022.

Performance Graph

The following graph compares the cumulative total return, from the IPO date through December 31, 2021, to shareholders of Parsons Corporation common stock relative to the cumulative total returns of the Russell 2000 Index and the Standard and Poor’s IT Consulting & Other Services Index. The graph assumes that the value of the initial investment in our common stock and each of the two indexes was $100 on May 8, 2019, and tracks it through December 31, 2021 (including reinvestment of dividends).  The stock performance included in this graph is not necessarily indicative of future stock price performance.

	5/8/19	12/19	12/20	12/21

Parsons Corp.	100.00	137.28	121.08	111.91
Russell 2000	100.00	105.95	127.10	145.93
S&P 1500 IT Consulting & Other Services Index	100.00	100.60	115.58	164.20

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our 2021 Proxy Statement.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

       On August 9, 2021, the Company’s Board of Directors authorized the Company to acquire a number of shares of Common Stock having an aggregate market value of not greater than $100,000,000 from time to time, commencing on August 12, 2021. Repurchased shares of common stock are retired and included in “Repurchases of common stock” in cash flows from financing activities in the Consolidated Statements of Cash Flows. The Company repurchased 245,000 shares at an average price of $35.51 during the quarter ended September 30, 2021. The Company repurchased 373,533 shares at an average price of $34.81 during the quarter ended December 31, 2021. As of December 31, 2021, the Company has $78.3 million remaining under the stock repurchase program.

Item 6. [Reserved]

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

The ultimate impact from the COVID-19 pandemic is difficult to predict.  While many uncertainties exist, we currently anticipate no material change in our financial condition or results of operations

PARSONS CORPORATION Enabling a safer, smarter, and more interconnected world. Federal Solutions Technology-driven solutions for defense and intelligence customers SEGMENTS Critical Infrastructure Engineered solutions for complex physical and digital infrastructure challenges FINANCIAL SNAPSHOT $4B FY 2019 Revenue Critical Infrastructure52% Federal Solutions48% $4.3BFY 2019 Contract Awards Critical Infrastructure41% Federal Solutions59% KEY FACTS AND FIGURES 75Years of History ~ 16KEmployees 11%Revenue Growth (FY 2019) 1.1XTTM Book-to-Bill $8.0BBacklog as of 12/31/2019

z

Overview

We are a leading provider of the integrated solutions and services required in today’s complex security environment and a world of digital transformation. We deliver innovative technology-driven solutions to customers worldwide. We have developed significant expertise and differentiated capabilities in key areas of cybersecurity, intelligence, missile defense, C5ISR, space, transportation, water/wastewater and environmental remediation. By combining our talented team of professionals and advanced technology, we solve complex technical challenges to enable a safer, smarter, more secure and more connected world.

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

Key Metrics

We manage and assess the performance of our business by evaluating a variety of metrics. The following table sets forth selected key metrics (in thousands, except Book-to-Bill):

	Fiscal Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Awards	$4,565,792	$4,195,646	$4,237,101
Backlog (1)	$8,346,937	$8,093,258	$8,031,085
Book-to-Bill	1.2	1.1	1.1
(1)

Difference between our backlog of $8.3 billion and our remaining unsatisfied performance obligations, or RUPO, of $5.8 billion, each as of December 31, 2021, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

Awards

Awards generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Contract awards include both new and re-compete contracts and task orders. Given that new contract awards generate growth, we closely track our new awards each year.

The following table summarizes the total value of new awards for the periods presented below (in thousands):

	Fiscal Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Federal Solutions	$2,458,528	$2,175,221	$2,514,545
Critical Infrastructure	2,107,264	2,020,425	1,722,556
Total Awards	$4,565,792	$4,195,646	$4,237,101

The change in new awards from year to year is primarily due to ordinary course fluctuations in our business. The volume of contract awards can fluctuate in any given period due to win rate and the timing and size of the awards issued by our customers.  In Federals Solutions, large awards in 2021 and 2019 were the primary driver of changes in awards between 2021, 2020 and 2019.  Awards in Critical infrastructure were lower in 2019 due to potential awards being pushed out to 2020.

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

The following table summarizes the value of our backlog at the respective dates presented (in thousands):

	As of
	December 31, 2021	December 31, 2020	December 31, 2019
Federal Solutions:
Funded	$1,414,985	$1,176,049	$1,153,041
Unfunded	3,906,678	4,009,156	3,882,289
Total Federal Solutions	5,321,663	5,185,205	5,035,330
Critical Infrastructure:
Funded	2,957,968	2,830,318	2,954,955
Unfunded	67,306	77,735	40,800
Total Critical Infrastructure	3,025,274	2,908,053	2,995,755
Total Backlog (1)	$8,346,937	$8,093,258	$8,031,085
(1)

Difference between our backlog of $8.3 billion and our RUPO of $5.8 billion, each as of December 31, 2021, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

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

We expect to recognize $2.9 billion of our funded backlog at December 31, 2021 as revenues in the following twelve months. However, our U.S. federal government customers may cancel their contracts with us at any time through a termination for convenience or may elect to not exercise option periods under such contracts. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed. See “Risk Factors—Risks Relating to Our Business—We may not realize the full value of our backlog, which may result in lower than expected revenue.”

The changes in backlog in our Federal Solutions segment between 2020 and 2021 included contributions of $0.1 billion from business acquisitions. The change in backlog in our Critical Infrastructure segment between 2020 and 2021 was primarily from ordinary course fluctuations in our business and the impacts related to awards discussed above. The changes in backlog in our Federal Solutions segment between 2019 and 2020 included contributions of $0.2 billion from business acquisitions.  Backlog in our Critical Infrastructure segment, in 2019, was impacted primarily by a number of potential awards being pushed out to 2020. Our backlog will fluctuate in any given period based on the volume of awards issued and the rate of revenue generated from our existing contracts.

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

	Fiscal Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Federal Solutions	1.3	1.1	1.3
Critical Infrastructure	1.2	1.0	0.8
Overall	1.2	1.1	1.1

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

Acquired Operations

BlackHorse Solutions, Inc.

On July 6, 2021, the Company acquired BlackHorse for $205.0 million. BlackHorse expands Parsons’ capabilities and products in next-generation military, intelligence, and space operations, specifically in cyber electronic warfare and information dominance. The acquisition was entirely funded by cash on-hand. The financial results of BlackHorse have been included in our consolidated results of operations from July 6, 2021 onward.

Echo Ridge LLC

On July 30, 2021, the Company acquired Echo Ridge for $9.0 million. Echo Ridge adds position, navigation, and timing devices; modeling, simulation, test, and measurement tools; and deployable software defined radio products and signal processing services to Parsons’ space portfolio. The acquisition was entirely funded by cash on-hand. The financial results of Echo Ridge have been included in our consolidated results of operations from July 30, 2021 onward.

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

In connection with the IPO, our “S” Corporation status terminated, and we are now treated as a “C” Corporation under Subchapter C of the Internal Revenue Code. The revocation of our “S” Corporation election had a material impact on our results of operations, financial condition and cash flows.  The effective tax rate has increased, and net income has decreased as compared to our “S” Corporation tax years, since we are now subject to both U.S. federal and state corporate income taxes on our earnings.

Results of Operations

Revenue

Our revenue consists of both services provided by our employees and pass-through fees from subcontractors and other direct costs. Our Federal Solutions segment derives revenue primarily from the U.S. federal government and our Critical Infrastructure segment derives revenue primarily from government and commercial customers.

We enter into the following types of contracts with our customers:

•

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

•

Under time-and-materials contracts, hourly billing rates are negotiated and charged to clients based on the actual time spent on a project. In addition, clients reimburse actual out-of-pocket costs for other direct costs and expenses that are incurred in connection with the performance under the contract.

•	Under fixed-price contracts, clients pay an agreed fixed-amount negotiated in advance for a specified scope of work.

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and “Note 2—Summary of Significant Accounting Polices” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of our policies on revenue recognition applicable to each type of contract.

The table below presents the percentage of total revenue for each type of contract.

	Fiscal Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Fixed-price	26%	32%	30%
Time-and-materials	28%	26%	27%
Cost-plus	46%	42%	43%

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

In 2021, 2020 and 2019, no single contract accounted for more than 5% of our revenue.

Joint Ventures

We conduct a portion of our business through joint ventures or similar partnership arrangements. For the joint ventures we control, we consolidate all the revenues and expenses in our consolidated statements of income (including revenues and expenses attributable to noncontrolling interests). For the joint ventures we do not control, we recognize equity in earnings of unconsolidated joint ventures. Our revenues included $204.7 million in 2021, $172.2 million in 2020, and $157.3 million in 2019 related to services we provided to our unconsolidated joint ventures.

Operating costs and expenses

Operating costs and expenses primarily include direct costs of contracts and selling, general and administrative expenses. Costs associated with compensation-related expenses for our people and facilities, which includes ESOP contribution expenses, are the most significant component of our operating expenses. In 2021, 2020 and 2019, we made annual contributions to the ESOP in the amount of 8% of the participants’ cash compensation for the applicable year.  Total ESOP contribution expense was $54.9 million for 2021, $55.3 million for 2020, and $53.6 million for fiscal 2019, and is recorded in “Direct cost of contracts” and “Selling, general and administrative expenses.” We expect operating expenses to increase due to our anticipated growth. However, on a forward-looking basis, we generally expect these costs to decline as a percentage of our total revenue as we realize the benefits of scale.

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

Other income and expenses

Other income and expenses primarily consist of interest income, interest expense, and other income, net.

Interest income primarily consists of interest earned on U.S. government money market funds.

Interest expense consists of interest expense incurred under our Senior Notes, Convertible Senior Notes, and Credit Agreement.

Other income, net primarily consists of gain or loss on sale of assets, sublease income and transaction gain or loss related to movements in foreign currency exchange rates.

Year ended December 31, 2021 compared to year ended December 31, 2020

The following table sets forth our results of operations for fiscal 2021 and fiscal 2020 as a percentage of revenue.

	Fiscal Year Ended
	December 31, 2021	December 31, 2020
Revenues	100.0%	100.0%
Direct costs of contracts	76.7%	77.6%
Equity in earnings of unconsolidated joint ventures	1.0%	0.8%
Selling, general and administrative expenses	20.7%	18.6%
Operating income	3.6%	4.5%
Interest income	0.0%	0.0%
Interest expense	(0.5)%	(0.5)%
Other income, net	(0.1)%	0.1%
Total other income benefit (expense)	(0.5)%	(0.4)%
Income before income tax expense	3.1%	4.1%
Income tax benefit (expense)	(0.6)%	(1.1)%
Net income including noncontrolling interests	2.4%	3.0%
Net income attributable to noncontrolling interests	(0.7)%	(0.5)%
Net income attributable to Parsons Corporation	1.8%	2.5%

Revenue

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2021	December 31, 2020	Dollar	Percent
Revenue	$3,660,771	$3,918,946	$(258,175)	-6.6%

Revenue for the year ended December 31, 2021 compared to the prior year decreased $258.2 million. This decrease was primarily due to a decrease in revenue in our Critical Infrastructure segment of $234.3 million and a decrease in our Federal Solutions segment of $23.8 million. See “—Segment Results” below for further discussion.

Direct costs of contracts

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2021	December 31, 2020	Dollar	Percent
Direct cost of contracts	$2,807,950	$3,042,087	$(234,137)	-7.7%

Direct cost of contracts decreased in 2021 primarily due to a decrease of $197.0 million in our Critical Infrastructure segment and a decrease of $37.1 million in our Federal Solutions segment. The decrease was primarily attributable to a decrease in business volume on contracts with significant pass-through costs and a decrease in business volume from project completions and transitions.

 Equity in earnings of unconsolidated joint ventures

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2021	December 31, 2020	Dollar	Percent
Equity in earnings of unconsolidated joint ventures	$36,862	$30,059	$6,803	22.6%

Equity in earnings of unconsolidated joint ventures increased in fiscal 2021 primarily due to $7.5 million from newly started joint ventures in 2021. The remaining fluctuation was due to decreases associated with the timing of the completion of joint ventures and other small changes across multiple joint ventures as part of ordinary course timing fluctuations in our business. In addition, there were offsetting write-downs of $15.6 million and $15.5 million in 2021 and 2020, respectively, on a project in the Critical Infrastructure segment.

Selling, general and administrative expenses

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2021	December 31, 2020	Dollar	Percent
Selling, general and administrative expenses	$757,237	$729,103	$28,134	3.9%

SG&A expenses for the years ended December 31, 2021 and December 31, 2020 include $19.6 million and $9.8 million, respectively, of compensation cost associated with equity-based awards.

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

Excluding the compensation costs discussed above, SG&A for the years ended December 31, 2021 and December 31, 2020 was $737.6 million and $719.3 million, respectively.

The increase in SG&A of $18.3 million, exclusive of equity compensation cost, was primarily due to additional expenses of $25.4 million associated with business acquisitions and $15.3 million intangible asset amortization. These increases were partially offset by $8.7 million reduction in transaction-related costs, $11.9 million reduction in incentive costs, and $1.8 million in other costs.

Total other (expense) income

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2021	December 31, 2020	Dollar	Percent
Interest income	$396	$787	$(391)	(49.7)%
Interest expense	(17,697)	(20,956)	3,259	15.6%
Other income (expense), net	(2,557)	3,767	(6,324)	(167.9)%
Total other income (expense)	$(19,858)	$(16,402)	$(3,456)	21.1%

Interest expense decreased in 2021 primarily due to early adoption of ASU 2020-06 in the first quarter of 2021, resulting in no interest expense related to amortization of the debt discount during 2021 compared to $3.8 million in 2020. Refer to “Note 2 – Summary of Significant Accounting Policies” and “Note 12 – Debt and Credit Facilities” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The amounts in other income (expense), net, are primarily related to transaction gains and losses on foreign currency transactions and sublease income.

Income tax expense

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2021	December 31, 2020	Dollar	Percent
Income tax expense (benefit)	$23,636	$42,492	$(18,856)	44.4%

Income tax expense decreased in fiscal 2021 primarily due to an increase in untaxed income attributable to noncontrolling interests, release of a valuation allowance on foreign tax credits, a change in jurisdictional earnings, and a release of uncertain tax positions, partially offset by a write down of a foreign tax receivable and an increase in executive compensation subject to IRC Section 162(m) limitations.

Our effective tax rate was 21.0% and 26.3% for the years ended December 31, 2021 and 2020, respectively.  The difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the year ended December 31, 2021 primarily relates to state income taxes and a recorded valuation allowance on foreign tax credit carryovers, a write down of a foreign tax receivable and an increase in executive compensation subject to IRC Section 162(m) limitations, offset by benefits related to income attributable to noncontrolling interest, release of uncertain tax positions, and federal research tax credits. For the year ended December 31, 2020, the difference primarily relates to state income taxes and a recorded valuation allowance on foreign tax credits, partially offset by benefits related to income attributable to noncontrolling interest and federal research tax credits.

Year ended December 31, 2020 compared to year ended December 31, 2019

The following table sets forth our results of operations for fiscal 2020 and fiscal 2019 as a percentage of revenue.

	Fiscal Year Ended
	December 31, 2020	December 31, 2019
Revenues	100.0%	100.0%
Direct costs of contracts	77.6%	79.0%
Equity in earnings of unconsolidated joint ventures	0.8%	1.1%
Selling, general and administrative expenses	18.6%	19.8%
Operating income	4.5%	2.3%
Interest income	0.0%	0.0%
Interest expense	(0.5)%	(0.6)%
Other income, net	0.1%	(0.1)%
Total other income benefit (expense)	(0.4)%	(0.6)%
Income before income tax expense	4.1%	1.7%
Income tax benefit (expense)	(1.1)%	1.8%
Net income including noncontrolling interests	3.0%	3.5%
Net income attributable to noncontrolling interests	(0.5)%	(0.4)%
Net income attributable to Parsons Corporation	2.5%	3.0%

Revenue

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2020	December 31, 2019	Dollar	Percent
Revenue	$3,918,946	$3,954,812	$(35,866)	-0.9%

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

Direct cost of contracts decreased in 2020 primarily due to a decrease of $86.4 million in our Critical Infrastructure segment. The decrease was primarily attributable to a decrease in business volume on contracts with significant pass-through costs and cost reductions.

 Equity in earnings of unconsolidated joint ventures

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2020	December 31, 2019	Dollar	Percent
Equity in earnings of unconsolidated joint ventures	$30,059	$41,721	$(11,662)	-28.0%

Equity in earnings of unconsolidated joint ventures decreased in fiscal 2020 primarily due to a $15.5 million write-down on a project in the Critical Infrastructure segment during 2020, offset in part by increases associated with the timing of the completion of joint ventures and the starting of new joint ventures as part of ordinary course timing fluctuations in our business.

Selling, general and administrative expenses

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2020	December 31, 2019	Dollar	Percent
Selling, general and administrative expenses	$729,103	$781,408	$(52,305)	-6.7%

The decrease in SG&A expenses for the years ended December 31, 2020 as compared to December 31, 2019 relates primarily to a decline in compensation cost associated with equity-based awards that settle primarily in cash. The compensation cost associated with these awards totaled $9.8 million during the year ended December 31, 2020 as compared to $65.7 million for the year ended December 31, 2019. Cash settled awards are remeasured to an updated fair value at each reporting period until the award is settled.  Compensation cost is trued-up at each reporting period for changes in fair value pro-rated for the portion of the requisite service period rendered.

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

Excluding the compensation costs discussed above, SG&A for the years ended December 31, 2020 and December 31, 2019 was $719.3 million and $715.7 million, respectively.

The increase in SG&A of $3.6 million, exclusive of equity compensation cost, was primarily due to additional expenses of $23.8 million associated with business acquisitions, $3.9 million due to a tax law change and $5.0 million related to strategic growth initiatives and public company operating costs. These increases were partially offset by a $18.4 million reduction in transaction-related costs related primarily to our initial public offering in 2019, and a $10.1 million reduction in intangible asset amortization.

Total other (expense) income

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2020	December 31, 2019	Dollar	Percent
Interest income	$787	$1,300	$(513)	(39.5)%
Interest expense	(20,956)	(23,729)	2,773	(11.7)%
Other income (expense), net	3,767	(2,392)	6,159	(257.5)%
Total other income (expense)	$(16,402)	$(24,821)	$8,419	(33.9)%

Interest expense decreased in 2020 primarily due a decrease in interest rates year-over-year. The amounts in other income (expense), net, are primarily related to transaction gains and losses on foreign currency transactions and sublease income.

Income tax expense

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2020	December 31, 2019	Dollar	Percent
Income tax expense (benefit)	$42,492	$(69,886)	$112,378	(160.8)%

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

Non-GAAP Financial Measures:

(U.S. dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Other Information:
Adjusted EBITDA (1)	$309,720	$342,621	$325,047
Net Income Margin (2)	2.4%	3.0%	3.5%
Adjusted EBITDA Margin (3)	8.5%	8.7%	8.2%
(1)	A reconciliation of net income (loss) attributable to Parsons Corporation to Adjusted EBITDA is set forth below (in thousands).
(2)	Net Income Margin is calculated as net income including noncontrolling interest divided by revenue in the applicable period.
(3)	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by revenue in the applicable period.

	December 31, 2021	December 31, 2020	December 31, 2019
Net income attributable to Parsons Corporation	$64,072	$98,541	$120,534
Interest expense, net	17,301	20,169	22,429
Income tax expense (benefit)	23,636	42,492	(69,886)
Depreciation and amortization	144,209	127,980	125,700
Net income attributable to noncontrolling interests	24,880	20,380	16,594
Equity-based compensation (a)	19,601	9,785	65,744
Transaction-related costs (b)	11,965	19,922	34,353
Restructuring (c)	736	2,193	3,424
Other (d)	3,320	1,159	6,155
Adjusted EBITDA	$309,720	$342,621	$325,047

(a)

Reflects equity-based compensation costs primarily related to cash-settled awards.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for a further discussion of these awards.

(b)	Reflects costs incurred in connection with acquisitions, the IPO, and other non-recurring transaction costs, primarily fees paid for professional services and employee retention.
(c)	Reflects costs associated with and related to our corporate restructuring initiatives.
(d)	Includes a combination of gain/loss related to sale of fixed assets, software implementation costs, and other individually insignificant items that are non-recurring in nature.

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

See “Segment Results” below and "Note 21—Segments Information” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion regarding our segment Adjusted EBITDA attributable to Parsons Corporation

Segment Results

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests:

	Fiscal Year Ended
(U.S. dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$162,733	$167,340	$169,100
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	121,700	154,528	138,851
Adjusted EBITDA attributable to noncontrolling interests	25,287	20,753	17,096
Total Adjusted EBITDA	$309,720	$342,621	$325,047

Year ended December 31, 2021 compared to year ended December 31, 2020

Federal Solutions

	The Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2021	December 31, 2020	Dollar	Percent
Revenue	$1,888,050	$1,911,910	$(23,860)	-1.2%
Adjusted EBITDA attributable to Parsons Corporation	$162,733	$167,340	$(4,607)	-2.8%

The decrease in Federal Solutions revenue for the year ended December 31, 2021 compared to the corresponding period last year was primarily due to a decrease in business volume from program completions and transitions, a reserve taken on a program, and the competitive hiring environment for cleared personnel. The decreases were partially offset by increases from business acquisitions of $160.8 million.

The decrease in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the year ended December 31, 2021 compared to the prior year was primarily due to a $5.5 million net impact from a reserve taken on a program during 2021, compared to a $13.9 million incentive fee recognized during 2020, partially offset by an increase related to business acquisitions.

Critical Infrastructure

	The Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2021	December 31, 2020	Dollar	Percent
Revenue	$1,772,721	$2,007,036	$(234,315)	(11.7)%
Adjusted EBITDA attributable to Parsons Corporation	$121,700	$154,528	$(32,828)	-21.2%

The decrease in revenue for the year ended December 31, 2021 compared to the corresponding period last year was primarily related to a decrease in business volume from program completions and transitions, lower pass through revenue, and write downs on projects during the year.

 The decrease in Critical Infrastructure Adjusted EBITDA attributable to Parsons for the year ended December 31, 2021 compared to the corresponding period last year was primarily due to write downs on projects and a decrease in business volume.

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

Critical Infrastructure

	The Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2020	December 31, 2019	Dollar	Percent
Revenue	$2,007,036	$2,066,905	$(59,869)	-2.9%
Adjusted EBITDA attributable to Parsons Corporation	$154,528	$138,851	$15,677	11.3%

The decrease in revenue for the year ended December 31, 2020 compared to the corresponding period last year was primarily related to a decrease in business volume on contracts with pass-through revenue, along with normal course net fluctuations in the winding down and starting up of contracts

The increase in Critical Infrastructure Adjusted EBITDA attributable to Parsons for the year ended December 31, 2020 compared to the corresponding period last year was primarily due to improved project margins offset in part by a decrease in equity in earnings.

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

As of December 31, 2021, we believe we have adequate liquidity and capital resources to fund our operations, support our debt service and support our ongoing acquisition strategy for at least the next twelve months based on the liquidity from cash provided by our operating activities, cash and cash equivalents on-hand and our borrowing capacity under our Revolving Credit Facility. We do not anticipate that the COVID-19 pandemic-related economic impacts will impair our ability to continue to maintain compliance with our debt covenants or access available borrowing capacity from our banks

Cash Flows

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

Accounts receivable is the principal component of our working capital and is generally driven by revenue growth. Accounts receivable includes billed and unbilled amounts.  The total amount of our accounts receivable can vary significantly over time but is generally sensitive to revenue levels. We experience delays in collections from time to time from Middle East customers. Net days sales outstanding, which we refer to as net DSO, is calculated by dividing (i) accounts receivable (net of project accruals, billings in excess of revenue and accounts payable) by (ii) average revenue per day (calculated by dividing trailing twelve months revenue by the number of days in that period).  We focus on collecting outstanding receivables to reduce net DSO and working capital. Net DSO was 68 days at December 31, 2021, 64 days at December 31, 2020, and 55 days at December 31, 2019. Our working capital (current assets less current liabilities) was $601.6 million at December 31, 2021, $655.7 million at December 31, 2020 and $382.0 million at December 31, 2019.

Our cash, cash equivalents and restricted cash decreased by $143.3 million to $343.9 million at December 31, 2021 from $487.2 million at December 31, 2020. This compares to an increase in cash, cash equivalents and restricted cash of $291.8 million to $487.2 million at December 31, 2020 from $195.4 million at December 31, 2019.

The following table summarizes our sources and uses of cash over the periods presented (in thousands):

	Fiscal Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net cash provided by operating activities	$205,574	$289,161	$220,240
Net cash used in investing activities	(240,907)	(346,369)	(570,803)
Net cash (used in) provided by financing activities	(106,503)	348,226	266,036
Effect of exchange rate changes	(1,496)	823	(1,294)
Net (decrease) increase in cash and cash equivalents	$(143,332)	$291,841	$(85,821)

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

Net cash provided by operating activities decreased $83.6 million to $205.6 million during 2021 compared to $289.2 million during 2020. The decrease in net cash provided by operating activities is primarily due to a $32.9 million change in net income after adjusting for non-cash items and a change in the use of cash related to our working capital accounts of $35.6 million (primarily from accounts receivable, contract assets, prepaid expenses and current assets, offset by accounts payable and accrued expenses). Under the CARES Act, the Company received a net cash benefit in 2020 of $35.2 million from the deferral of social security taxes otherwise due from April 10, 2020 through the year ended December 31, 2020. One-half of the deferred amount was paid during the third quarter of 2021. The decrease was also due to a $15.0 million change in other long-term liabilities. Net DSOs increased from 64 days to 68 days primarily driven by the change in our working capital accounts discussed above.

Net cash provided by operating activities increased $68.9 million to $289.2 million during 2020 compared to $220.2 million during 2019. The increase in net cash provided by operating activities is primarily due to a $115.9 million change in net income after adjusting for non-cash items and a change in the use of cash related to our working capital accounts of $10.6 million (primarily from accounts receivable, contract assets, prepaid expenses and current assets, offset by accrued expenses and contract liabilities). Under the CARES Act, the Company received a net cash benefit of $35.2 million from the deferral of social security taxes otherwise due from April 10, 2020 through the year ended December 31, 2020. One-half of the deferred amount was paid during the third quarter of 2021 and the second half is due no later than December 31, 2022. These positive changes in operating cash flows were offset, in part, by a $57.6 million change in other long-term liabilities, primarily driven by the payment of long-term employee incentives. Net DSOs increased from 55 days to 64 days primarily driven by the change in our working capital accounts discussed above.

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

Net cash used in investing activities decreased $105.5 million during 2021 compared to 2020, primarily due to the use of $189.6 million, net of cash acquired, for the acquisition of BlackHorse and the use of $8.7 million, net of cash acquired, for the acquisition of Echo Ridge in 2021, compared to $302.4 million, net of cash acquired, for the acquisition of Braxton in 2020. Net cash used in investing activities also decreased due to proceeds from sale of investments in unconsolidated joint ventures of $14.8 million and a decrease in cash used for capital expenditures of $12.9 million, offset by increased investments in unconsolidated joint ventures of $27.4 million

Net cash used in investing activities decreased $224.4 million during 2020 compared to 2019, primarily due to the use of $302.4 million, net of cash acquired, for the acquisition of Braxton in 2020, compared to $287.5 million, net of cash acquired, for the acquisition of OGSystems®, and the use of $208.2 million, net of cash acquired, for the acquisition of QRC Technologies in 2019.

 Financing Activities

Net cash provided by financing activities is primarily associated with proceeds from debt, the repayment thereof, distributions to noncontrolling interests and payments to the ESOP in connection with the redemption of ESOP participants’ interests prior to the 180-day lock-up period which ended November 3, 2019. We spent $6.3 million in 2019 in connection with the redemption of ESOP participants’ interests. With a public market for our common stock, cash is no longer required for ESOP redemptions after November 3, 2019 and we did not spend any amounts in connection with the redemption of ESOP participants’ interests in 2021 and 2020.  Participants now receive distributions of their ESOP interests in shares of our common stock.

Net cash (used in) provided by financing activities decreased $454.7 million to ($106.5) million in 2021 compared to $348.2 million in 2020. 2021 activities include repayment of the $50.0 million Series A tranche of our Senior Note during July 2021, repurchases of common stock of $21.7 million and increased distributions to noncontrolling interests of $32.1 million, compared to $348.5 million of net proceeds from the issuance of Convertible Senior Notes in 2020.

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

Letters of Credit

We also have in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated $223.0 million as of December 31, 2021.  Letters of credit outstanding under the Credit Agreement total $44.3 million.

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

We perform a goodwill impairment test on an annual basis for each reporting unit that requires certain assumptions and estimates be made regarding industry economic factors and future profitability.  For the years ended December 31, 2021, December 31, 2020 and December 31, 2019, we performed a quantitative analysis for all of our reporting units. It was determined that the fair value of each of our reporting units substantially exceeded their carrying values. As a result, no goodwill impairments were identified for those periods.

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

We use the Income Approach and Market Approach (Guideline Transaction and Guideline Company Method) to determine the fair value of reporting units. The Income Approach utilizes the discounted cash flow method, which focuses on the expected cash flow of the reporting unit. In applying this approach, the cash flow is calculated for a finite period of years. Beyond the finite period, a terminal value is developed using a sustainable long-term annual growth rate estimate. Then the finite period cash flows and the terminal value are discounted to present value to arrive at an indication of fair value. We utilized internal financial projections through fiscal 2026. The Market Approach utilizes market comparable transactions and comparable companies to calculate the estimated fair value. The guideline company approach focuses on comparing the reporting unit to select reasonably similar (or ”guideline”) publicly traded companies. Under this method, valuation multiples are derived from the median of the operating data of selected guideline companies and applied to the operating data of the reporting unit to arrive at an indicative value. In the similar transactions approach, consideration is given to prices paid in recent transactions that have occurred in the reporting unit's industry or in related industries. For the Federal Solutions reporting unit, only the Guideline Company Method is used as the Federal Solutions reporting unit has gone through multiple acquisitions during the past two years, thus making Guideline Transaction Method difficult to apply. For the Critical Infrastructure reporting unit, both the Guideline Transaction Method and Guideline Company Method are utilized to calculate the estimated fair value. Equal weighing is given to each of the methods used to estimate the fair value of reporting units.  Our last review at October 1, 2021 (i.e., the first day of our fourth quarter in fiscal 2020), indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill.

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

Equity-Based Compensation

We measure the value of services received from employees and directors in exchange for an equity-based award based on the grant date fair value.  We issue equity-based awards that settle in shares of our common stock. Prior to the IPO, we issued equity-based awards that settle in cash. Cash settled awards are subsequently remeasured to an updated fair value at each reporting period until the award is settled. Awards containing performance measures are adjusted at each reporting period for the number of shares expected to be earned.  Compensation cost for cash settled and performance awards are trued-up at each reporting period for changes in fair value and expected shares pro-rated for the portion of the requisite service period rendered.  We recognize compensation costs for these awards on either a straight-line or accelerated basis over the vesting period of the award in “Selling, general and administrative expenses” in the consolidated statements of income.

Self-Insurance

We are self-insured for a portion of our losses and liabilities primarily associated with workers’ compensation, general, professional, automobile, employee matters, certain medical plans, and project specific liability claims. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions, as provided by an independent actuary. The estimate of self-insurance liability includes an estimate of incurred but not reported claims, based on data compiled from historical experience. Actual losses and related expenses may deviate, perhaps substantially, from the self-insurance liability estimates reflected in our financial statements.

Recent Accounting Pronouncements

See the information set forth in “Note 2—Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2021, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 7A. Qualitative and Quantitative Disclosure About Market Risk

Interest Rate Risk

We are exposed to interest rate risks related to our Revolving Credit Facility. As of December 31, 2021, we had no loan amounts outstanding under the Revolving Credit Facility.  Borrowings under the new Credit Facility effective June 2021 bear interest at either a eurocurrency rate plus a margin between 1.0% and 1.625%, or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%, both based on the leverage ratio of the Company at the end of each quarter. Prior to June 2021, interest on borrowings under the Credit Facility were at either the base rate (as defined in the Credit Agreement), plus an applicable margin, or LIBOR plus an applicable margin. The applicable margin for base rate loans was a range of 0.125% to 1.00% and the applicable margin for LIBOR loans was a range of 1.125% to 2.00%, both based on the leverage ratio of the Company at the end of each quarter. The rates at December 31, 2021 and December 31, 2020 were 1.36% and 1.87%, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out, as of December 31, 2021, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining for the Company adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management, with the participation of its Chair and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on the framework established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, which audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in their audit report included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On February 18, 2022, in recognition of Mr. Charles L. Harrington’s (executive chair and former chief executive officer) years of service to the Company and in consideration of Mr. Harrington’s execution of a non-compete agreement with the Company effective upon his retirement on April 14, 2022, the Compensation and Management Development Committee of the board of directors unanimously approved the following:

1.	To accelerate 17,398 of Mr. Harrington’s unvested FY20 Restricted Stock Unit (RSU) Grant effective April 14, 2022; and
2.

For Mr. Harrington to be eligible to receive 60,889 shares at target of his unvested FY20-22 Performance Stock Unit (PSU) Grant, the receipt of, and the actual shares realized of which, are to be determined in March 2023 based upon actual performance metrics achieved by the Company and approved by the Compensation and Management Development Committee of the board of directors.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information related to our directors will be set forth under the caption “Proposal 1: Election of Directors” of our Proxy Statement for our Annual Meeting of Stockholders in 2022 (the “2022 Proxy Statement”). Such information is incorporated herein by reference.

Information relating to our Executive Officers is included in Part I of this Annual Report under the caption “Executive Officers.”

Information relating to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2022 Proxy Statement. Such information is incorporated herein by reference.

Information related to our code of ethics will be set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2022 Proxy Statement. Such information is incorporated herein by reference.

Information relating to the Audit Committee and Board of Directors determinations concerning whether a member of the Audit Committee is a “financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K will be set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2022 Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

Information relating to this item will be set forth under the captions “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report on Executive Compensation” of our 2022 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to the security ownership of certain beneficial owners and management will be included in our 2022 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information relating to this item will be set forth under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2022 Proxy Statement. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information relating to this item will be set forth under the caption “Independent Registered Public Accounting Firm Fees” of our 2022 Proxy Statement. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:
(1)

The Company’s Consolidated Financial Statements at December 31, 2021 and December 31, 2020 and for each of the three years in the period ended December 31, 2021, and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements, are hereby filed as part of this report, beginning on page F-1.

(2)	Valuation & Qualifying Accounts for each of the three years in the period ended December 31, 2021 are hereby filed as part of this report on page F-57.
(3)	See Exhibit Index below.

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Description

3.1#	Amended and Restated Certificate of Incorporation of Parsons Corporation.

3.2#	Amended and Restated Bylaws of Parsons Corporation.

4.1#	Description of Capital Stock of Parsons Corporation.

4.2#	Indenture, dated as of August 20, 2020, between Parsons Corporation and U.S. Bank National Association.

10.1#	2012 Amendment and Restatement of Parsons Employee Stock Ownership Plan (including all amendments to date), currently in effect.

10.2#	2019 Amendment and Restatement of Parsons Employee Stock Ownership Plan.

10.3#	First Amendment to the 2019 Amendment and Restatement of Parsons Employee Stock Ownership Plan, effective January 1, 2020

10.4#	Second Amendment to the 2019 Amendment and Restatement of Parsons Employee Stock Ownership Plan, effective May 8, 2019.

10.5#	Parsons Corporation Employee Stock Ownership Trust Agreement, effective as of December 31, 2005.

10.6#+	Parsons Corporation Restricted Award Plan.

10.7#+	Form of Restricted Award Units agreement under the Parsons Corporation Restricted Award Plan.

10.8#+	Parsons Corporation Annual Incentive Plan dated January 1, 2020.

10.9#+	Parsons Corporation Annual Incentive Plan Amended as of October 19, 2020.

10.10*+	Parsons Corporation Annual Incentive Plan Amendment dated January 1, 2021.

10.11#+	Parsons Corporation Shareholder Value Plan.

10.12#+	Parsons Corporation Long Term Growth Plan.

10.13#+	Parsons Corporation Share Value Retirement Plan.

10.14#+	Parsons Corporation Incentive Award Plan.

10.15#+	Form of Restricted Stock Unit Agreement under the Parsons Corporation Incentive Award Plan.

10.16#+	Third Amendment to the 2019 Amendment and Restatement of Parsons Employee Stock Ownership Plan, effective January 1, 2021.

10.17#+	Form of Restricted Stock Unit Agreement under the Parsons Corporation Incentive Award Plan (for Non-Employee Director Awards commencing in 2020).

10.18#+	Form of Restricted Stock Unit Agreement under the Parsons Corporation Incentive Award Plan (for Non-Employee Director Fee Deferral Awards commencing in 2020).

10.19#+	Form of Restricted Stock Unit Agreement under the Parsons Corporation Incentive Award Plan (for Non-Employee Director Awards in 2019).

10.20#+	Parsons Corporation Non-Employee Director Compensation Policy (as amended effective April 21, 2020).

10.21#+	Fee Deferral Plan for Outside Directors of the Parsons Corporation.

10.22#+	Parsons Corporation Employee Stock Purchase Plan.

10.23*+	Parsons Corporation Prospectus to Employee Stock Purchase Plan dated November 1, 2021.

10.24*+	Parsons Corporation Employee Stock Purchase Plan Special Offering Period dated November 1, 2021.

10.25*+	Parsons Corporation Employee Stock Purchase Plan List of Participating Companies.

10.26#+	Supplemental Executive Retirement Plan dated January 1, 1997.

10.27#+	First Amendment to the SERP effective January 1, 2020.

10.28*+	Change in Control Severance Agreement, dated August 6, 2021, by and between Parsons Corporation and Carey Smith.

10.29*+	Change in Control Severance Agreement, dated August 9, 2021, by and between Parsons Corporation and Charles L. Harrington.

10.30*+	Change in Control Severance Agreement, dated August 6, 2021, by and between Parsons Corporation and George Ball

10.31*+	Change in Control Severance Agreement, dated August 6, 2021, by and between Parsons Corporation and Michael Kolloway.

10.32*+	Change in Control Severance Agreement, dated August 6, 2021, by and between Parsons Corporation and David Spille.

10.33*+	Change in Control Severance Agreement, dated October 6, 2021, by and between Parsons Corporation and Matthew Ofilos.

10.34#+	Form of Equity Award Amendment Letter Agreement, dated August 10, 2020, by and between Parsons Corporation and George L. Ball.

10.35#+	Form of Equity Award Amendment Letter Agreement, dated August 10, 2020, by and between Parsons Corporation and Charles L. Harrington.

10.36#+	Form of Equity Award Amendment Letter Agreement, dated August 10, 2020, by and between Parsons Corporation and Carey A. Smith.

10.37#+	Form of Equity Award Amendment Letter Agreement, dated August 10, 2020, by and between Parsons Corporation and Michael R. Kolloway.

10.38#+	Form of Equity Award Amendment Letter Agreement, dated August 10, 2020, by and between Parsons Corporation and Debra Fiori.

10.39*+	Form of Performance Stock Unit Award Amendment, dated July 19, 2021, by and between Parsons Corporation and Carey A. Smith.

10.40*+	Form of Restricted Stock Unit Award Amendment, dated July 19, 2021, by and between Parsons Corporation and Carey A. Smith.

10.41*+	Form of Performance Stock Unit Award Amendment, dated July 19, 2021, by and between Parsons Corporation and Charles L. Harrington.

10.42*+	Form of Restricted Stock Unit Award Amendment, dated July 19, 2021, by and between Parsons Corporation and Charles L. Harrington.

10.43*+	Form of Performance Stock Unit Award Amendment, dated July 19, 2021, by and between Parsons Corporation and George Ball.

10.44*+	Form of Restricted Stock Unit Award Amendment, dated July 19, 2021, by and between Parsons Corporation and George Ball.

10.45*+	Form of Performance Stock Unit Award Amendment, dated July 19, 2021, by and between Parsons Corporation and Michael R. Kolloway.

10.46*+	Form of Restricted Stock Unit Award Amendment, dated July 19, 2021, by and between Parsons Corporation and Michael R. Kolloway.

10.47*+	Form of Performance Stock Unit Award Amendment, dated July 19, 2021, by and between Parsons Corporation and David Spille.

10.48*+	Form of Restricted Stock Unit Award Amendment, dated July 19, 2021, by and between Parsons Corporation and David Spille.

10.49#	Note Purchase Agreement, dated as of May 9, 2014, among Parsons Corporation and the purchasers party thereto, and the forms of Senior Notes.

10.50#

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

10.51#	First Amendment to the Note Purchase Agreement, dated as of August 10, 2018, by and between Parsons Corporation and the purchasers party thereto.

10.52#

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

10.53#	First Amendment to the Fifth Amended and Restated Credit Agreement, dated as of January 4, 2019, by and among Parsons Corporation, the Banks party thereto and MUFG Bank Ltd, as administrative agent.

10.54#	Credit Agreement dated June 25, 2021, among Parsons Corporation, the Guarantors, the Lenders, and Bank of America, N.A., as Administrative Agent, Swingline Lender, and an L/C Issuer.

10.55#

Term Loan Agreement, dated as of January  4, 2019, among Parsons Corporation, MUFG Union Bank, N.A., as administrative agent, The Bank of Nova Scotia, as syndication agent, the other financial institutions party thereto and MUFG Union Bank, N.A. and The Bank of Nova Scotia, as co-lead arrangers.

10.56#	Form of Employee Stockownership Trust Agreement, dated as of June 8, 2020, by and between Parsons Corporation and Newport Trust Company.

10.57#	Form of Registration Rights Agreement by and between Parsons Corporation and Newport Trust Company.

10.58#	Form of Fifth Amendment to the Parsons Corporation Retirement Savings Plan.

10.59#+	Form of Fourth Amendment to the 2019 Amendment and Restatement of Parsons Employee Stock Ownership Plan, effective March 1, 2021.

10.60*+	Fourth Amendment to the Parsons Employee Stock Ownership Plan 2019 Amendment and Restatement, effective March 1, 2021.

10.61#+	Form of Indemnification Agreement between Parsons Corporation and certain of its directors and officers.

10.62*+	Form of Transition Agreement, dated February 2022, by and between Parsons Corporation and Charles L. Harrington.

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii)

Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Company Name

Date: February 23, 2022	By:	/s/ Carey A. Smith
Carey A. Smith
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Carey A. Smith	Chief Executive Officer and Director	February 23, 2022
Carey A. Smith	(Principal Executive Officer)

/s/ George L. Ball	Chief Financial Officer	February 23, 2022
George L. Ball	(Principal Financial and Accounting Officer)

/s/ Charles L. Harrington	Director	February 23, 2022
Charles L. Harrington

/s/ Mark K. Holdsworth	Director	February 23, 2022
Mark K. Holdsworth

/s/ Steven F. Leer	Director	February 23, 2022
Steven F. Leer

/s/ Letitia A. Long	Director	February 23, 2022
Letitia A. Long

/s/ Darren W. McDew	Director	February 23, 2022
Darren W. McDew

/s/ James F. McGovern	Director	February 23, 2022
James F. McGovern

/s/ Harry T. McMahon	Director	February 23, 2022
Harry T. McMahon

/s/ M. Christian Mitchell	Director	February 23, 2022
M. Christian Mitchell

/s/ Suzanne M. Vautrinot	Director	February 23, 2022
Suzanne M. Vautrinot

/s/ David C. Wajsgras	Director	February 23, 2022
David C. Wajsgras

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	F-2

Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020	F-6

Consolidated Statements of Income for the Years ended December 31, 2021, December 31, 2020 and December 31, 2019	F-7

Consolidated Statements of Comprehensive Income for the Years ended December 31, 2021, December 31, 2020 and December 31, 2019	F-8

Consolidated Statements of Changes in Redeemable Common Stock and Shareholders’ Equity (Deficit) for the Years ended December 31, 2021, December 31, 2020 and December 31, 2019	F-9

Consolidated Statements of Cash Flows for the Years ended December 31, 2021, December 31, 2020 and December 31, 2019	F-10

Notes to Consolidated Financial Statements	F-11

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Parsons Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Parsons Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of changes in redeemable common stock and shareholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible instruments and contracts in an entity’s own equity in 2021 and the manner in which it accounts for leases in 2019.

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

Revenue Recognition – Determination of Estimated Contract Cost and Variable Consideration related to Estimated Claims Revenue for Fixed-Price Contracts Recognized Over Time

As described in Notes 2 and 4 to the consolidated financial statements, revenue is derived from long-term contracts with customers whereby the Company provides planning, design, engineering, technical, and construction and program management services. The Company enters into cost-plus, time-and-materials, and fixed-price contracts with its customers. Fixed-price contract revenue recognized was $1.0 billion for the year ended December 31, 2021, which accounts for approximately 26% of the Company’s total consolidated revenue. Fixed-price contract revenue is recognized over time using an input measure (i.e., costs incurred to date relative to total estimated costs at completion) to measure progress. Under the cost-to-cost measure of progress method, the extent of progress towards completion is measured based on the ratio of total costs incurred to-date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Management includes variable consideration, such as claims revenue, in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Contract costs consist of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs). Changes to estimated contract costs, either due to unexpected events or revisions to management’s initial estimates, for a given project are recognized in the period in which they are determined. Recognition of profit on long-term contracts requires the use of assumptions and estimates related to total contract revenue and in particular estimated claims revenue, total estimated cost at completion, and the measurement of progress towards completion. Management’s estimates are continually evaluated as work progresses and are revised when necessary.

The principal considerations for our determination that performing procedures relating to revenue recognition, specifically the determination of estimated contract cost and variable consideration related to estimated claims revenue for fixed-price contracts recognized over time is a critical audit matter are (i) the significant judgment by management in determining the estimated contract cost and variable consideration related to estimated claims revenue for fixed-price contracts; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence for the estimated contract cost and variable consideration related to estimated claims revenue for fixed-price contracts recognized over time.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the determination of estimated contract cost and variable consideration related to estimated claims revenue for fixed-price contracts recognized over time. These procedures also included, among others, for a selection of fixed-price contracts, (i) evaluating and testing management’s process for determining the estimated contract cost and variable consideration related to estimated claims revenue, which included testing of contracts and other documents related to the estimates, and testing of underlying incurred and estimated contract costs; (ii) assessing management’s ability to reasonably estimate total contract costs by performing a comparison of the actual estimated contract cost as compared with prior period estimates, including evaluating the timely identification of circumstances that may warrant a modification to the estimated contract cost; and (iii) evaluating estimated claims revenue by inquiry with external legal counsel regarding the underlying claim and agreeing estimated claims revenue to documents related to those estimates.

Acquisition of BlackHorse Solutions, Inc. - Valuation of the Customer Relationships Intangible Asset

As described in Notes 2 and 3 to the consolidated financial statements, on July 6, 2021, the Company acquired a 100% ownership interest in BlackHorse Solutions, Inc. (“BlackHorse”), a privately-owned company, for $205.0 million which resulted in $64.0 million of intangible assets being recorded, of which, $39.0 million related to a customer relationships intangible asset. Management accounts for business combinations using the acquisition method, under which the purchase price of an acquired company is allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair values of assets acquired and liabilities assumed requires management to make estimates and use valuation techniques when a market value is not readily available. Management’s determination of the fair value of the intangible assets acquired involved the use of significant estimates and assumptions related to discount rates, revenue growth rates, projected margins, and customer revenue attrition rates.

The principal considerations for our determination that performing procedures relating to the valuation of the customer relationships intangible asset acquired in the acquisition of BlackHorse is a critical audit matter are (i) the significant judgment by management when determining the fair value of the customer relationships intangible asset acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the discount rates, revenue growth rates, projected margins, and the customer revenue attrition rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to acquisition accounting, including controls over the significant assumptions used in management’s valuation of the customer relationships intangible asset. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for determining the fair value of the customer relationships intangible asset; (iii) evaluating the appropriateness of the valuation technique; (iv) testing the completeness and accuracy of the underlying data used in the valuation technique; and (v) evaluating the reasonableness of significant assumptions related to the discount rates, revenue growth rates, projected margins, and the customer revenue attrition rate. Evaluating the reasonableness of management’s significant assumptions related to the revenue growth rates and projected margins involved considering (i) the current and past performance of the acquired business; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the appropriateness of management’s valuation technique and (ii) the reasonableness of the discount rate and customer revenue attrition rate significant assumptions.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 23, 2022

We have served as the Company’s auditor since at least 1969. We have not been able to determine the specific year we began serving as the auditor of the Company.

Parsons Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except shares and par value)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents (including $78,514 and $75,220 Cash of consolidated joint ventures)	$342,608	$483,609
Restricted cash and investments	1,275	3,606
Accounts receivable, net (including $140,266 and $190,643 Accounts receivable of consolidated joint ventures, net)	598,311	698,578
Contract assets (including $8,779 and $23,498 Contract assets of consolidated joint ventures)	579,216	576,568
Prepaid expenses and other current assets (including $18,783 and $3,045 Prepaid expenses and other current assets of consolidated joint ventures)	110,941	80,769
Total current assets	1,632,351	1,843,130

Property and equipment, net (including $1,721 and $2,629 Property and equipment of consolidated joint ventures, net)	104,196	121,027
Right of use assets, operating leases	182,672	210,398
Goodwill	1,412,690	1,261,978
Investments in and advances to unconsolidated joint ventures	110,688	68,975
Intangible assets, net	207,821	245,958
Deferred tax assets	134,393	130,200
Other noncurrent assets	46,129	56,038
Total assets	$3,830,940	$3,937,704

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable (including $78,558 and $97,810 Accounts payable of consolidated joint ventures)	$196,286	$225,679
Accrued expenses and other current liabilities (including $82,746 and $68,801 Accrued expenses and other current liabilities of consolidated joint ventures)	599,089	650,753
Contract liabilities (including $14,333 and $33,922 Contract liabilities of consolidated joint ventures)	171,671	201,864
Short-term lease liabilities, operating leases	55,902	54,133
Income taxes payable	7,836	4,980
Short-term debt	-	50,000
Total current liabilities	1,030,784	1,187,409
Long-term employee incentives	15,997	21,828
Long-term debt	591,922	539,998
Long-term lease liabilities, operating leases	148,893	182,467
Deferred tax liabilities	11,400	12,285
Other long-term liabilities	94,832	132,300
Total liabilities	1,893,828	2,076,287
Contingencies (Note 15)
Shareholders' equity:
Common stock, $1 par value; authorized 1,000,000,000 shares; 146,276,880 and 146,609,288 shares issued; 33,331,494 and 25,719,350 public shares outstanding; 70,328,237 and 76,641,312 ESOP shares outstanding	146,277	146,609
Treasury stock, 42,617,149 shares at cost	(867,391)	(899,328)
Additional paid-in capital	2,684,979	2,700,925
Accumulated deficit	(53,529)	(120,569)
Accumulated other comprehensive loss	(9,568)	(13,865)
Total Parsons Corporation shareholders' equity	1,900,768	1,813,772
Noncontrolling interests	36,344	47,645
Total shareholders' equity	1,937,112	1,861,417
Total liabilities and shareholders' equity	$3,830,940	$3,937,704

The accompanying notes are an integral part of these consolidated financial statements.

Parsons Corporation and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2021, December 31, 2020 and December 31, 2019

(in thousands, except for per share data)

	2021	2020	2019
Revenue	$3,660,771	$3,918,946	$3,954,812
Direct cost of contracts	2,807,950	3,042,087	3,123,062
Equity in earnings of unconsolidated joint ventures	36,862	30,059	41,721
Selling, general and administrative expenses	757,237	729,103	781,408
Operating income	132,446	177,815	92,063
Interest income	396	787	1,300
Interest expense	(17,697)	(20,956)	(23,729)
Other income (expense), net	(2,557)	3,767	(2,392)
Total other (expense) income	(19,858)	(16,402)	(24,821)
Income before income tax expense	112,588	161,413	67,242
Income tax (expense) benefit	(23,636)	(42,492)	69,886
Net income including noncontrolling interests	88,952	118,921	137,128
Net income attributable to noncontrolling interests	(24,880)	(20,380)	(16,594)
Net income attributable to Parsons Corporation	$64,072	$98,541	$120,534
Earnings per share:
Basic earnings per share	$0.62	$0.98	$1.30
Diluted earnings per share	$0.59	$0.97	$1.30

The accompanying notes are an integral part of these consolidated financial statements.

Parsons Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2021, December 31, 2020 and December 31, 2019

(in thousands)

	2021	2020	2019
Net income including noncontrolling interests	$88,952	$118,921	$137,128
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	3,834	484	8,418
Pension adjustments, net of tax	460	(88)	281
Comprehensive income including noncontrolling interests, net of tax	93,246	119,317	145,827
Comprehensive income attributable to noncontrolling interests, net of tax	(24,877)	(20,380)	(16,597)
Comprehensive income attributable to Parsons Corporation, net of tax	$68,369	$98,937	$129,230

The accompanying notes are an integral part of these consolidated financial statements.

Parsons Corporation and Subsidiaries

Consolidated Statements of Changes in Redeemable Common Stock and Shareholders’ Equity (Deficit)

Years Ended December 31, 2021, December 31, 2020 and December 31, 2019

(in thousands)	Redeemable Common Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Parsons Equity (Deficit)	Noncontrolling Interests	Total
Balances at December 31, 2018	$1,876,309	$—	$(957,025)	$—	$12,445	$(22,957)	$(967,537)	$46,461	$(921,076)
Comprehensive income
Net income	—	—	—	—	120,534	-	120,534	16,594	137,128
Foreign currency translation gain	—	—	—	—	—	8,415	8,415	3	8,418
Pension adjustments	—	—	—	—	—	281	281	—	281
ASC 842 transition adjustment	—	—	—	—	52,608	—	52,608	—	52,608
Purchase of treasury stock	(6,219)	—	(6,272)	-	6,219	—	(53)	—	(53)
Contributions of treasury stock to ESOP	—	—	29,057	24,587	—	—	53,644	—	53,644
Contributions	—	—	—	—	—	—	—	10,093	10,093
Distributions	—	—	—	—	—	—	—	(42,285)	(42,285)
Dividend paid	—	—	—	—	(52,093)	—	(52,093)	—	(52,093)
Stock-based compensation	—	—	—	8,272	—	—	8,272	—	8,272
Issuance of equity securities, net of retirements	—	47	—	(999)	(197)	—	(1,149)	—	(1,149)
Conversion of S-Corp to C-Corp	25,877	—	—	—	(25,877)	—	(25,877)	—	(25,877)
IPO proceeds, net	—	21,296	—	515,582	—	—	536,878	—	536,878
ESOP shares at redemption value	857,559	—	—	(525,895)	(331,664)	—	(857,559)	—	(857,559)
Temporary to permanent equity end of lock-up period	(2,753,526)	125,098	—	2,628,428	-	—	2,753,526	—	2,753,526
Balances at December 31, 2019	$—	$146,441	$(934,240)	$2,649,975	$(218,025)	$(14,261)	$1,629,890	$30,866	$1,660,756
Comprehensive income
Net income	—	—	—	—	98,541	-	98,541	20,380	118,921
Foreign currency translation gain, net	—	—	—	—	—	484	484	—	484
Pension adjustments, net	—	—	—	—	—	(88)	(88)	—	(88)
Adoption of ASU 2016-13	—	—	—	—	(1,000)	—	(1,000)	—	(1,000)
Contributions of treasury stock to ESOP	-	—	34,912	20,010	-	—	54,922	—	54,922
Contributions	—	—	-	-	—	—	-	2,215	2,215
Distributions	—	—	—	—	—	—	—	(5,816)	(5,816)
Issuance of equity securities, net of retirement	—	168	—	2,957	(85)	—	3,040	-	3,040
Equity component value of convertible note issuance	—	—	—	53,552	-	—	53,552	—	53,552
Purchase of convertible note hedge	—	—	—	(54,611)	—	—	(54,611)	—	(54,611)
Sale of common stock warrants	—	-	—	13,808	—	—	13,808	—	13,808
Stock-based compensation	-	—	—	15,234	-	—	15,234	—	15,234
Balances at December 31, 2020	$—	$146,609	$(899,328)	$2,700,925	$(120,569)	$(13,865)	$1,813,772	$47,645	$1,861,417
Comprehensive income
Net income	—	—	—	—	64,072	—	64,072	24,880	88,952
Foreign currency translation gain (loss), net	—	—	—	—	—	3,837	3,837	(3)	3,834
Pension adjustments, net	—	—	—	—	—	460	460	—	460
Contributions of treasury stock to ESOP	—	—	31,937	22,064	—	—	54,001	—	54,001
Adoption of ASU 2020-06	—	—	—	(40,002)	2,782	—	(37,220)	—	(37,220)
Contributions	—	—	—	—	—	—	—	1,754	1,754
Distributions	—	—	—	—	—	—	—	(37,932)	(37,932)
Issuance of equity securities, net of retirement	—	287	—	2,887	186	—	3,360	—	3,360
Repurchases of common stock	—	(619)	—	(21,082)	—	—	(21,701)	—	(21,701)
Stock-based compensation	—	—	—	20,187	—	—	20,187	—	20,187
Balances at December 31, 2021	$—	$146,277	$(867,391)	$2,684,979	$(53,529)	$(9,568)	$1,900,768	$36,344	$1,937,112

The accompanying notes are an integral part of these consolidated financial statements.

Parsons Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2021, December 31, 2020 and December 31, 2019

(in thousands)	2021	2020	2019
Cash flows from operating activities
Net income including noncontrolling interests	$88,952	$118,921	$137,128
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	144,209	127,980	125,700
Amortization of debt issue costs	2,817	1,356	973
Amortization of convertible notes discount	—	3,831	—
Loss on disposal of property and equipment	338	116	1,042
Provision for doubtful accounts	8	(1,503)	290
Deferred taxes	(3,468)	1,271	(123,338)
Foreign currency transaction gains and losses	4,916	(493)	4,472
Equity in earnings of unconsolidated joint ventures	(36,862)	(30,059)	(41,721)
Return on investments in unconsolidated joint ventures	24,494	41,457	51,077
Stock-based compensation	20,187	15,234	8,272
Contributions of treasury stock	54,905	55,327	53,644
Changes in assets and liabilities, net of acquisitions and newly consolidated joint ventures
Accounts receivable	99,894	(8,623)	(30,206)
Contract assets	1,494	9,243	(49,999)
Prepaid expenses and other assets	(18,798)	11,494	(22,110)
Accounts payable	(31,766)	1,494	(17,123)
Accrued expenses and other current liabilities	(74,683)	3,405	78,366
Contract liabilities	(30,407)	(29,674)	20,146
Income taxes	2,878	(3,080)	(5,421)
Other long-term liabilities	(43,534)	(28,536)	29,048
Net cash provided by operating activities	205,574	289,161	220,240

Cash flows from investing activities
Capital expenditures	(21,105)	(34,036)	(67,597)
Proceeds from sale of property and equipment	1,329	1,546	3,789
Payments for acquisitions, net of cash acquired	(198,256)	(302,894)	(494,826)
Investments in unconsolidated joint ventures	(38,459)	(11,038)	(24,579)
Return of investments in unconsolidated joint ventures	772	53	12,410
Proceeds from sales of investments in unconsolidated joint ventures	14,812	—	—
Net cash used in investing activities	(240,907)	(346,369)	(570,803)

Cash flows from financing activities
Proceeds from borrowings	—	212,900	597,200
Repayments of borrowings	(50,000)	(212,900)	(777,200)
Payments for debt costs and credit agreement	(1,937)	—	(286)
Proceeds from issuance of convertible notes	—	400,000	—
Payments for purchase of bond hedges	—	(54,968)	—
Proceeds from issuance of warrants	—	13,808	—
Transaction costs paid in connection with convertible notes issuance	—	(10,250)	—
Contributions by noncontrolling interests	1,754	2,215	10,093
Distributions to noncontrolling interests	(37,932)	(5,816)	(42,285)
Repurchases of common stock	(21,701)	—	(6,272)
Taxes paid on vested stock	(2,242)	(1,149)	—
Proceeds from issuance of common stock	5,555	4,386	536,879
Dividend paid	—	—	(52,093)
Net cash provided by financing activities	(106,503)	348,226	266,036
Effect of exchange rate changes	(1,496)	823	(1,294)
Net increase (decrease) in cash, cash equivalents and restricted cash	(143,332)	291,841	(85,821)
Cash, cash equivalents and restricted cash
Beginning of year	487,215	195,374	281,195
End of year	$343,883	$487,215	$195,374
Cash paid during the year for
Interest	$14,993	$14,207	$23,254
Income taxes (net of refunds)	22,461	55,354	60,477

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

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

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. The Company’s most significant estimates and judgments involve revenue recognition with respect to the determination of the costs to complete contracts and transaction price; determination of self-insurance reserves; useful lives of

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

property and equipment and intangible assets; valuation of deferred income tax assets and uncertain tax positions, among others.

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

Treasury Stock

The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. The Company records the reissuance of treasury stock using the first-in, first-out method of accounting. Contributions of 1,631,477 shares, 1,522,381 shares, and 1,345,198 shares of common stock were made to the ESOP in 2021, 2020 and 2019, respectively. In 2019, the Company repurchased 191,331 shares of common stock from the ESOP in connection with the redemption of ESOP participants’ interests in the ESOP for $6.3 million.  Subsequent to November 3, 2019 when the 180-day lock-up period ended, repurchases are no longer required for ESOP redemptions. In 2020, the Company did not repurchase any shares of common stock.

Share Repurchases

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

Earnings per Share

Basic earnings per common share (“EPS”) is calculated by dividing Net income by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated using the if-converted method by dividing adjusted net income by adjusted weighted average outstanding shares, assuming conversion of all potentially dilutive securities. Upon contribution to the ESOP, the shares become outstanding and are included within the earnings per share computations.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

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

Contract Costs—Contract costs consist of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs). All contract costs are recorded as incurred. Changes to estimated contract costs, either due to unexpected events or revisions to management’s initial estimates, for a given project are recognized in the period in which they are determined. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client, generate or enhance resources that will be used in satisfying performance obligations in the future and directly relate to an existing or anticipated contract. Costs to mobilize equipment and labor to a job site, prior to substantive work beginning (“mobilization costs”) are capitalized as incurred and amortized over the expected duration of the contract. Additionally, the Company may incur incremental costs to obtain certain contracts, such as selling and market costs, bid and proposal costs, sales commissions, and legal fees, certain of which can be capitalized if they are recoverable under the contract. Capitalized contract costs are included in other current assets on the consolidated balance sheets and were not material as of December 31, 2021 and December 31, 2020.

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

December 31, 2021, December 31, 2020 and December 31, 2019

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

Claims Revenue—Claims revenue are amounts in excess of agreed contract prices that the Company seeks to collect from clients or others for customer-caused delays, errors in specifications and designs, contract terminations, change orders that are in dispute, or other causes of unanticipated additional contract costs, including factors outside of our control, and therefore the Company believes it is entitled to additional compensation. Claims revenue, when recorded, is only recorded to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company includes certain claims in the transaction price when the claims are legally enforceable, the Company considers collection to be probable and believes it can reliably estimate the ultimate value. The Company continues to engage in negotiations with its customers on outstanding claims. However, these claims may be resolved at amounts that differ from current estimates, which could result in increases or decreases in future estimated contract profits or losses.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

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

Revenue recognized over time—The Company’s performance obligations are generally satisfied over time as work progresses because of continuous transfer of control to the customer and the Company has the right to bill the customer as costs are incurred. Typically, revenue is recognized over time using an input measure (i.e. costs incurred to date relative to total estimated costs at completion) to measure progress. The Company generally uses the cost-to-cost measure of progress method because it best depicts the transfer of control to the customer which occurs as the Company incurs costs on its contracts. Under the cost-to-cost measure of progress method, the extent of progress towards completion is measured based on the ratio of total costs incurred to-date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Any expected losses on construction-type contracts in progress are charged to earnings, in total, in the period the losses are identified. The Company recognizes adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the period it is identified.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

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

The Company is involved in a significant volume of contracts with the United States federal government and state and local governments. Approximately 52%, 49%, and 48% of consolidated revenues for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively, and approximately 17% and 19% of accounts receivable as of December 31, 2021 and December 31, 2020, respectively, were derived from contracts with the United States federal government. No other customers represented 10% or more of consolidated revenues or accounts receivable in any of the periods presented.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

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

Equity-Based Compensation

The Company measures the value of services received from employees and directors in exchange for an equity-based award based on the grant date fair value.  The Company issues equity-based awards that settle in shares of the Company’s common stock. Prior to the IPO, the Company issued equity-based awards that settled in cash. Cash settled awards are subsequently remeasured to an updated fair value at each reporting period until the award is settled. Awards containing performance measures are adjusted at each reporting period for the number of shares expected to be earned.  Compensation cost for cash settled and performance awards are trued-up at each reporting period for changes in fair value and expected shares pro-rated for the portion of the requisite service period rendered.  The Company recognizes compensation costs for these awards on either a straight-line or accelerated basis over the vesting period of the award in selling, general and administrative expense in the consolidated statements of income.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

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

The Company is considered the primary beneficiary and required to consolidate a VIE if it has the power to direct the activities that most significantly impact that VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits of that VIE that could potentially be significant to the VIE. In determining whether the Company is the primary beneficiary, significant assumptions and judgments include the following: (1) identifying the significant activities and the parties that have the power to direct them; (2) reviewing the governing board composition and participation ratio; (3) determining the equity, profit and loss ratio; (4) determining the management-sharing ratio; (5) reviewing employment terms; and (6) reviewing the funding and operating agreements. Examples of significant activities currently being performed by the Company’s significant consolidated and unconsolidated joint ventures include engineering and design services; management consulting services; procurement and construction services; program management; construction management; and operations and maintenance services. If the Company determines that the power to direct the significant activities is shared by two or more joint venture parties, then there is no primary beneficiary and no party consolidates the VIE. In making the shared-power determination, the Company analyzes the key contractual terms, governance, related party and de facto agency as they are defined in the accounting standard, and other arrangements.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

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

Intangible Assets

Intangible assets with finite lives arise from business acquisitions and are amortized based on the period over which the contractual or economic benefit of the intangible assets are expected to be realized or on a straight-line basis over the useful lives of the underlying assets, ranging from one to sixteen years. These primarily consist of customer relationships, developed technology, backlog, and covenants not to compete. When indicators of a potential impairment exist, the Company assesses the recoverability of the unamortized balance of its intangible assets by first comparing undiscounted expected cash flows associated with the asset, or the asset group they are part of, to its carrying value. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the intangible assets would be recognized as an impairment loss.

Income Taxes

Income taxes are accounted for under the asset and liability method. This approach requires the recognition of deferred tax liabilities and assets to reflect the tax effects of temporary differences between the financial statement carrying amounts and tax bases of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the asset or liability is recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are evaluated for future realization and valuation allowances are established when, in our opinion, it is more likely than not that all or some portion of the asset will not be realized.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

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

December 31, 2021, December 31, 2020 and December 31, 2019

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”)”. ASU 2019-12 was issued as a means to reduce the complexity of accounting for income taxes for those entities that fall within the scope of the accounting standard. The guidance is applied using a prospective method, excluding amendments related to franchise taxes, which should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted this ASU in the first quarter of 2021, and it did not have a material impact on its financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. The update simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. The guidance also includes targeted improvements to the disclosures for convertible instruments and earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company early adopted this ASU in the first quarter of 2021 using the modified retrospective method which resulted in a reduction in non-cash interest expense and reclassification of the equity portion of the Convertible Senior Notes to “Long-term debt” on the consolidated balance sheet.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

3.	Acquisitions

 BlackHorse Solutions, Inc.

On July 6, 2021, the Company acquired a 100% ownership interest in BlackHorse Solutions, Inc (“BlackHorse”), a privately-owned company, for $205.0 million paid in cash.  BlackHorse expands Parsons’ capabilities and products in next-generation military, intelligence, and space operations, specifically in cyber electronic warfare and information dominance. The acquisition was entirely funded by cash on-hand. In connection with this acquisition, the Company recognized $3.1 million of acquisition-related expenses in “Selling, general and administrative expense” in the consolidated statements of income for the year ended December 31, 2021, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Amount
Cash and cash equivalents	$15,428
Accounts receivable	3,351
Contract assets	5,979
Prepaid expenses and other current assets	937
Property and equipment	2,239
Right of use assets, operating leases	6,157
Goodwill	143,830
Intangible assets	64,000
Accounts payable	(2,326)
Accrued expenses and other current liabilities	(17,190)
Contract liabilities	(320)
Short-term lease liabilities, operating leases	(1,011)
Long-term lease liabilities, operating leases	(5,146)
Deferred tax liabilities	(10,660)
Other long-term liabilities	(235)
Net assets acquired	$205,033

Of the total purchase price, the following values were assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships	$39,000	16
Backlog	22,000	3
Trade name	1,000	2
Developed technologies	1,000	3
Non-compete agreements	1,000	3

Amortization expense of $5.4 million related to these intangible assets was recorded for the year ended December 31, 2021. The entire value of goodwill of $143.8 million was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill of $10.6 million is deductible for tax purposes.

The amount of revenue generated by BlackHorse and included within consolidated revenues for 2021 is $35.3 million. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

The Company is still in the process of finalizing its valuation of the net assets acquired.

Supplemental Pro Forma Information (Unaudited)

Supplemental information on an unaudited pro forma basis, as if the acquisition closed as of the beginning of the fiscal year ended December 31, 2020 as follows (in thousands):

	2021	2020
	(unaudited)	(unaudited)
Pro forma Revenue	$3,699,227	$3,966,809
Pro forma Net Income including noncontrolling interests	93,592	108,008

The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflects the pro forma impact of additional amortization related to the fair value of acquired intangible assets, and the pro forma impact of reflecting acquisition costs, which consisted of legal, advisory and due diligence fees and expenses. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been consummated during the periods for which pro forma information is presented.

Echo Ridge LLC

On July 30, 2021, the Company acquired a 100% ownership interest in Echo Ridge LLC (“Echo Ridge”), a privately-owned company, for $9.0 million in cash. Echo Ridge adds position, navigation, and timing devices; modeling, simulation, test, and measurement tools; and deployable software defined radio products and signal processing services to Parsons’ space portfolio. The acquisition was entirely funded by cash on-hand. In connection with this acquisition, the Company recognized $0.3 million of acquisition related “Selling, general and administrative expense” in the consolidated statements of income for the year ended December 31, 2021, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition. The Company allocated the purchase price to the appropriate classes of tangible assets and liabilities and assigned the excess of $7.2 million entirely to goodwill. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill in its entirety is deductible for tax purposes. The amount of revenue generated by Echo Ridge and included within consolidated revenues for 2021 is $2.9 million.

Braxton Science & Technology Group

On November 19, 2020 the Company acquired a 100% ownership interest in Braxton Science & Technology Group (“Braxton”), a privately-owned company, for $310.9 million in cash. Braxton operates at the forefront of satellite operations, ground system automation, flight dynamics, and spacecraft and antenna simulation for the U.S. Department of Defense and Intelligence Community. The acquisition was entirely funded by cash on hand in August 2020, as described in “Note 12—Debt and Credit Facilities”. In connection with this acquisition, the Company recognized $5.5 million of acquisition-related expense in “Selling, general and administrative expense” in the consolidated statements of income for the year ended December 31, 2020, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition. Braxton allows Parsons to capitalize on the quickly evolving space missions of its national security space customers and address rapid market growth driven by proliferated low earth orbit constellations, small satellite expansion, and space cyber resiliency.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

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

Amortization expense of $16.2 million and $1.3 million related to these intangible assets was recorded for the years ended December 31, 2021 and December 31, 2020, respectively. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill of $200.5 million is deductible for tax purposes.

The amount of revenue generated by Braxton and included within consolidated revenues for 2020 is $10.1 million. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the Braxton acquisition had been consummated as of the beginning of 2019 (in thousands) is as follows:

	2020	2019
	(unaudited)	(unaudited)
Pro forma Revenue	$4,039,420	$4,042,810
Pro forma Net Income including noncontrolling interests	125,298	126,076

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

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

QRC Technologies

On July 31, 2019 the Company acquired a 100% ownership interest in QRC Technologies (“QRC”), a privately-owned company, for $214.1 million in cash.  QRC provides design and development of open-architecture radio-frequency products.  The Company borrowed $140.0 million under the Revolving Credit Facility to partially fund the transaction. In connection with this acquisition, the Company recognized $4.9 million of acquisition-related expenses in “Selling, general and administrative expense” in the consolidated statements of income for the year ended December 31, 2019, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition. QRC is an agile, disruptive product company that specializes in radio frequency spectrum survey, record and playback; signals intelligence; and electronic warfare missions. QRC complements our existing portfolio, increases our presence in the high-growth markets of spectrum awareness and surveillance, adds critical intellectual property that complements and expands our available capabilities for the Special Operations and Intelligence Communities.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

Amortization expense of $13.1 million, $14.0 million and $5.7 million related to these intangible assets was recorded for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively. The entire value of goodwill of $125.1 million was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill in its entirety is deductible for tax purposes.

The amount of revenue generated by QRC and included within consolidated revenues for the year ended December 31, 2019 was $11.2 million. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the QRC Technologies acquisition had been consummated as of the beginning of fiscal year 2018 (December 30, 2017) (in thousands) is as follows:

2019
(unaudited)
Pro forma Revenue	$3,976,361
Pro forma Net Income including noncontrolling interests	138,692

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

OGSystems

On January 7, 2019, the Company acquired a 100% ownership interest in OGSystems, a privately-owned company, for $292.4 million paid in cash. OGSystems provides geospatial intelligence, big data analytics and threat mitigation for defense and intelligence customers.  The Company borrowed $110 million under the Credit Agreement and $150 million on a short-term loan, as described in “Note 12—Debt and Credit Facilities,” to partially fund the acquisition. In connection with this acquisition, the Company recognized $5.4 million of acquisition-related expenses in “Selling, general and administrative expense” in the consolidated statements of income for the year ended December 31, 2019, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition. OGSystems enhances the Company’s artificial intelligence and data analytics expertise with new technologies and solutions. Customers of both companies will benefit from existing, complementary technologies and increased scale, enabling end-to-end solutions under the shared vision of rapid prototyping and agile development.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

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

Amortization expense of $21.9 million and $23.8 million related to these intangible assets was recorded for the years ended December 31, 2021 and December 31, 2020, respectively. The entire value of goodwill of $183.5 million was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill of $16 million is deductible for tax purposes.

The amount of revenue generated by OGSystems and included within consolidated revenues for the year ended December 31, 2019 was $143.4 million. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the OGSystems acquisition had been consummated as of the beginning of fiscal year 2018 (December 30, 2017) (in thousands) is as follows:

2019
(unaudited)
Pro forma Revenue	$3,956,767
Pro forma Net Income including noncontrolling interests	134,046

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

Disaggregation of Revenue

The Company’s contracts contain both fixed price and cost reimbursable components. Contract types are based on the component that represents the majority of the contract. The following table presents revenue disaggregated by contract type (in thousands):

	December 31, 2021	December 31, 2020	December 31, 2019
Cost plus	$1,674,276	$1,631,140	$1,705,832
Time-and-Materials	1,021,568	1,034,596	1,074,037
Fixed price	964,927	1,253,210	1,174,943
Total	$3,660,771	$3,918,946	$3,954,812

Refer to “Note 21—Segments Information” for the Company’s revenues by business lines.

Contract Assets and Contract Liabilities

Contract assets and contract liabilities balances at December 31, 2021 and December 31, 2020 were as follows (in thousands):

	December 31, 2021	December 31, 2020	$ change	% change
Contract assets	$579,216	$576,568	$2,648	0.5%
Contract liabilities	171,671	201,864	(30,193)	-15.0%
Net contract assets (liabilities) (1)	$407,545	$374,704	$32,841	8.8%

(1)

Total contract retentions included in net contract assets (liabilities) were $91.7 million as of December 31, 2021, of which $44.9 million are not expected to be paid in 2022. Total contract retentions included in net contract assets (liabilities) were $93.8 million as of December 31, 2020. Contract assets at December 31, 2021 and December 31, 2020 include approximately $98.6 million and $116.6 million, respectively, related to unapproved change orders, claims, and requests for equitable adjustment. For the years ended December 31, 2021 and December 31, 2020, no material losses were recognized related to the collectability of claims, unapproved change orders, and requests for equitable adjustment.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

During the years ended December 31, 2021 and December 31, 2020, the Company recognized revenue of approximately $102.5 million and $137.4 million, respectively, that was included in the corresponding contract liability balance at December 31, 2020 and December 31, 2019, respectively. Certain changes in contract assets and contract liabilities consisted of the following:

	December 31, 2021	December 31, 2020
Acquired contract assets	$5,979	$8,350
Acquired contract liabilities	320	300

There was no significant impairment of contract assets recognized during the years ended December 31, 2021 and December 31, 2020.

Revisions in estimates, such as changes in estimated claims or incentives, related to performance obligations partially satisfied in previous periods that individually had an impact of $5 million or more on revenue resulted in the following changes in revenue:

	2021	2020	2019
Revenue impact, net	$(30,828)	$8,875	$12,166
Accounts Receivable, Net

Accounts receivable, net consisted of the following as of December 31, 2021 and December 31, 2020 (in thousands):

	2021	2020
Billed	$434,776	$512,357
Unbilled	167,490	190,222
Total accounts receivable, gross	602,266	702,579
Allowance for doubtful accounts	(3,955)	(4,001)
Total accounts receivable, net	$598,311	$698,578

Billed accounts receivable represents amounts billed to clients that have not been collected. Unbilled accounts receivable represents amounts where the Company has a present contractual right to bill but an invoice has not been issued to the customer at the period-end date.

The allowance for doubtful accounts was determined based on consideration of trends in actual and forecasted credit quality of clients, including delinquency and payment history, type of client, such as a government agency or commercial sector client, and general economic conditions and particular industry conditions that may affect a client’s ability to pay. We have not seen and do not expect there to be a material risk of non-payment from either our government agency or commercial customers related to COVID-19 impacts; however, we have experienced payment delays due to administrative limitations from both types of customers.

Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations (“RUPO”) as of December 31, 2021 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had $5.8 billion in RUPO as of December 31, 2021.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

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

The Company expects to satisfy its RUPO as of December 31, 2021 over the following periods (in thousands):

Period RUPO Will Be Satisfied	Within One Year	Within One to Two Years	Thereafter
Federal Solutions	$1,436,578	$705,773	$422,666
Critical Infrastructure	1,451,596	868,205	875,202
Total	$2,888,174	$1,573,978	$1,297,868

5.Leases

The Company has operating and finance leases for corporate and project office spaces, vehicles, heavy machinery and office equipment. Our leases have remaining lease terms of one year to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases after the third year.

The components of lease costs for the years ended December 31, 2021 and December 31, 2020 are as follows (in thousands):

	2021	2020
Operating lease cost	$61,800	$66,159
Short-term lease cost	11,261	15,624
Amortization of right-of-use assets	2,128	1,496
Interest on lease liabilities	106	146
Sublease income	(3,049)	(3,731)
Total lease cost	$72,246	$79,694

Supplemental cash flow information related to leases for the years ended December 31, 2021 and December 31, 2020 is as follows (in thousands):

	2021	2020
Operating cash flows for operating leases	$68,563	$62,117
Operating cash flows for financing activities	107	147
Financing cash flows for finance leases	2,082	1,551
Right-of-use assets obtained in exchange for new operating lease liabilities	18,931	23,949
Right-of-use assets obtained in exchange for new finance lease liabilities	$2,003	$1,018

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

Supplemental balance sheet and other information related to leases as of December 31, 2021 and December 31, 2020 is as follows (in thousands):

	2021	2020
Operating Leases:
Right-of-use assets	$182,672	$210,398
Lease liabilities:
Current	$55,902	$54,133
Long-term	148,893	182,467
Total operating lease liabilities	$204,795	$236,600
Finance Leases:
Other noncurrent assets	$4,389	$3,363
Accrued expenses and other current liabilities	$1,822	$1,461
Other long-term liabilities	$2,422	$1,733

Weighted Average Remaining Lease Term:
Operating leases	4.3 Years	5 years
Finance leases	2.9 years	3 years
Weighted Average Discount Rate:
Operating leases	3.5%	3.7%
Finance leases	2.1%	3.8%

As of December 31, 2021, the Company has no additional operating leases that have not yet commenced.

A maturity analysis of the future undiscounted cash flows associated with the Company’s operating and finance lease liabilities as of December 31, 2021 is as follows (in thousands):

	Operating Leases	Finance Leases
2022	$61,449	$1,885
2023	52,893	1,211
2024	41,973	803
2025	30,965	440
2026	17,326	10
Thereafter	14,540	-
Total lease payments	219,146	4,349
Less: imputed interest	(14,351)	(105)
Total present value of lease liabilities	$204,795	$4,244

Rental expense for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 was $73.1 million, $81.8 million and $ 82.1 million, respectively, and is recorded in “Selling, general and administrative expenses” in the consolidated statements of income.
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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

The following table presents stock issuance activity for the years ended December 31, 2021 and December 31, 2020 (in thousands):

	2021	2020
Purchase price paid for shares sold	$5,556	$4,386
Number of shares sold	161	127

The average purchase price for the year ended December 31, 2021 and December 31, 2020 was $34.46 and $34.53 per share, respectively.

Equity-Based Compensation Plans

The Company issues stock-based awards through the Incentive Award Plan.  Prior to the adoption of the Incentive Award Plan on April 15, 2019, the Company issued awards under the Shareholder Value Plan, Long-Term Growth Plan and Restricted Award Plan. Through these plans the Company may issue stock options (including incentive and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, an “other” stock or cash-based awards, or a dividend equivalent award.  The compensation expense for these awards is recorded in “Selling, general and administrative expenses” in the Company’s consolidated financial statements.

Stock-based compensation expense was $16.8 million, $8.2 million, and $49.0 million for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively, net of recognized tax benefits of $2.8 million, $1.5 million, and $16.7 million for 2021, 2020 and 2019, respectively. The tax benefit realized related to awards vested during 2021, 2020, and 2019 was $6.3 million, $10.3 million, and $3.3 million, respectively. We recognize forfeitures as they occur.

With the adoption of the Incentive Award Plan on April 15, 2019, the Company has discontinued issuing awards under the other plans described above.  Outstanding awards granted out of the discontinued plans will continue to vest and will settle in cash.

At December 31, 2021, the amount of compensation cost relating to non-vested awards not yet recognized in the consolidated financial statements is $19.4 million. The majority of these unrecognized compensation costs will be recognized by the third quarter of fiscal 2023.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

The following table presents the number of SARs granted, vested, and forfeited for the years ended December 31, 2020 and December 31, 2019:

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

The following table presents the number of Long-Term Growth Units granted, vested, and forfeited (at target shares) for the years ended December 31, 2020 and December 31, 2019:

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

The following table presents the number of Restricted Award Units granted, vested, and forfeited for the years ended December 31, 2021, December 31, 2020, and December 31, 2019:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2018	589,350	$21.31
Granted	-	$-
Vested	(281,805)	$20.33
Forfeited	(58,101)	$21.31
Unvested at December 31, 2019	249,444	$22.40
Granted	-	$-
Vested	(234,028)	$22.38
Forfeited	(9,017)	$22.67
Unvested at December 31, 2020	6,399	$22.67
Granted	-	$-
Vested	(6,399)	$22.38
Forfeited	-	$-
Unvested at December 31, 2021	-	$-

The following table presents the amount paid for cash settled awards, by award type, for the years ended December 31, 2021, December 31, 2020, and December 31, 2019 (in thousands):

	December 31, 2021	December 31, 2020	December 31, 2019
Stock Appreciation Rights	$15,798	$26,920	$5,261
Long-Term Growth	3,778	3,617	1,108
Restricted Award Units	7,067	9,408	5,537
Total	$26,643	$39,945	$11,906

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

The following table presents the number of shares of restricted stock units granted (at target shares for awards with performance conditions) for the years ended December 31, 2021, December 31, 2020 and December 31, 2019:

	December 31, 2021	December 31, 2020	December 31, 2019
Restricted Stock Units (service condition)	450,675	313,735	270,544
Restricted Stock Units (service and performance condition)	374,535	269,710	327,675

The number of units granted for awards with performance conditions in the above table is based on performance against the target amount. The number of shares ultimately issued, which could be greater or less than target, will be based on achieving specific performance conditions related to the awards.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

The following table presents the number and weighted average grant-date fair value of restricted stock units (at target shares for awards with performance conditions) for the years ended December 31, 2021, December 31, 2020 and December 31, 2019:

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2018	-	$-
Granted	598,219	34.06
Vested	(74,704)	34.02
Forfeited	(16,875)	34.02
Outstanding at December 31, 2019	506,640	$34.07
Granted	583,445	37.92
Vested	(104,016)	34.34
Forfeited	(54,284)	35.54
Outstanding at December 31, 2020	931,785	$36.32
Granted	825,210	37.09
Vested	(222,228)	36.49
Forfeited	(175,524)	36.39
Outstanding at December 31, 2021	1,359,243	$36.75

For the year ended December 31, 2021, 188,408 shares of restricted stock units were issued, and 63,482 shares of common stock related to employee statutory income tax withholding were retired. For the year ended December 31, 2020, 78,476 shares of restricted stock units were issued, and 36,921 shares of common stock related to employee statutory income tax withholding were retired. For the year ended December 31, 2019, 74,704 shares of restricted stock units were issued, and 27,962 shares of common stock related to employee statutory income tax withholding were retired.

The following table presents the number of shares of restricted stock outstanding (at target shares for awards with performance conditions) at December 31, 2021, December 31, 2020 and December 31, 2019:

	December 31, 2021	December 31, 2020	December 31, 2019
Restricted Stock Units (service condition)	526,349	374,819	189,090
Restricted Stock Units (service and performance condition)	832,894	556,966	317,550

7.	Goodwill

The following table summarizes the changes in the carrying value of goodwill by reporting segment for the years ended December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2020	Acquisitions	Foreign Exchange	December 31, 2021
Federal Solutions	$1,188,882	$150,235	$-	$1,339,117
Critical Infrastructure	73,096	-	477	73,573
Total	$1,261,978	$150,235	$477	$1,412,690

	December 31, 2019	Acquisitions	Foreign Exchange	December 31, 2020
Federal Solutions	$975,405	$213,477	$-	$1,188,882
Critical Infrastructure	72,020	-	1,076	73,096
Total	$1,047,425	$213,477	$1,076	$1,261,978

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

 For the years ended December 31, 2021 and December 31, 2020, the Company performed a quantitative impairment analysis for all reporting units. It was determined that the fair value of all reporting units exceeded their carrying values. No goodwill impairments were identified for the three years ended December 31, 2021, December 31, 2020 and December 31, 2019.

8.	Intangible Assets

The gross amount and accumulated amortization of acquired identifiable intangible assets included in “Intangible assets, net” on the consolidated balance sheets were as follows (in thousands except for years):

	December 31, 2021			December 31, 2020			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (in years)
Backlog	$169,455	$(126,637)	$42,818	$145,855	$(101,038)	$44,817	3
Customer relationships	301,829	(158,405)	143,424	264,129	(110,450)	153,679	8
Leases	670	(618)	52	670	(599)	71	5
Developed technology	113,939	(96,765)	17,174	112,039	(68,968)	43,071	4
Trade name	9,200	(8,444)	756	8,200	(7,967)	233	1
Non-compete agreements	5,250	(3,523)	1,727	4,250	(2,043)	2,207	3
In process research and development	1,800	-	1,800	1,800	-	1,800	n/a
Other intangibles	275	(205)	70	275	(195)	80	10
Total intangible assets	$602,418	$(394,597)	$207,821	$537,218	$(291,260)	$245,958

         The aggregate amortization expense of intangible assets was $103.2 million, $87.8 million, and $88.3 million for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively.

Estimated amortization expense in each of the next five years and beyond is as follows (in thousands):

December 31, 2021
2022	$63,163
2023	49,286
2024	18,799
2025	12,151
2026	9,636
Thereafter	52,986
Total	$206,021

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

9.	Property and Equipment, Net

Property and equipment consisted of the following at December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021	December 31, 2020	Useful life (years)
Buildings and leasehold improvements	$99,543	$98,151	1-15
Furniture and equipment	86,862	91,036	3-10
Computer systems and equipment	157,633	160,305	3-10
Construction equipment	6,806	8,920	5-7
Construction in progress	12,970	9,202
	363,814	367,614
Accumulated depreciation	(259,618)	(246,587)
Property and equipment, net	$104,196	$121,027

Depreciation expense of $38.6 million, $39.0 million, and $37.3 million was recorded for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively.
10.	Sale-Leasebacks

During fiscal 2011, the Company consummated two sale-leaseback transactions associated with the sale of two office buildings from which the Company recognized a total gain in the consolidated statements of income of $106.7 million and a total deferred gain of $107.8 million. The current and long-term portion of the deferred gain had been recorded in “Accrued expenses and other current liabilities” and “Deferred gain resulting from sale-leaseback transactions” on the consolidated balance sheet as of December 31, 2018, respectively, and was being recognized ratably over the minimum lease terms to which they relate, as an offset to rental expense in “Selling, general and administrative expenses” in the consolidated statements of income.  Amortization of the deferred gain was $7.3 million for the year ended December 31, 2018.

The deferred gain balance of $53.3 million as of December 31, 2018 was recognized as an adjustment to beginning accumulated deficit, net of a deferred tax asset adjustment of $0.7 million, during January 2019 in connection with the adoption of the new leasing standard. See “Note 5—Leases”.

11.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at December 31, 2021 and December 31, 2020 (in thousands):

	2021	2020
Salaries and wages	$90,023	$72,498
Employee benefits	264,912	293,768
Self-insurance liability	23,737	32,447
Project cost accruals	127,970	164,243
Other accrued expenses	92,447	87,797
Total accrued expenses and other current liabilities	$599,089	$650,753

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

12.	Debt and Credit Facilities

Debt consisted of the following at December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021	December 31, 2020
Short-Term:
Senior notes	$-	$50,000
Total Short-Term	-	50,000
Long-Term:
Senior notes	200,000	200,000
Convertible senior notes	400,000	400,000
Debt discount	-	(51,138)
Debt issuance costs	(8,078)	(8,864)
Total long-term	591,922	539,998
Total Debt	$591,922	$589,998

Revolving Credit Facility

In June 2021, the Company entered into a $650 million unsecured revolving credit facility (the “Credit Agreement”). The Company incurred $1.9 million of costs in connection with this Credit Agreement. The 2021 Credit Agreement replaced an existing Fifth Amended and Restated Credit Agreement dated as of November 15, 2017. Under the new agreement, the Company’s revolving credit facility was increased from $550 million to $650 million. The credit facility has a five-year maturity, which may be extended up to two times for periods determined by the Company and the applicable extending lenders, and permits the Company to borrow in U.S. dollars, certain specified foreign currencies, and each other currency that may be approved in accordance with the 2021 Facility. The borrowings under the Credit Agreement bear interest at either a eurocurrency rate plus a margin between 1.0% and 1.625% or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%. The rates on December 31, 2021 and December 31, 2020 were 1.36% and 1.87%, respectively. Borrowings under this Credit Agreement are guaranteed by certain Company operating subsidiaries.  Letters of credit commitments outstanding under this agreement aggregated approximately $44.3 million and $44.9 million at December 31, 2021 and December 31, 2020, respectively, which reduced borrowing limits available to the Company. Interest expense related to the Credit Agreement was $0.7 million, $1.0 million and $6.3 million, for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively. There were no loan amounts outstanding under the Credit Agreement at December 31, 2021.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

Term Loan

In January 2019, the Company borrowed $150.0 million under our Term Loan Agreement to partially finance the OGSystems acquisition.  On May 10, 2019, the Company used proceeds from its May 8, 2019 IPO to repay the $150.0 million outstanding balance under the Term Loan and this loan is now closed.  Interest expense related to the Term Loan was $2.3 million for the year ended December 31, 2019. There were no amounts outstanding in 2020 and 2021.

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

The Company incurred approximately $1.1 million of debt issuance costs in connection with the private placement. On August 10, 2018, the Company finalized an amended and restated intercreditor agreement related to this private placement to more closely align certain covenants and definitions with the terms under the 2017 amended and restated Credit Agreement and incurred approximately $0.5 million of additional issuance costs. These costs are presented as a direct deduction from the debt on the face of the balance sheet.  Interest expense related to the Senior Notes was $11.6 million for the year ended December 31, 2021 and $12.4 million for the years ended December 31, 2020 and December 31, 2019. The amortization of debt issuance costs and interest expense is recorded in “Interest expense” on the consolidated statements of income. The Company paid the $50 million Series A tranche of the Senior Notes as scheduled in July 2021. The Company made interest payments related to the Senior Notes of approximately $12.4 million during the years ended December 31, 2021, December 31, 2020 and December 31, 2019. Interest payable of approximately $4.7 million and $5.5 million was recorded in “Accrued expenses and other current liabilities” on the consolidated balance sheets at December 31, 2021 and December 31, 2020, respectively, related to the Senior Notes.

Using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, and risk profile, the Company estimated the fair value (Level 2) of its senior notes at December 31, 2021 approximates $219.8 million. See “Note 19—Fair Value of Financial Instruments” for the definition of level 2 of the fair value hierarchy below.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

Under existing GAAP at the time of issuance during 2020, convertible debt instruments that may be settled in cash on conversion were required to be separated into liability and equity components in a manner that reflects the issuer’s non-convertible debt borrowing rate. The carrying amount of the liability component was based on the fair value of a similar instrument that does not contain an equity conversion option. The carrying amount allocated to the equity component, which was recognized as a debt discount, represents the difference between the proceeds from the issuance of the notes and the fair value of the liability component of the notes. Based on this debt to equity ratio, debt issuance costs are then allocated to the liability and equity components in a similar manner. Accordingly, at issuance the Company allocated $336.1 million to the debt liability and $53.6 million to additional paid-in capital. The difference between the principal amount of the Convertible Senior Notes and the liability component, inclusive of issuance costs, represents the debt discount, which the Company amortized to interest expense over the term of the Convertible Senior Notes using an effective interest rate of 3.25%. The Company recognized interest expense of $3.0 million and $4.4 million for the years ended December 31, 2021 and December 31, 2020, respectively.  As of December 31, 2021, the carrying value of the Notes was $400.0  million.

In the first quarter of 2021, the Company early adopted ASU 2020-06. The Company used the modified retrospective method which resulted in a reduction in non-cash interest expense and reclassification of the equity component of the convertible senior notes of $55.0  million and equity component of the debt issuance costs of $1.4  million to liabilities on the consolidated balance sheet. The Company also adjusted the carrying amount of the convertible senior notes to what it would have been if the Company had applied ASU 2020-06 from the inception of the Notes and recorded the offset of the carrying amount adjustment of $3.7  million in retained earnings on January 1, 2021.

The Credit Agreement and private placement includes various covenants, including restrictions on indebtedness, liens, acquisitions, investments or dispositions, payment of dividends and maintenance of certain financial ratios and conditions. The Company was in compliance with these covenants at December 31, 2021 and December 31, 2020.

The Company also has in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated approximately $223.0 million and $193.1 million at December 31, 2021 and December 31, 2020, respectively.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

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
13.	Other Long-term Liabilities

Other long-term liabilities consisted of the following at December 31, 2021 and December 31, 2020 (in thousands):

	2021	2020
Self-insurance liability	$72,424	$92,778
Reserve for uncertain tax positions	19,318	16,951
Finance lease obligations	2,422	1,733
Other long-term liabilities	668	20,838
Total other long-term liabilities	$94,832	$132,300

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

In connection with the Company’s IPO on May 8, 2019, the “S” Corporation status was terminated, and the Company is now treated as a “C” Corporation under the Internal Revenue Code. The termination of the “S” Corporation status was treated as a change in tax status under Accounting Standards Codification 740, Income Taxes. These rules require that the deferred tax effects of a change in tax status to be recorded to income from continuing operations on the date the “S” Corporation status terminates.  The termination of the “S” Corporation election has had a material impact on the Company’s results of operations, financial condition, and cash flows as reflected in the December 31, 2021, December 31, 2020 and December 31, 2019 consolidated financial statements. Income tax expense was impacted in 2019 primarily due to a tax benefit recorded for the revaluation of our deferred tax assets and liabilities as a result of our conversion from “S” Corporation to a “C” Corporation. The effective tax rate has increased,

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

and net income has decreased as compared to the Company’s “S” Corporation tax years, since the Company is now subject to both U.S. federal and state corporate income taxes on its earnings.

Treasury and the Internal Revenue Service on December 28, 2021 released final regulations that significantly restrict the ability to credit certain foreign taxes. While the 2021 Final Regulations are effective on March 7, 2022, certain provisions are applicable to periods beginning before that date. The final regulations provide additional guidance on a wide range of topics, including the definition of a foreign income tax, the disallowance of a credit or deduction for certain foreign income taxes, the allocation and apportionment of foreign income taxes, when foreign income taxes accrue, and related rules under the Internal Revenue Code. The final regulations generally follow the proposed regulations, published on November 12, 2020, but include notable changes. Among other things, the final regulations overhaul the requirements which a foreign tax must satisfy to be claimed as a credit. The most significant change is that a foreign tax must satisfy a new "attribution requirement" for the tax to be creditable under Internal Revenue Code Sections 901 or 903. Under the attribution requirement, foreign taxes are not generally creditable unless the foreign tax law requires a sufficient nexus between the foreign country and the taxpayer’s activities or investments. The Company believes these regulations may restrict the amount of future foreign tax credits the Company is eligible to claim on its US Federal income tax return and as such, may have an impact on the Company’s future effective tax rate.

The following table presents the components of our income from continuing operations before income taxes (in thousands):

	2021	2020	2019
United States earnings	$24,687	$64,810	$6,762
Foreign earnings	87,901	96,603	60,480
	$112,588	$161,413	$67,242

The income tax expense (benefit) attributable to income from continuing operations for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 consists of the following (in thousands):

	2021	2020	2019
Current
Federal	$653	$15,663	$22,865
State	6,830	9,024	10,428
Foreign	19,621	16,534	20,159
Total current income tax expense	27,104	41,221	53,452
Deferred
Federal	1,624	(186)	(97,299)
State	(1,263)	(1,785)	(27,432)
Foreign	(3,829)	3,242	1,393
Total deferred tax expense (benefit)	(3,468)	1,271	(123,338)
Total income tax expense (benefit)	$23,636	$42,492	$(69,886)

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

Income tax expense (benefit) was different from the amount computed by applying the United States federal statutory rate to pre-tax income from continuing operations as a result of the following (in thousands):

	2021		2020		2019
Income before income tax expense (benefit)	$112,588		$161,413		$67,242
Tax at federal statutory tax rate	23,644	21.0%	33,897	21.0%	14,121	21.0%
S- corporation exclusion	—	0.0%	—	0.0%	(4,875)	(7.0)%
State taxes, net of federal tax benefit	4,192	3.7%	4,838	3.0%	3,223	5.0%
Change in tax status	—	0.0%	3,897	2.4%	(93,878)	(140.0)%
Change in valuation allowance	3,865	3.4%	6,850	4.2%	4,502	7.0%
Change in uncertain tax positions	(80)	-0.1%	883	0.6%	4,118	6.0%
Foreign tax rate differential	(388)	-0.3%	(128)	-0.1%	4,886	7.0%
Foreign tax credits	(5,151)	-4.6%	(47)	0.0%	(1,313)	(2.0)%
Transaction costs	540	0.5%	61	0.0%	1,052	1.0%
Noncontrolling interests	(5,225)	-4.6%	(4,280)	-2.6%	(2,282)	(3.0)%
Federal research credits	(2,538)	-2.2%	(2,206)	-1.4%	—	(—)%
Executive compensation	2,352	2.1%	80	0.0%	—	(—)%
Other, net	2,425	2.1%	(1,353)	-0.9%	560	1.1%
Total income tax expense (benefit)	$23,636	21.0%	$42,492	26.3%	$(69,886)	(103.9)%

The effective tax rate in 2021 decreased to 21.0% from 26.3% in 2020. The change in the effective tax rate was due primarily to an increase in untaxed income attributable to noncontrolling interests, release of a valuation allowance on foreign tax credits utilized on the 2020 federal return, a change in jurisdictional earnings, and a release of uncertain tax positions, partially offset by a write down of a foreign tax receivable and an increase in executive compensation subject to IRC Section 162(m) limitations.

The effective rate in 2020 increased to 26.3% from (104%) in 2019.  The change in the effective rate was due primarily to the nonrecurring tax benefit items included in 2019 for the remeasurement of its U.S. deferred tax assets and liabilities due to the change in tax status from an S Corporation to a C Corporation.

The effective tax rate for the year ended December 31, 2021 differs from the federal statutory tax rate primarily due to state income taxes, a recorded valuation allowance on foreign tax credit carryovers, and a write down of a foreign tax receivable and an increase in executive compensation subject to IRC Section 162(m) limitations, partially offset by benefits related to untaxed income attributable to noncontrolling interests, release of uncertain tax positions, and federal research tax credits.

The effective tax rate for the year ended December 31, 2020 differs from the federal statutory tax rate primarily due to state income taxes and a recorded allowance on foreign tax credit carryovers, partially offset by benefits related to untaxed income attributable to noncontrolling interests, and federal research tax credits.

The components of deferred tax assets and liabilities consists of the following at December 31, 2021 and December 31, 2020 (in thousands):

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

	2021	2020
Deferred tax assets
Project and non-project reserves	$24,668	$33,824
Employee compensation and benefits	60,397	61,260
Revenue and cost recognition	28,930	25,312
Insurance accruals	16,661	17,724
Net operating losses	11,589	9,674
Lease liabilities	54,926	62,994
Tax credit carryforwards	21,818	15,566
Other	3,323	3,296
Valuation allowance	(27,348)	(23,878)
Total deferred tax assets	194,964	205,772
Deferred tax liabilities
Intangible assets	(16,542)	(15,620)
Right of use assets	(48,993)	(56,099)
Other	(6,436)	(16,138)
Total deferred tax liabilities	(71,971)	(87,857)
Net deferred tax asset	$122,993	$117,915

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

The Company is not asserting that any of the earnings of the foreign subsidiaries will be permanently reinvested. Therefore, the Company has recorded a deferred tax liability for the undistributed earnings net of applicable foreign tax credits.

As of December 31, 2021, and December 31, 2020, the Company’s valuation allowance against deferred tax assets was $27.3 million and $23.9 million, respectively. The Company has recorded a valuation allowance against certain tax attributes that the Company has determined are not more-likely-than-not to be realized, including certain foreign net operating loss carryforwards, foreign tax credit carryforwards, and capital loss carryforwards. From December 31, 2020 to December 31, 2021, the Company’s valuation allowance increased by $3.4 million.  Of this increase, $4.1 million relates to deferred tax assets recorded for foreign tax credit carryforwards offset in part by a decrease in valuation allowance related to net operating loss carryforwards.  The valuation allowance is recorded because the Company does not expect to have sufficient foreign source income to support the foreign tax credit carryforwards before they expire.

As of December 31, 2021, the Company has NOLs of $1.7 million, $42.9 million, and $38.9 million for U.S. Federal, U.S. states and foreign jurisdictions, respectively. The utilization of the U.S. federal and U.S. state NOLs are subject to certain annual limitations.  Of these amounts, $0.4 million, $32.6 million and $24.0 million in U.S. Federal, U.S. states and foreign jurisdictions, respectively, do not expire. The remaining amounts of NOLs in U.S. states and in foreign jurisdictions will expire if not used between 2022 and 2042.

As of December 31, 2021, the Company has foreign tax credit carryforwards of $19.6 million. The Company has provided a valuation allowance of $19.6 million as the Company considers that these credits will not be realized. These foreign tax credits start expiring in the year 2029.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows (in thousands):

	2021	2020	2019
Beginning of year	$16,395	$15,526	$7,845
Increases—current year tax positions	6,203	950	7,531
Increases—prior year tax positions	1,512	1,951	1,379
Decreases—prior year tax positions	(2,929)	(1,366)	(991)
Settlements	—	(666)	(124)
Lapse of statute of limitations	—	—	(114)
End of year	$21,181	$16,395	$15,526

At December 31, 2021, and December 31, 2020, there are $19.5 million and $15.8 million of unrecognized tax benefits that if recognized would affect the Company’s effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as part of its income tax expense. During the years ended December 31, 2021, December 31, 2020, and December 31, 2019, the Company recognized approximately $(0.9) million, $1.1 million, and $1.3 million in interest and penalties, respectively, in the consolidated statements of income.  The total amount of interest and penalties accrued in the consolidated balance sheets was $3.5 million, $4.4 million, and $3.4 million at December 31, 2021, December 31, 2020, and December 31, 2019, respectively.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction, various U.S. states, and foreign jurisdictions. The Company is subject to examination by tax authorities in several jurisdictions, including major jurisdictions such as Canada, Mexico, Qatar, Saudi Arabia and the United States. As of December 31, 2021, the Company’s U.S. federal income tax returns for tax years 2018 and forward remain subject to examination.  U.S. states and foreign income tax returns remain subject to examination based on varying local statutes of limitations.

The Company estimates that, within 12 months, it may decrease its uncertain tax positions by approximately $1.9 million as a result of concluding various tax audits and closing tax years.

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

   The Company is subject to certain lawsuits, claims and assessments that arise in the ordinary course of business. Additionally, the Company has been named as a defendant in lawsuits alleging personal injuries as a result of contact with asbestos products at various project sites. Management believes that any significant costs relating to these claims will be reimbursed by applicable insurance and, although there can be no assurance that these matters will be resolved favorably, management believes that the ultimate resolution of any of these claims will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows. A liability is recorded when it is both probable that a loss has been incurred and the amount of loss or range of loss can be reasonably estimated.  When using a range of loss estimate, the Company records the liability using the low end of the range unless some amount within the range of loss appears at that time to be a better estimate than any other amount in the range. The Company records a corresponding receivable for costs covered

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

under its insurance policies.  Management judgment is required to determine the outcome and the estimated amount of a loss related to such matters. Management believes that there are no claims or assessments outstanding which would materially affect the consolidated results of operations or the Company’s financial position.

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

The Company’s principal retirement benefit plan is the ESOP, a stock bonus plan, established in 1975 to cover eligible employees of the Company and certain affiliated companies. Contributions of treasury stock to ESOP are made annually in amounts determined by the Company’s board of directors and are held in trust for the sole benefit of the participants. Shares allocated to a participant’s account are fully vested after three years of credited service, or in the event(s) of reaching age 65, death or disability while an active employee of the Company. As of December 31, 2021, the total shares of the Company’s common stock outstanding were 103,659,731, of which 70,328,237 were held by the ESOP. As of December 31, 2020, the total shares of the Company’s common stock outstanding were 102,360,662, of which 76,641,312 were held by the ESOP.

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

Total ESOP contribution expense was approximately $54.9 million, $55.3 million and $55.5 million for the years ended December 31, 2021, December 31, 2020 and December 31, 2019,

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

respectively, and is recorded in “Direct costs of contracts” and “Selling, general and administrative expense” in the consolidated statements of income.

 On  April 3, 2019, the board of directors of the Company declared a cash dividend to the Company’s sole existing shareholder at that time, the ESOP, in the amount of $2.00 per share, or $52.1 million in the aggregate (the “IPO Dividend”). The IPO Dividend was paid on May 10, 2019. On April 15, 2019, the board of directors of the Company declared the Stock Dividend in a ratio of two shares of common stock for every one share of common stock then held by the Company’s shareholder. The record date of the Stock Dividend was May 7, 2019, the day immediately prior to the consummation of the Company’s IPO on May 8, 2019, and the payment date of the Stock Dividend was May 8, 2019. Purchasers of the Company’s common stock in the Company’s public offering were not entitled to receive any portion of the Stock Dividend. During the years ended December 31, 2021 and December 31, 2020, the Company did not declare any dividends.

The Company also maintains a defined contribution plan (the “401(k) Plan”). Substantially all domestic employees are entitled to participate in the 401(k) Plan, subject to certain minimum requirements. The Company’s contributions to the 401(k) Plan for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 amounted to $25.5 million, $24.4 million, and $25.2 million, respectively.

As part of an acquisition in 2014, the Company acquired a defined contribution pension plan, a defined benefit pension plan, and supplemental retirement plan. For the defined contribution pension plan, the Company contributes a base amount plus an additional amount based upon a predetermined formula. At December 31, 2021 and December 31, 2020, the defined benefit pension plan was in a net asset position of $2.6 million and $2.0 million, respectively, which is recorded in “Other noncurrent assets” on the consolidated balance sheets.
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

Letters of credit outstanding described in ‘Note 12—Debt and Credit Facilities” that relate to project ventures are approximately $50.3 million and $59.3 million at December 31, 2021 and December 31, 2020, respectively.

In the table below, aggregated financial information relating to the Company’s joint ventures is provided because their nature, risk and reward characteristics are similar. None of the Company’s current

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

joint ventures that meet the characteristics of a VIE are individually significant to the consolidated financial statements.

Consolidated Joint Ventures

The following represents financial information for consolidated joint ventures included in the consolidated financial statements as of and for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 (in thousands):

	2021	2020
Current assets	$246,342	$292,407
Noncurrent assets	2,180	2,990
Total assets	248,522	295,397
Current liabilities	175,637	201,270
Total liabilities	175,637	201,270
Total joint venture equity	$72,885	$94,127

	2021	2020	2019
Revenue	$402,078	$450,530	$473,486
Costs	351,670	408,319	435,947
Net income	$50,408	$42,211	$37,539
Net income attributable to noncontrolling interests	$24,880	$20,380	$16,594

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

The following represents the financial information of the Company’s unconsolidated joint ventures as presented in their unaudited financial statements as of and for the years ended December 31, 2021 and December 31, 2020 (in thousands):

	2021	2020
Current assets	$1,620,735	$774,646
Noncurrent assets	531,261	585,802
Total assets	2,151,996	1,360,448
Current liabilities	1,088,985	703,287
Noncurrent liabilities	669,911	517,697
Total liabilities	1,758,896	1,220,984
Total joint venture equity	$393,100	$139,464
Investments in and advances to unconsolidated joint ventures	$110,688	$68,975

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

	2021	2020	2019
Revenue	$2,709,305	$1,830,802	$2,081,341
Costs	2,536,403	1,709,933	1,903,582
Net income	$172,902	$120,869	$177,759
Equity in earnings of unconsolidated joint ventures	$36,862	$30,059	$41,721

The Company had net contributions to its unconsolidated joint ventures for the year ended December 31, 2021 of $13.2 million and received net distributions from its unconsolidated joint ventures of $30.5 million and $38.9 million for the years ended December 31, 2020 and December 31, 2019, respectively.

For the years ended December 31, 2021 and December 31, 2020, the Company recorded a $15.6 million and $15.5 million write-down, respectively, on an unconsolidated joint venture in the Critical Infrastructure segment as a result of changes in estimates made by the managing partner. For the year ended December 31, 2021, this write-down decreased operating and net income by $15.6 million and $11.6 million, respectively, and decreased diluted earnings per share by $0.10. For the year ended December 31, 2020, this write-down decreased operating and net income by $15.5 million and $11.5 million, respectively, and decreased diluted earnings per share by $0.11.
18.	Related Party Transactions

The Company often provides services to unconsolidated joint ventures and revenues include amounts related to recovering overhead costs for these services. For the years ended December 31, 2021, December 31, 2020 and December 31, 2019, revenues included $204.7 million, $172.2 million, and $157.3  million, respectively, related to services the Company provided to unconsolidated joint ventures. For the years ended December 31, 2021, December 31, 2020 and December 31, 2019, the Company incurred approximately $155.5 million, $133.8 million and $119.1 million, respectively, of reimbursable costs. Amounts included in the consolidated balance sheets related to services the Company provided to unconsolidated joint ventures are as follows (in thousands):

	2021	2020
Accounts receivable	$30,246	$37,544
Contract assets	16,069	8,889
Contract liabilities	10,605	5,720

19.	Fair Value of Financial Instruments

The authoritative guidance on fair value measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). At December 31, 2021 and December 31, 2020, the Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable, and other liabilities. The fair values of these financial instruments approximate their carrying values due to their short-term maturities.

Investments measured at fair value are based on one or more of the following three valuation techniques:

•	Market approach—Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
•	Cost approach—Amount that would be required to replace the service capacity of an asset (i.e., replacement cost); and

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

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

Fair value as of December 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Mutual funds	$2,951	$—	$—	$2,951
Fixed income	—	9,813	—	9,813
Cash and cash equivalents	489	—	—	489
	$3,440	$9,813	$—	$13,253

Fair value as of December 31, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
Mutual funds	$2,847	$—	$—	2,847
Fixed income	—	10,615	—	10,615
Cash and cash equivalents	571	—	—	571
	3,418	10,615	—	14,033

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

As described in “Note 16—Retirement and Other Benefits Plans”, the Company acquired a defined contribution pension plan, a defined benefit pension plan, and supplemental retirement plans. At December 31, 2021 and December 31, 2020, the Company measured the mutual funds held within the defined benefit pension plan at fair value using unadjusted quoted prices in active markets that are accessible for identical assets. The Company measured the fixed income securities using market bid and ask prices. The inputs that are significant to the valuation of fixed income securities are generally observable, and therefore have been classified as Level 2.

With respect to equity-based compensation, we estimate the fair value of cash settled awards based on the 60-trading day weighted average closing price of the Company’s common stock on the NYSE at the end of each reporting period and on the vesting date. For restricted stock units containing service conditions or service and performance conditions, fair value is based on the closing stock price of a share of the Company’s common stock on the NYSE on the grant date.

20.	Earnings Per Share

The tables below reconcile the denominator and numerator used to compute basic earnings per share (“EPS”) to the denominator and numerator used to compute diluted EPS for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.  Basic EPS is computed using the weighted average number of shares outstanding during the period and income available to shareholders. Diluted EPS is computed similar to basic EPS, except the income available to shareholders is adjusted to add back interest expense, after tax, related to the Convertible Senior Note, and the weighted average number of shares outstanding is adjusted to reflect the dilutive effects of equity-based awards and shares underlying the Convertible Senior Note.

           Convertible Senior Note dilution impact is calculated using the if-converted method which was required upon adoption of ASU 2020-06. As a result, the Company elected to adopt the if-converted method during the third quarter of 2020. In connection with the offerings of our note, the Company entered into a convertible note hedge and warrants (see Note 12 Debt and Credit Facilities); however, the convertible note hedge is not considered when calculating dilutive shares given its impact is anti-dilutive. The impact of the bond hedge would offset the dilutive impact of the shares underlying the Convertible Senior Note. The warrants have a strike price above our average share price during the period and are out of the money and not included in the tables below.

Dilutive potential common shares include, when circumstances require, shares the Company could be obligated to issue from its Convertible Senior Notes and warrants (see Note 12 for further discussion) and stock-based awards. Shares to be provided to the Company from its bond hedge purchased concurrently with the issuance of Convertible Senior Notes are anti-dilutive and are not included in its diluted shares. Anti-dilutive stock-based awards excluded from the calculation of earnings per share for the years ended December 31, 2021, December 31, 2020, and December 31, 2019 were 11,986, 5,327, and 0, respectively. In addition, the convertible senior notes were anti-dilutive and excluded for 2020.

The weighted average number of shares used to compute basic and diluted EPS were (in thousands):

	2021	2020	2019
Basic weighted average number of shares outstanding	102,544	100,848	92,419
Stock-based awards	666	357	334
Convertible senior notes	8,917	-	-
Diluted weighted average number of shares outstanding	112,127	101,205	92,753

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

The net income available to shareholders to compute basic and diluted EPS were (in thousands):

	2021	2020	2019
Net income attributable to Parsons Corporation	64,072	98,541	120,534
Convertible senior notes if-converted method interest adjustment	2,130	-	-
Diluted net income attributable to Parsons Corporation	66,202	98,541	120,534

Share Repurchases

In August 2021, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to $100.0 million of shares of Common Stock.  Repurchases under this stock repurchase program commenced on August 12, 2021.  Any and all shares of Common Stock purchased by the Company pursuant to the program shall be retired upon their acquisition and shall not become treasury shares but instead shall resume the status of authorized but unissued shares of Common Stock.  The table below presents information on this repurchase program:

2021
Total shares repurchased	618,533
Total shares retired	618,533
Average price paid per share	$35.08

As of December 31, 2021, the Company has $78.3 million remaining under the stock repurchase program.

21.	Segments Information

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

The Company defines its reportable segments based on the way the chief operating decision maker (“CODM”), currently its Chief Executive Officer, evaluates the performance of each segment and manages the operations of the Company for purposes of allocating resources among the segments. The CODM evaluates segment operating performance using segment Revenue and segment Adjusted EBITDA attributable to Parsons Corporation.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

The following table summarizes business segment information for the periods presented (in thousands):

	2021	2020	2019
Revenues:
Federal Solutions	$1,888,050	$1,911,910	$1,887,907
Critical Infrastructure	1,772,721	2,007,036	2,066,905
Total revenues	$3,660,771	$3,918,946	$3,954,812

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

	2021	2020	2019
Adjusted EBITDA attributable to Parsons Corporation
Federal Solutions	$162,733	$167,340	$169,100
Critical Infrastructure	121,700	154,528	138,851
Adjusted EBITDA attributable to Parsons Corporation	284,433	321,868	307,951
Adjusted EBITDA attributable to noncontrolling interests	25,287	20,753	17,096
Depreciation and amortization	(144,209)	(127,980)	(125,700)
Interest expense, net	(17,301)	(20,169)	(22,429)
Income tax (expense) benefit	(23,636)	(42,492)	69,886
Equity-based compensation (a)	(19,601)	(9,785)	(65,744)
Transaction-related costs (b)	(11,965)	(19,922)	(34,353)
Restructuring (c)	(736)	(2,193)	(3,424)
Other (d)	(3,320)	(1,159)	(6,155)
Net income including noncontrolling interests	$88,952	$118,921	$137,128
Net income attributable to noncontrolling interests	(24,880)	(20,380)	(16,594)
Net income attributable to Parsons Corporation	$64,072	$98,541	$120,534

(a)

Reflects equity-based compensation costs primarily related to cash-settled awards and stock-based awards through the incentive Award Plan.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for a further discussion of these awards.

(b)	Reflects costs incurred in connection with acquisitions, IPO, and other non-recurring transaction costs, primarily fees paid for professional services and employee retention.
(c)	Reflects costs associated with and related to our corporate restructuring initiatives.
(d)	Includes a combination of gain/loss related to sale of fixed assets, software implementation costs, and other individually insignificant items that are non-recurring in nature.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, December 31, 2020 and December 31, 2019

Asset information by segment is not a key measure of performance used by the CODM.

The following table presents revenues and property and equipment, net by geographic area (in thousands):

	2021	2020	2019
Revenues:
North America	$3,028,760	$3,215,874	$3,249,054
Middle East	610,655	684,353	689,067
Rest of World	21,356	18,719	16,691
Total revenues	$3,660,771	$3,918,946	$3,954,812
Property and equipment, net
North America	$100,674	$116,460	$117,606
Middle East	3,522	4,567	5,145
Total property and equipment, net	$104,196	$121,027	$122,751

North America revenue includes $2.7 billion, $3.0 billion and $3.0 billion of United States revenue for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively. North America property and equipment, net includes $95.0 million, $109.6 million and $109.9 million of property and equipment, net in the United States at December 31, 2021, December 31, 2020 and December 31, 2019, respectively.

The geographic location of revenue is determined by the location of the customer.  The prior reporting of revenue by geographic location has been conformed to the current presentation.

The following table presents revenues by business lines (in thousands):

	2021	2020	2019
Revenue:
Defense & Intelligence	$1,313,731	$1,251,304	$1,219,639
Engineered Systems	574,319	660,606	668,268
Federal Solutions revenues	1,888,050	1,911,910	1,887,907
Mobility Solutions	1,410,113	1,575,539	1,647,690
Connected Communities	362,608	431,497	419,215
Critical Infrastructure revenues	1,772,721	2,007,036	2,066,905
Total revenues	$3,660,771	$3,918,946	$3,954,812

Effective July 1, 2021, the Company made changes to its Federal Solutions business units by consolidating Space & Geospatial Solutions, Cyber & Intelligence, and Missile Defense & C5ISR into a new Defense and Intelligence business unit. The prior year information in the table above has been reclassified to conform to the business line changes.

22.	Subsequent Events

None.

PARSONS CORPORATION AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

Description	Balance at beginning of period	Additions	Deductions	Other and foreign exchange impact	Balance at end of period
2021
Allowance for doubtful accounts	4,001	8	(54)	-	3,955
Valuation allowance on deferred tax assets	23,878	4,873	(878)	(525)	27,348
2020
Allowance for doubtful accounts	5,497	1,201	(2,697)	-	4,001
Valuation allowance on deferred tax assets	17,359	7,655	(596)	(540)	23,878
2019
Allowance for doubtful accounts (1)	4,722	775	-	-	5,497
Valuation allowance on deferred tax assets	6,668	10,817	(32)	(94)	17,359

(1)

In connection with the adoption of ASU 2016-13, we have modified the historical presentation of gross receivables and the allowance for doubtful accounts to reflect only expected credit losses in the allowance in conformity with the current period presentation.