Form 10-Q
period 2022-03-31
PARSONS CORP
filed 2022-05-04
CIK 275880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 27, 2022, the registrant had 103,730,134 shares of common stock, $1.00 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents (including $28,477 and $78,514 Cash of consolidated joint ventures)	$285,622	$342,608
Restricted cash and investments	1,140	1,275
Accounts receivable, net (including $166,410 and $190,643 Accounts receivable of consolidated joint ventures, net)	646,117	598,311
Contract assets (including $8,647 and $23,498 Contract assets of consolidated joint ventures)	600,109	579,216
Prepaid expenses and other current assets (including $10,694 and $18,783 Prepaid expenses and other current assets of consolidated joint ventures)	107,978	110,941
Total current assets	1,640,966	1,632,351

Property and equipment, net (including $1,707 and $1,721 Property and equipment of consolidated joint ventures, net)	97,922	104,196
Right of use assets, operating leases	171,907	182,672
Goodwill	1,412,834	1,412,690
Investments in and advances to unconsolidated joint ventures	114,234	110,688
Intangible assets, net	188,731	207,821
Deferred tax assets	137,015	134,393
Other noncurrent assets	45,232	46,129
Total assets	$3,808,841	$3,830,940

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable (including $57,700 and $78,558 Accounts payable of consolidated joint ventures)	$157,080	$196,286
Accrued expenses and other current liabilities (including $78,453 and $82,746 Accrued expenses and other current liabilities of consolidated joint ventures)	609,095	599,089
Contract liabilities (including $14,637 and $14,333 Contract liabilities of consolidated joint ventures)	172,932	171,671
Short-term lease liabilities, operating leases	57,197	55,902
Income taxes payable	12,551	7,836
Total current liabilities	1,008,855	1,030,784

Long-term employee incentives	15,000	15,997
Long-term debt	592,450	591,922
Long-term lease liabilities, operating leases	135,276	148,893
Deferred tax liabilities	11,793	11,400
Other long-term liabilities	94,842	94,832
Total liabilities	1,858,216	1,893,828
Contingencies (Note 12)
Shareholders' equity:
Common stock, $1 par value; authorized 1,000,000,000 shares; 146,347,283 and 146,276,880 shares issued; 34,942,580 and 33,331,494 public shares outstanding; 68,787,554 and 70,328,237 ESOP shares outstanding	146,348	146,277
Treasury stock, 42,617,149 shares at cost	(867,391)	(867,391)
Additional paid-in capital	2,678,761	2,684,979
Accumulated deficit	(32,858)	(53,529)
Accumulated other comprehensive loss	(6,673)	(9,568)
Total Parsons Corporation shareholders' equity	1,918,187	1,900,768
Noncontrolling interests	32,438	36,344
Total shareholders' equity	1,950,625	1,937,112
Total liabilities and shareholders' equity	$3,808,841	$3,830,940

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share information)

(Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Revenue	$949,069	$874,697
Direct cost of contracts	733,900	669,082
Equity in earnings of unconsolidated joint ventures	5,598	7,530
Selling, general and administrative expenses	185,077	187,522
Operating income	35,690	25,623
Interest income	65	98
Interest expense	(3,938)	(4,541)
Other income (expense), net	145	(1,791)
Total other income (expense)	(3,728)	(6,234)
Income before income tax expense	31,962	19,389
Income tax expense	(8,119)	(5,375)
Net income including noncontrolling interests	23,843	14,014
Net income attributable to noncontrolling interests	(3,176)	(4,975)
Net income attributable to Parsons Corporation	$20,667	$9,039
Earnings per share:
Basic	$0.20	$0.09
Diluted	$0.19	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Net income including noncontrolling interests	$23,843	$14,014
Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	2,874	4,914
Pension adjustments, net of tax	22	19
Comprehensive income including noncontrolling interests, net of tax	26,739	18,947
Comprehensive income attributable to noncontrolling interests, net of tax	(3,177)	(4,980)
Comprehensive income attributable to Parsons Corporation, net of tax	$23,562	$13,967

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net income including noncontrolling interests	$23,843	$14,014
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	30,509	34,673
Amortization of debt issue costs	649	665
(Gain) loss on disposal of property and equipment	(39)	267
Provision for doubtful accounts	(3)	-
Deferred taxes	(2,566)	403
Foreign currency transaction gains and losses	882	2,220
Equity in earnings of unconsolidated joint ventures	(5,598)	(7,530)
Return on investments in unconsolidated joint ventures	11,874	13,180
Stock-based compensation	3,898	7,206
Contributions of treasury stock	13,054	13,153
Changes in assets and liabilities, net of acquisitions and newly consolidated joint ventures:
Accounts receivable	(46,690)	2,597
Contract assets	(21,212)	(31,711)
Prepaid expenses and other assets	4,496	(5,386)
Accounts payable	(39,342)	(6,658)
Accrued expenses and other current liabilities	(4,134)	(68,928)
Contract liabilities	945	(16,086)
Income taxes	4,706	1,268
Other long-term liabilities	(986)	(19,312)
Net cash used in operating activities	(25,714)	(65,965)
Cash flows from investing activities:
Capital expenditures	(4,473)	(4,449)
Proceeds from sale of property and equipment	112	164
Payments for acquisitions, net of cash acquired	-	1,064
Investments in unconsolidated joint ventures	(9,713)	(22,240)
Return of investments in unconsolidated joint ventures	644	116
Proceeds from sales of investments in unconsolidated joint ventures	-	14,300
Net cash used in investing activities	(13,430)	(11,045)
Cash flows from financing activities:
Contributions by noncontrolling interests	1,226	7
Distributions to noncontrolling interests	(8,309)	(8,989)
Repurchases of common stock	(5,548)	-
Taxes paid on vested stock	(5,771)	(2,242)
Net cash used in financing activities	(18,402)	(11,224)
Effect of exchange rate changes	425	430
Net decrease in cash, cash equivalents, and restricted cash	(57,121)	(87,804)
Cash, cash equivalents and restricted cash:
Beginning of year	343,883	487,215
End of period	$286,762	$399,411

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2022 and March 31, 2021

(In thousands)

(Unaudited)

				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common	Treasury	Paid-in	(Accumulated	Comprehensive	Parsons	Noncontrolling
	Stock	Stock	Capital	Deficit)	Income (Loss)	Equity	Interests	Total
Balance at December 31, 2021	$146,277	$(867,391)	$2,684,979	$(53,529)	$(9,568)	$1,900,768	$36,344	$1,937,112
Comprehensive income
Net income	-	-	-	20,667	-	20,667	3,176	23,843
Foreign currency translation loss, net	-	-	-	-	2,873	2,873	1	2,874
Pension adjustments, net	-	-	-	-	22	22	-	22
Contributions	-	-	-	-	-	-	1,226	1,226
Distributions	-	-	-	-	-	-	(8,309)	(8,309)
Issuance of equity securities, net of retirements	222	-	(4,719)	4	-	(4,493)	-	(4,493)
Repurchases of common stock	(151)	-	(5,397)	-	-	(5,548)	-	(5,548)
Stock-based compensation	-	-	3,898	-	-	3,898	-	3,898
Balance at March 31, 2022	$146,348	$(867,391)	$2,678,761	$(32,858)	$(6,673)	$1,918,187	$32,438	$1,950,625

Balance at December 31, 2020	$146,609	$(899,328)	$2,700,925	$(120,569)	$(13,865)	$1,813,772	$47,645	$1,861,417
Comprehensive income
Net income	-	-	-	9,039	-	9,039	4,975	14,014
Foreign currency translation gain, net	-	-	-	-	4,909	4,909	5	4,914
Pension adjustments, net	-	-	-	-	19	19	-	19
Adoption of ASU 2020-06			(40,002)	2,782		(37,220)		(37,220)
Contributions	-	-	-	-	-	-	7	7
Distributions	-	-	-	-	-	-	(8,989)	(8,989)
Issuance of equity securities, net of retirements	45	-	(999)	28	-	(926)	-	(926)
Stock-based compensation	-	-	7,206	-	-	7,206	-	7,206
Balance at March 31, 2021	$146,654	$(899,328)	$2,667,130	$(108,720)	$(8,937)	$1,796,799	$43,643	$1,840,442

The accompanying notes are an integral part of these consolidated financial statements.

Parsons Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

1.	Description of Operations

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
2.	Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and pursuant to the interim period reporting requirements of Form 10-Q.  They do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with our consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. The Company’s most significant estimates and judgments involve revenue recognition with respect to the determination of the costs to complete contracts and transaction price; determination of self-insurance reserves; useful lives of property and equipment and intangible assets; calculation of allowance for doubtful accounts; valuation of deferred income tax assets and uncertain tax positions, among others. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and “Note 2—Summary of Significant Accounting Polices” in the notes to our consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2021, for a discussion of the significant estimates and assumptions affecting our consolidated financial statements.  Estimates of costs to complete contracts are continually evaluated as work progresses and are revised when necessary. When a change in estimate is determined to have an impact on contract profit, the Company records a positive or negative adjustment to the consolidated statement of income.

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

In the first quarter of 2022, the Company early adopted ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. The new guidance requires that the approach of ASC 606, Revenue from Contracts with Customers, should be used to measure an acquired revenue contract in a business combination. This guidance is to be applied (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The early adoption of ASU 2021-08 did not have a material impact on the consolidated financial statements.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on the purchase price allocation as of the date of acquisition (in thousands):

Amount
Cash and cash equivalents	$15,428
Accounts receivable	3,351
Contract assets	5,979
Prepaid expenses and other current assets	937
Property and equipment	2,239
Right of use assets, operating leases	6,157
Goodwill	143,086
Intangible assets	65,000
Accounts payable	(2,326)
Accrued expenses and other current liabilities	(17,190)
Contract liabilities	(320)
Short-term lease liabilities, operating leases	(1,011)
Long-term lease liabilities, operating leases	(5,146)
Deferred tax liabilities	(10,916)
Other long-term liabilities	(235)
Net assets acquired	$205,033

Of the total purchase price, the following values were assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships	$39,000	16
Backlog	23,000	3
Trade name	1,000	2
Developed technologies	1,000	3
Non-compete agreements	1,000	3

Amortization expense of $3.6 million related to these intangible assets was recorded for the three months ended March 31, 2022. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill of $10.6 million is deductible for tax purposes.

The amount of revenue generated by BlackHorse and included within consolidated revenues is $18.4 million for the three months ended March 31, 2022.  The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the BlackHorse acquisition had been consummated as of the beginning of fiscal year 2020 (in thousands) is as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Pro forma Revenue	$949,069	$891,402
Pro forma Net Income including noncontrolling interests	25,882	13,508

Echo Ridge LLC

On July 30, 2021, the Company acquired a 100% ownership interest in Echo Ridge LLC (“Echo Ridge”), a privately-owned company, for $9.0 million in cash. Echo Ridge adds position, navigation, and timing devices; modeling, simulation, test, and measurement tools; and deployable software defined radio products and signal processing services to Parsons’ space portfolio. The acquisition was entirely funded by cash on-hand. The Company allocated the purchase price to the appropriate classes of tangible assets and liabilities and assigned the excess of $7.2 million to goodwill. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill in its entirety is deductible for tax purposes. The amount of revenue generated by Echo Ridge and included within consolidated revenues for the three months ended March 31, 2022 is $1.6 million.

5.	Contracts with Customers

Disaggregation of Revenue

The Company’s contracts contain both fixed-price and cost reimbursable components. Contract types are based on the component that represents the majority of the contract. The following table presents revenue disaggregated by contract type (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Fixed-Price	$240,574	$229,942
Time-and-Materials	$263,315	239,665
Cost-Plus	$445,180	405,090
Total	$949,069	$874,697

See “Note 18 – Segments Information” for the Company’s revenues by business lines.

Contract Assets and Contract Liabilities

Contract assets and contract liabilities balances at March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022	December 31, 2021
Contract assets	$600,109	$579,216
Contract liabilities	172,932	171,671
Net contract assets (liabilities) (1)	$427,177	$407,545

(1)

Total contract retentions included in net contract assets (liabilities) were $80.5 million as of March 31, 2022, of which $38.2 million are not expected to be paid in the next 12 months. Total contract retentions included in net contract assets (liabilities) were $91.7 million as of December 31, 2021. Contract assets at March 31, 2022 and December 31, 2021 include $102.8 million and $98.6 million, respectively, related to unapproved change orders, claims, and requests for equitable adjustment. For the three months ended March 31, 2022 and March 31, 2021, there were no material losses recognized related to the collectability of claims, unapproved change orders, and requests for equitable adjustment.

During the three months ended March 31, 2022 and March 31, 2021, the Company recognized revenue of $63.9 million and $69.1 million, respectively, that was included in the corresponding contract liability balances at December 31, 2021 and December 31, 2020, respectively. Certain changes in contract assets and contract liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Acquired contract assets	$-	$5,979
Acquired contract liabilities	-	320

  There was no significant impairment of contract assets recognized during the three months ended March 31, 2022 and March 31, 2021.

 There were no revisions in estimates, such as changes in estimated claims or incentives, related to performance obligations partially satisfied in previous periods that individually had an impact of $5 million or more on revenue during the three months ended March 31, 2022 and March 31, 2021.

Accounts Receivable, net

Accounts receivable, net consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	2022	2021
Billed	$443,818	$434,776
Unbilled	206,251	167,490
Total accounts receivable, gross	650,069	602,266
Allowance for doubtful accounts	(3,952)	(3,955)
Total accounts receivable, net	$646,117	$598,311

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

Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations (“RUPO”) as of March 31, 2022 represent a measure of the total dollar value of work to be performed on contracts awarded and in-progress. The Company had $5.5 billion in RUPO as of March 31, 2022.

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

The Company expects to satisfy its RUPO as of March 31, 2022 over the following periods (in thousands):

Period RUPO Will Be Satisfied	Within One Year	Within One to Two Years	Thereafter
Federal Solutions	$1,291,914	$748,839	$295,965
Critical Infrastructure	1,543,717	837,968	824,811
Total	$2,835,631	$1,586,807	$1,120,776

6.	Leases

  The Company has operating and finance leases for corporate and project office spaces, vehicles, heavy machinery and office equipment. Our leases have remaining lease terms of one year to 8 years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases after the third year.

The components of lease costs for the three months ended March 31, 2022 and March 31, 2021 are as follows (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Operating lease cost	$16,176	$16,361
Short-term lease cost	3,480	2,032
Amortization of right-of-use assets	548	474
Interest on lease liabilities	21	29
Sublease income	(1,035)	(776)
Total lease cost	$19,190	$18,120

Supplemental cash flow information related to leases for the three months ended March 31, 2022 and March 31, 2021 is as follows (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Operating cash flows for operating leases	$17,506	$16,627
Operating cash flows for finance leases	21	30
Financing cash flows from finance leases	511	480
Right-of-use assets obtained in exchange for new operating lease liabilities	2,304	4,865
Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$619

Supplemental balance sheet and other information related to leases as of March 31, 2022 and December 31, 2021 are as follows (in thousands):

	March 31, 2022	December 31, 2021
Operating Leases:
Right-of-use assets	$171,907	$182,672
Lease liabilities:
Current	$57,197	$55,902
Long-term	135,276	148,893
Total operating lease liabilities	$192,473	$204,795
Finance Leases:
Other noncurrent assets	$3,842	$4,389
Accrued expenses and other current liabilities	$1,661	$1,822
Other long-term liabilities	$2,073	$2,422

Weighted Average Remaining Lease Term:
Operating leases	4.1 Years	4.3 years
Finance leases	2.7 Years	2.9 years
Weighted Average Discount Rate:
Operating leases	3.4%	3.5%
Finance leases	2.1%	2.1%

As of March 31, 2022, the Company has no operating leases that have not yet commenced.

A maturity analysis of the future undiscounted cash flows associated with the Company’s operating and finance lease liabilities as of March 31, 2022 is as follows (in thousands):

	Operating Leases	Finance Leases
2022 (remaining)	$48,184	$1,378
2023	53,184	1,221
2024	41,599	812
2025	30,955	454
2026	17,564	11
Thereafter	14,607	-
Total lease payments	206,093	3,876
Less: imputed interest	(13,620)	(142)
Total present value of lease liabilities	$192,473	$3,734

7.	Goodwill

The following table summarizes the changes in the carrying value of goodwill by reporting segment from December 31, 2021 to March 31, 2022 (in thousands):

	December 31, 2021	Acquisitions	Foreign Exchange	March 31, 2022
Federal Solutions	$1,339,117	$(744)	$-	$1,338,373
Critical Infrastructure	73,573	-	888	74,461
Total	$1,412,690	$(744)	$888	$1,412,834

The Company performed a qualitative triggering analysis and determined there was no triggering event indicating a potential impairment to the carrying value of its goodwill at March 31, 2022 and concluded there has not been an impairment.

8.	Intangible Assets

The gross amount and accumulated amortization of intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets are as follows (in thousands except for years):

	March 31, 2022			December 31, 2021			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (in years)
Backlog	$170,455	$(131,981)	$38,474	$169,455	$(126,637)	$42,818	3
Customer relationships	301,829	(166,221)	135,608	301,829	(158,405)	143,424	8
Leases	670	(623)	47	670	(618)	52	5
Developed technology	113,939	(103,342)	10,597	113,939	(96,765)	17,174	4
Trade name	9,200	(8,575)	625	9,200	(8,444)	756	1
Non-compete agreements	5,250	(3,739)	1,511	5,250	(3,523)	1,727	3
In process research and development	1,800	-	1,800	1,800	-	1,800	n/a
Other intangibles	275	(206)	69	275	(205)	70	10
Total intangible assets	$603,418	$(414,687)	$188,731	$602,418	$(394,597)	$207,821

The aggregate amortization expense of intangible assets for the three months ended March 31, 2022 and March 31, 2021 was $20.1 million and $24.5 million, respectively.

Estimated amortization expense for the remainder of the current fiscal year and in each of the next four years and beyond is as follows (in thousands):

March 31, 2022
2022	$46,164
2023	50,123
2024	18,892
2025	13,637
2026	10,265
Thereafter	47,850
Total	$186,931

9.	Property and Equipment, Net

Property and equipment consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021	Useful life (years)
Buildings and leasehold improvements	$100,961	$99,543	1-15
Furniture and equipment	87,179	86,862	3-10
Computer systems and equipment	159,280	157,633	3-10
Construction equipment	6,806	6,806	5-7
Construction in progress	11,123	12,970
	365,349	363,814
Accumulated depreciation	(267,427)	(259,618)
Property and equipment, net	$97,922	$104,196

Depreciation expense for the three months ended March 31, 2022 and March 31, 2021 was $9.7 million and $9.6 million, respectively.

10.	Debt and Credit Facilities

Debt consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Long-Term:
Senior notes	200,000	200,000
Convertible senior notes	400,000	400,000
Debt issuance costs	(7,550)	(8,078)
Total long-term	592,450	591,922
Total Debt	$592,450	$591,922

Revolving Credit Facility

In June 2021, the Company entered into a $650 million unsecured revolving credit facility (the “Credit Agreement”). The Company incurred $1.9 million of costs in connection with this Credit Agreement. The 2021 Credit Agreement replaced an existing Fifth Amended and Restated Credit Agreement dated as of November 15, 2017. Under the new agreement, the Company’s revolving credit facility was increased from $550 million to $650 million. The credit facility has a five-year maturity, which may be extended up to two times for periods determined by the Company and the applicable extending lenders, and permits the Company to borrow in U.S. dollars, certain specified foreign currencies, and each other currency that may be approved in accordance with the 2021 Facility. The borrowings under the Credit Agreement bear interest at either a eurocurrency rate plus a margin between 1.0% and 1.625% or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%. The rates on March 31, 2022 and December 31, 2021 were 1.70% and 1.36%, respectively. Borrowings under this Credit Agreement are guaranteed by certain Company operating subsidiaries. Letters of credit commitments outstanding under this agreement aggregated to $44.5 million and $44.3 million at March 31, 2022 and December 31, 2021, respectively, which reduced borrowing limits available to the Company. Interest expense related to the Credit Agreement was $0.1 million and $0.1 million for the three months ended March 31, 2022 and March 31, 2021, respectively. There were no loan amounts outstanding under the Credit Agreement on March 31, 2022.

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

The Company incurred $1.1 million of debt issuance costs in connection with the private placement. On August 10, 2018, the Company finalized an amended and restated intercreditor agreement related to this private placement to more closely align certain covenants and definitions with the terms under the 2017 amended and restated Credit Agreement and incurred $0.5 million of additional issuance costs. These costs are presented as a direct deduction from the debt on the face of the consolidated balance sheets.  Interest expense related to the Senior Notes for the three months ended March 31, 2022 and March 31, 2021 was $2.6 million and $3.2 million, respectively.  The amortization of debt issuance costs and interest expense is recorded in “Interest expense” on the consolidated statements of income. The Company paid the $50 million Series A tranche of the Senior Note as scheduled in July 2021. The Company made interest payments of $5.1 million and $6.2 million for the three months ended March 31, 2022 and March 31, 2021, respectively.  Interest payable of $2.2 million and $4.7 million is recorded in “Accrued expenses and other current liabilities” on the consolidated balance sheets at March 31, 2022 and December 31, 2021, respectively, related to the Senior Notes.

Using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, and risk profile, the Company estimated that the fair value (Level 2) of its Senior Notes at March 31, 2022 approximates $208.4 million. See “Note 16 – Fair Value of Financial Instruments” for the definition of Level 2 of the fair value hierarchy.

The Credit Agreement and private placement includes various covenants, including restrictions on indebtedness, liens, acquisitions, investments or dispositions, payment of dividends and maintenance of certain financial ratios and conditions. The Company was in compliance with these covenants at March 31, 2022 and December 31, 2021.

The Company also has in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated $220.6 million and $223.0 million at March 31, 2022 and December 31, 2021, respectively.

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

Prior to the close of business on the business day immediately preceding March 15, 2025, the Notes will be convertible at the option of the holders thereof only under the following circumstances:

•

during any calendar quarter commencing after the calendar quarter ending on December 31, 2021, if the last reported sale price of the Company’s common stock for at least 20 trading days, whether or not consecutive, during a period of 30 consecutive trading days ending on, and including the last trading day of the immediately preceding calendar quarter, is greater than or equal to 130% of the conversion price on each applicable trading day;

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

The Company recognized interest expense of $0.7 million and $0.7 million for the three months ended March 31, 2022 and March 31, 2021, respectively.  As of March 31, 2022 and December 31, 2021, the carrying value of the Notes was $400.0 million.

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

At issuance, the Company recorded a deferred tax liability of $16.2 million related to the Convertible Senior Notes debt discount and the capitalized debt issuance costs. The Company also recorded a deferred tax asset of $16.5 million related to the convertible note hedge transactions and the tax basis of the capitalized debt issuance costs through additional paid-in capital. The deferred tax liability and deferred tax asset were included net in “Deferred tax assets” on the consolidated balance sheets. Upon adoption of ASU 2020-06, the Company reversed the deferred tax liability of $13.9 million that the Company had recorded at issuance related to the Convertible Senior Note debt discount and recorded an additional deferred tax liability of $0.4 million related to the capitalized debt issuance costs. In addition, the Company recorded a $0.9 million adjustment to the deferred tax asset through retained earnings related to the tax effect of book accretion recorded in 2020 and reversed upon adoption.
11.	Income Taxes

The Company’s effective tax rate was 25.4% and 27.7% for the three months ended March 31, 2022 and 2021, respectively. The change in the effective tax rate was due primarily to a decrease of withholding tax and a change in the jurisdictional mix of earnings.  The difference between the effective tax rate and the statutory U.S. Federal income tax rate of 21.0% for the three months ended March 31, 2022 primarily relates to state income taxes and an increased expense for uncertain tax positions, partially offset by benefits related to untaxed income attributable to noncontrolling interests and federal research tax credits.

As of March 31, 2022, the Company’s deferred tax assets were subject to a valuation allowance of $28.0 million primarily related to foreign net operating loss carryforwards, foreign tax credit carryforwards, and capital losses that the Company has determined are not more-likely-than-not to be realized. The factors used to assess the likelihood of realization include:  the past performance of the entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.

As of March 31, 2022 and December 31, 2021, the liability for income taxes associated with uncertain tax positions was $22.5 million and $21.2 million, respectively.  It is reasonably possible that the Company may realize a decrease in our uncertain tax positions of approximately $0.5 million during the next 12 months as a result of concluding various tax audits and closing tax years.

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

The Company’s principal retirement benefit plan is the Parsons Employee Stock Ownership Plan (“ESOP”), a stock bonus plan, established in 1975 to cover eligible employees of the Company and certain affiliated companies. Contributions of treasury stock to the ESOP are made annually in amounts determined by the Company’s board of directors and are held in trust for the sole benefit of the participants. Shares allocated to a participant’s account are fully vested after three years of credited service, or in the event(s) of reaching age 65, death or disability while an active employee of the Company. As of March 31, 2022 and December 31, 2021, total shares of the Company’s common stock outstanding were 103,730,134 and 103,659,731, respectively, of which 68,787,554 and 70,328,237, respectively, were held by the ESOP.

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

Total ESOP contribution expense was $13.1 million and $13.2 million for the three months ended March 31, 2022 and March 31, 2021, respectively.  The expense is recorded in “Direct costs of contracts” and “Selling, general and administrative expense” in the consolidated statements of income. The fiscal 2022 ESOP contribution has not yet been made.  The amount is currently included in accrued liabilities.
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

Letters of credit outstanding described in “Note 10 – Debt and Credit Facilities” that relate to project ventures are $73.2 million at March 31, 2022 and December 31, 2021.

In the table below, aggregated financial information relating to the Company’s joint ventures is provided because their nature, risk and reward characteristics are similar. None of the Company’s current joint ventures that meet the characteristics of a VIE are individually significant to the consolidated financial statements.

Consolidated Joint Ventures

The following represents financial information for consolidated joint ventures included in the consolidated financial statements (in thousands):

	March 31, 2022	December 31, 2021
Current assets	$214,229	$246,342
Noncurrent assets	2,338	2,180
Total assets	216,567	248,522
Current liabilities	150,474	175,637
Total liabilities	150,474	175,637
Total joint venture equity	$66,093	$72,885

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenue	$95,534	$96,624
Costs	88,842	86,306
Net income	$6,692	$10,318
Net income attributable to noncontrolling interests	$3,176	$4,975

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

The following represents the financial information of the Company’s unconsolidated joint ventures as presented in their unaudited financial statements (in thousands):

	March 31, 2022	December 31, 2021
Current assets	$1,707,836	$1,620,735
Noncurrent assets	539,798	531,261
Total assets	2,247,634	2,151,996
Current liabilities	1,252,393	1,088,985
Noncurrent liabilities	603,929	669,911
Total liabilities	1,856,322	1,758,896
Total joint venture equity	$391,312	$393,100
Investments in and advances to unconsolidated joint ventures	$114,234	$110,688

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenue	$384,581	$236,517
Costs	373,286	210,847
Net income	$11,295	$25,670
Equity in earnings of unconsolidated joint ventures	$5,598	$7,530

The Company received net distributions from its unconsolidated joint ventures for the three months ended March 31, 2022 and March 31, 2021 of $2.8 million and $5.4 million, respectively.

15.	Related Party Transactions

The Company often provides services to unconsolidated joint ventures and revenues include amounts related to recovering costs for these services. Revenues related to services the Company provided to unconsolidated joint ventures for the three months ended March 31, 2022 and March 31, 2021 were $47.3 million and $53.7 million, respectively.  For the three months ended March 31, 2022 and March 31, 2021, the Company incurred $33.7 million and $41.4 million, respectively, of reimbursable costs. The revenue and reimbursable cost prior period amounts have been updated to reflect all joint ventures for the comparable period. Amounts included in the consolidated balance sheets related to services the Company provided to unconsolidated joint ventures are as follows (in thousands):

	March 31, 2022	December 31, 2021
Accounts receivable	$36,097	$30,246
Contract assets	19,819	16,069
Contract liabilities	11,466	10,605

16.	Fair Value of Financial Instruments

The authoritative guidance on fair value measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). At March 31, 2022 and December 31, 2021, the Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable, and other liabilities. The fair values of these financial instruments approximate their carrying values due to their short-term maturities.

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

Refer to Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2021 for a more complete discussion of the various items within the consolidated financial statements measured at fair value and the methods used to determine fair value.
17.	Earnings Per Share

The following tables reconcile the denominator and numerator used to compute basic earnings per share (“EPS”) to the denominator and numerator used to compute diluted EPS for the three months ended March 31, 2022 and March 31, 2021.  Basic EPS is computed using the weighted average number of shares outstanding during the period and income available to shareholders. Diluted EPS is computed similar to basic EPS, except the income available to shareholders is adjusted to add back interest expense, after tax, related to the Convertible Senior Note, and the weighted average number of shares outstanding is adjusted to reflect the dilutive effects of stock-based awards and shares underlying the Convertible Senior Note.

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

Dilutive potential common shares include, when circumstances require, shares the Company could be obligated to issue from its Convertible Senior Notes and warrants (see Note 10 for further discussion) and stock-based awards. Shares to be provided to the Company from its bond hedge purchased concurrently with the issuance of Convertible Senior Notes are anti-dilutive and are not included in its diluted shares. Anti-dilutive stock-based awards excluded from the calculation of earnings per share for the three months ended March 31, 2022 and March 31, 2021 were 13,117 and 145, respectively.

The weighted average number of shares used to compute basic and diluted EPS were:

	Three Months Ended
	March 31, 2022	March 31, 2021
Basic weighted average number of shares outstanding	103,768,636	102,375,923
Stock-based awards	779,834	573,048
Convertible senior notes	8,916,530	8,916,530
Diluted weighted average number of shares outstanding	113,465,000	111,865,501

The net income available to shareholders to compute basic and diluted EPS were (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Net income attributable to Parsons Corporation	20,667	9,039
Convertible senior notes if-converted method interest adjustment	540	528
Diluted net income attributable to Parsons Corporation	21,207	9,567

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

Three Months Ended
March 31, 2022
Total shares repurchased	151,436
Total shares retired	151,436
Average price paid per share	$36.64

As of March 31, 2022, the Company has $72.8 million remaining under the stock repurchase program.
18.	Segment Information

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

The following table summarizes business segment revenue for the periods presented (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Federal Solutions revenue	$491,629	$452,069
Critical Infrastructure revenue	457,440	422,628
Total revenue	$949,069	$874,697

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

	Three Months Ended
Adjusted EBITDA attributable to Parsons Corporation	March 31, 2022	March 31, 2021
Federal Solutions	$42,638	$31,982
Critical Infrastructure	28,315	31,657
Adjusted EBITDA attributable to Parsons Corporation	70,953	63,639
Adjusted EBITDA attributable to noncontrolling interests	3,295	5,060
Depreciation and amortization	(30,509)	(34,673)
Interest expense, net	(3,873)	(4,443)
Income tax expense	(8,119)	(5,375)
Equity-based compensation expense	(3,898)	(6,980)
Transaction-related costs (a)	(2,398)	(2,646)
Restructuring expense (b)	(213)	(77)
Other (c)	(1,395)	(491)
Net income including noncontrolling interests	23,843	14,014
Net income attributable to noncontrolling interests	3,176	4,975
Net income attributable to Parsons Corporation	$20,667	$9,039

(a)	Reflects costs incurred in connection with acquisitions and other non-recurring transaction costs, primarily fees paid for professional services and employee retention.
(b)	Reflects costs associated with corporate restructuring initiatives.
(c)	Includes a combination of gain/loss related to sale of fixed assets, software implementation costs, and other individually insignificant items that are non-recurring in nature.

Asset information by segment is not a key measure of performance used by the CODM.

The following tables present revenues and property and equipment, net by geographic area (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenue
North America	$785,708	$716,346
Middle East	158,063	153,643
Rest of World	5,298	4,708
Total Revenue	$949,069	$874,697

The geographic location of revenue is determined by the location of the customer.

	March 31, 2022	December 31, 2021
Property and Equipment, Net
North America	$94,481	$100,674
Middle East	3,441	3,522
Total Property and Equipment, Net	$97,922	$104,196

North America includes revenue in the United States for the three months ended March 31, 2022 and March 31, 2021 of $718.0 million and $652.2 million, respectively.  North America property and equipment, net includes $89.0 million and $95.0 million of property and equipment, net in the United States at March 31, 2022 and December 31, 2021, respectively.

The following table presents revenues by business units (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenue
Defense and Intelligence	$346,233	$311,102
Engineered Systems	145,396	140,967
Federal Solutions revenues	491,629	452,069
Mobility Solutions	294,786	281,596
Connected Communities	162,654	141,032
Critical Infrastructure revenues	457,440	422,628
Total Revenue	$949,069	$874,697

Effective July 1, 2021, the Company made changes to its Federal Solutions business units by consolidating Space & Geospatial Solutions, Cyber & Intelligence, and Missile Defense & C5ISR into a new Defense and Intelligence business unit. Effective January 1, 2022, the Company made changes to its Critical Infrastructure business units by transferring a portion of legacy Mobility Solutions to the Connected Communities business unit. The prior year information in the table above has been reclassified to conform to the business line changes.

19.	Subsequent Events

   On April 20, 2022, the Board of Directors authorized the Fifth Amendment to the Parsons Corporation Employee Stock Ownership Plan 2019 Amendment and Restatement (the Plan) providing for lump sum distributions to participants. The ESOP Advisory Committee executed the Fifth Amendment to the Plan on April 28, 2022. Participants were previously required to take distributions in up to three annual installments if their balance exceeded certain thresholds as disclosed in the Company’s 10-K for the year ended December 31, 2021. Annual diversification elections and five-year vested termination distributions are not impacted by this amendment and will still occur annually and over installments as outlined in the Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to help investors understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion together with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q and in conjunction with the Company’s Form 10-K for the year ended December 31, 2021.

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in the Company’s Form 10-K for the year ended December 31, 2021.  We undertake no obligation to revise publicly any forward-looking statements.  Actual results may differ materially from those contained in any forward-looking statements.

PARSONS CORPORATION

Delivering innovative solutions that make the world safer, healthier, and more connected.

SEGMENTS

Federal Solutions

Deliver information dominance across all domains

Critical Infrastructure

Lead smart, sustainable infrastructure deployment

FINANCIAL SNAPSHOT

$3.7B

Total Revenue
Trailing 12-Months (Q1 2022)

Federal Solutions
52%
Critical Infrastructure
48%

$4.5B

Contract Awards
Trailing 12-Months (Q1 2022)

Federal Solutions
56%
Critical Infrastructure
44%

KEY FACTS AND FIGURES

77
Years Of History

~ 15.5K
Employees

$246M
Cash Flow From Operations
Trailing 12-Months (Q1 2022)

1.2X
Book-To-Bill Ratio
Trailing 12-Months (Q1 2022)

$8.2B
Backlog As Of
3/31/2022

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

Key Metrics

We manage and assess the performance of our business by evaluating a variety of metrics. The following table sets forth selected key metrics (in thousands, except Book-to-Bill):

	March 31, 2022	March 31, 2021
Awards (year to date)	$917,156	$1,010,974
Backlog (1)	$8,224,785	$8,170,126
Book-to-Bill (year to date)	1.0	1.2

(1)

Difference between our backlog of $8.2 billion and our remaining unsatisfied performance obligations, or RUPO, of $5.5 billion, each as of March 31, 2022, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

Awards

Awards generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Contract awards include both new and re-compete contracts and task orders. Given that new contract awards generate growth, we closely track our new awards each year.

The following table summarizes the year to-date value of new awards for the periods presented below (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Federal Solutions	$456,888	$424,621
Critical Infrastructure	460,268	586,353
Total Awards	$917,156	$1,010,974

The change in new awards from year to year is primarily due to ordinary course fluctuations in our business.  The volume of contract awards can fluctuate in any given period due to win rate and the timing and size of the awards issued by our customers.  The change in new awards in our Federal Solutions segment for the three months ended March 31, 2022 when compared to the corresponding period last year was primarily due to two large contracts awarded in the first quarter of 2022.  The awards in Critical Infrastructure for the three months ended March 31, 2022 were lower due to several large contracts awarded in the first quarter of 2021.

Backlog

We define backlog to include the following two components:

•	Funded—Funded backlog represents future revenue anticipated from orders for services under existing contracts for which funding is appropriated or otherwise authorized.
•	Unfunded—Unfunded backlog represents future revenue anticipated from orders for services under existing contracts for which funding has not been appropriated or otherwise authorized.

Backlog includes (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

The following table summarizes the value of our backlog at the respective dates presented below: (in thousands):

	March 31, 2022	March 31, 2021
Federal Solutions:
Funded	$1,300,476	$1,127,717
Unfunded	3,883,550	4,010,656
Total Federal Solutions	5,184,026	5,138,373
Critical Infrastructure:
Funded	2,976,099	2,956,255
Unfunded	64,660	75,498
Total Critical Infrastructure	3,040,759	3,031,753
Total Backlog (1)	$8,224,785	$8,170,126

(1)

Difference between our backlog of $8.2 billion and our RUPO of $5.5 billion, each as of March 31, 2022, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

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

We expect to recognize $2.8 billion of our funded backlog at March 31, 2022 as revenues in the following twelve months. However, our U.S. federal government customers may cancel their contracts with us at any time through a termination for convenience or may elect to not exercise option periods under such contracts. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed. See “Risk Factors—Risk Relating to Our Business—We may not realize the full value of our backlog, which may result in lower than expected revenue” in the Company’s Form 10-K for the year ended December 31, 2021.

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

	Three Months Ended
	March 31, 2022	March 31, 2021
Federal Solutions	0.9	0.9
Critical Infrastructure	1.0	1.4
Overall	1.0	1.2

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

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and “Note 2—Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2021 for a description of our policies on revenue recognition.

The table below presents the percentage of total revenue for each type of contract.

	Three Months Ended
	March 31, 2022	March 31, 2021
Fixed-price	25.4%	26.3%
Time-and-materials	27.7%	27.4%
Cost-plus	46.9%	46.3%

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

Joint Ventures

We conduct a portion of our business through joint ventures or similar partnership arrangements. For the joint ventures we control, we consolidate all the revenues and expenses in our consolidated statements of income (including revenues and expenses attributable to noncontrolling interests). For the joint ventures we do not control, we recognize equity in earnings (loss) of unconsolidated joint ventures. Our revenues included amounts related to services we provided to our unconsolidated joint ventures for the three months ended March 31, 2022 and March 31, 2021 of $47.3 million and $53.7 million, respectively.

Operating costs and expenses

Operating costs and expenses primarily include direct costs of contracts and selling, general and administrative expenses. Costs associated with compensation-related expenses for our people and facilities, which includes ESOP contribution expenses, are the most significant component of our operating expenses. Total ESOP contribution expense for the three months ended March 31, 2022 and March 31, 2021 was $13.1 million and $13.2 million, respectively, and is recorded in “Direct cost of contracts” and “Selling, general and administrative expenses.”

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

Adjusted EBITDA

The following table sets forth Adjusted EBITDA, Net Income Margin, and Adjusted EBITDA Margin for the three months ended March 31, 2022 and March 31, 2021.

	Three Months Ended
(U.S. dollars in thousands)	March 31, 2022	March 31, 2021
Adjusted EBITDA (1)	$74,248	$68,699
Net Income Margin (2)	2.5%	1.6%
Adjusted EBITDA Margin (3)	7.8%	7.9%

(1)	A reconciliation of net income attributable to Parsons Corporation to Adjusted EBITDA is set forth below (in thousands).
(2)	Net Income Margin is calculated as net income including noncontrolling interest divided by revenue in the applicable period
(3)	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by revenue in the applicable period.

	Three Months Ended
	March 31, 2022	March 31, 2021
Net income attributable to Parsons Corporation	$20,667	$9,039
Interest expense, net	3,873	4,443
Income tax expense	8,119	5,375
Depreciation and amortization	30,509	34,673
Net income attributable to noncontrolling interests	3,176	4,975
Equity-based compensation	3,898	6,980
Transaction-related costs (a)	2,398	2,646
Restructuring (b)	213	77
Other (c)	1,395	491
Adjusted EBITDA	$74,248	$68,699

(a)	Reflects costs incurred in connection with acquisitions and other non-recurring transaction costs, primarily fees paid for professional services and employee retention.
(b)	Reflects costs associated with our corporate restructuring initiatives.
(c)	Includes a combination of gain/loss related to sale of fixed assets, software implementation costs, and other individually insignificant items that are non-recurring in nature.

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests (in thousands):

	Three Months Ended		Variance
	March 31, 2022	March 31, 2021	Dollar	Percent
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$42,638	$31,982	$10,656	33.3%
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	28,315	31,657	(3,342)	-10.6%
Adjusted EBITDA attributable to noncontrolling interests	3,295	5,060	(1,765)	-34.9%
Total Adjusted EBITDA	$74,248	$68,699	$5,549	8.1%

The following table sets forth our results of operations for the three months ended March 31, 2022 and March 31, 2021 as a percentage of revenue.

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenues	100%	100%
Direct costs of contracts	77.3%	76.5%
Equity in earnings of unconsolidated joint ventures	0.6%	0.9%
Selling, general and administrative expenses	19.5%	21.4%
Operating income	3.8%	2.9%
Interest income	0.0%	0.0%
Interest expense	-0.4%	-0.5%
Other income, net	0.0%	-0.2%
Total other income (expense)	-0.4%	-0.7%
Income before income tax expense	3.4%	2.2%
Income tax benefit (provision)	-0.9%	-0.6%
Net income including noncontrolling interests	2.5%	1.6%
Net income attributable to noncontrolling interests	-0.3%	-0.6%
Net income attributable to Parsons Corporation	2.2%	1.0%

Revenue

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2022	March 31, 2021	Dollar	Percent
Revenue	$949,069	$874,697	$74,372	8.5%

Revenue increased $74.4 million for the three months ended March 31, 2022 when compared to the corresponding period last year, due to increases in revenue in both our Federal Solutions and Critical Infrastructure segments of $39.6 million and $34.8 million, respectively. See “Segment Results” below for a further discussion.

Direct costs of contracts

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2022	March 31, 2021	Dollar	Percent
Direct costs of contracts	$733,900	$669,082	$64,818	9.7%

Direct cost of contracts increased $64.8 million for the three months ended March 31, 2022 when compared to the corresponding period last year, primarily due to increases of $34.6 million in our Critical Infrastructure segment and $30.2 million in our Federal Solutions segment.  The increases were primarily due to an increase in business volume from recent contract awards and acquisitions.

Equity in earnings of unconsolidated joint ventures

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2022	March 31, 2021	Dollar	Percent
Equity in earnings of unconsolidated joint ventures	$5,598	$7,530	$(1,932)	-25.7%

Equity in earnings of unconsolidated joint ventures decreased $1.9 million for the three months ended March 31, 2022 compared to the corresponding period last year, primarily related to a change order which will delay joint venture profits to future periods, partially offset by new joint ventures.

Selling, general and administrative expenses

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2022	March 31, 2021	Dollar	Percent
Selling, general and administrative expenses	$185,077	$187,522	$(2,445)	-1.3%

The decrease in SG&A of $2.4 million for the three months ended March 31, 2022 when compared to the corresponding period last year was primarily due to a $4.3 million decrease in intangible asset amortization and a $3.1 million decrease in stock-based compensation costs. These decreases were partially offset by a $4.1 million increase from acquisitions and an increase of $0.9 million from other costs.

Total other income (expense)

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2022	March 31, 2021	Dollar	Percent
Interest income	$65	$98	$(33)	-33.7%
Interest expense	(3,938)	(4,541)	603	-13.3%
Other income (expense), net	145	(1,791)	1,936	-108.1%
Total other income (expense)	$(3,728)	$(6,234)	$2,506	-40.2%

Interest income is related to interest earned on cash balances held.  Interest expense is primarily due to debt related to our business acquisitions and Convertible Senior Notes.  The amounts in other income (expense), net are primarily related to transaction gains and losses on foreign currency transactions and sublease income.

Income tax expense

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2022	March 31, 2021	Dollar	Percent
Income tax expense	$8,119	$5,375	$2,744	51.1%

The Company’s effective tax rate was 25.4% and 27.7% and income tax expense was $8.1 million and $5.4 million for the three months ended March 31, 2022 and March 31, 2021, respectively. The most significant items contributing to the change in the effective tax rate relate to a decrease of withholding tax and a change in the jurisdictional mix of earnings. The difference between the statutory U.S. federal income tax rate of 21.0% and the effective tax rate for the quarter ended March 31, 2022 primarily relates to state income taxes and an increased expense for uncertain tax positions, partially offset by benefits related to untaxed income attributable to noncontrolling interests and federal research tax credits.

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests:

	Three Months Ended
(U.S. dollars in thousands)	March 31, 2022	March 31, 2021
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$42,638	$31,982
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	28,315	31,657
Adjusted EBITDA attributable to noncontrolling interests	3,295	5,060
Total Adjusted EBITDA	$74,248	$68,699

Federal Solutions

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2022	March 31, 2021	Dollar	Percent
Revenue	$491,629	$452,069	$39,560	8.8%
Adjusted EBITDA attributable to Parsons Corporation	$42,638	$31,982	$10,656	33.3%

Federal Solutions revenue for the three months ended March 31, 2022 compared to the corresponding period last year increased primarily due to increases from business acquisitions of $20.0 million, and increases in business volume from recent contract awards.

Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the three months ended March 31, 2022 compared to the corresponding period last year increased primarily due to increased business volume from recent contract awards and increases related to acquisitions.

Critical Infrastructure

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2022	March 31, 2021	Dollar	Percent
Revenue	$457,440	$422,628	$34,812	8.2%
Adjusted EBITDA attributable to Parsons Corporation	$28,315	$31,657	$(3,342)	-10.6%

The increase in Critical Infrastructure revenue for the three months ended March 31, 2022 compared to the corresponding periods last year was primarily due to an increase in business volume from recent contract awards and increased hiring activity.

Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation decreased for the three months ended March 31, 2022 primarily due to a decrease in equity in earnings driven by a change order which will delay joint venture profits to future periods, and an increase in selling, general and administrative expenses. These decreases were partially offset by an increase in business volume from recent contract awards and increased hiring activity.

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

As of March 31, 2022, we believe we have adequate liquidity and capital resources to fund our operations, support our debt service and support our ongoing acquisition strategy for at least the next twelve months based on the liquidity from cash provided by our operating activities, cash and cash equivalents on-hand and our borrowing capacity under our Revolving Credit Facility.

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

Accounts receivable is the principal component of our working capital and is generally driven by revenue growth. Accounts receivable reflects amounts billed to our clients as of each balance sheet date and receivable amounts that are currently due but unbilled. The total amount of our accounts receivable can vary significantly over time but is generally sensitive to revenue levels. Net days sales outstanding, which we refer to as Net DSO, is calculated by dividing (i) (accounts receivable plus contract assets) less (contract liabilities plus accounts payable) by (ii) average revenue per day (calculated by dividing trailing twelve months revenue by the number of days in that period). We focus on collecting outstanding receivables to reduce Net DSO and working capital. Net DSO was 76 days at March 31, 2022 and 71 days at March 31, 2021. The increase in Net DSO was primarily due to a decrease in accounts payable at March 31, 2022 compared to March 31, 2021. Our working capital (current assets less current liabilities) was $632.1 million at March 31, 2022 and $601.6 million at December 31, 2021.

Our cash, cash equivalents and restricted cash decreased by $57.1 million to $286.8 million at March 31, 2022 from $343.9 million at December 31, 2021.

The following table summarizes our sources and uses of cash over the periods presented (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Net cash used in operating activities	$(25,714)	$(65,965)
Net cash used in investing activities	(13,430)	(11,045)
Net cash used in financing activities	(18,402)	(11,224)
Effect of exchange rate changes	425	430
Net decrease in cash, cash equivalents and restricted cash	$(57,121)	$(87,804)

Operating Activities

Net cash used in operating activities consists primarily of net income adjusted for noncash items, such as: equity in earnings (loss) of unconsolidated joint ventures, contributions of treasury stock, depreciation and amortization of property and equipment and intangible assets, and provisions for doubtful accounts. The timing between the conversion of our billed and unbilled receivables into cash from our customers and disbursements to our employees and vendors is the primary driver of changes in our working capital. Our operating cash flows are primarily affected by our ability to invoice and collect from our clients in a timely manner, our ability to manage our vendor payments and the overall profitability of our contracts.

Net cash used in operating activities decreased $40.3 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. A primary driver of the change was due to legacy cash-settled long-term incentive plans which paid out their last cycle during the first quarter of 2021. The Company paid $26.4 million related to these plans in the first quarter of 2021 compared to no payments during the first quarter of 2022.  Additionally, the change in net cash from operating activities is attributable to a $23.7 million decrease in cash outflows from our working capital accounts (primarily from accrued expenses, contract liabilities, contract assets and prepaid and other expenses offset by accounts receivable and accounts payable), partially offset by a $1.7 million decrease in net income after adjusting for non-cash items.

Investing Activities

Net cash used in investing activities consists primarily of cash flows associated with capital expenditures, joint ventures and business acquisitions.

Net cash used in investing activities increased $2.4 million for the three months ended March 31, 2022, when compared to the three months ended March 31, 2021, primarily due to no proceeds from sale of investments in unconsolidated joint ventures during the three months ended March 31 ,2022 compared to $14.3 million of proceeds during the three months ended March 31, 2021. This was partially offset by decreased investments in unconsolidated joint ventures of $12.5 million. The Company had no business acquisitions during the three months ended March 31, 2022 and 2021.

Financing Activities

Net cash used in financing activities is primarily associated with proceeds from debt, the repayment thereof, and distributions to noncontrolling interests.

Net cash used in financing activities increased $7.2 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The change in cash flows from financing activities is primarily due to $5.5 million of repurchases of common stock under the stock repurchase program which began in August 2021.

Letters of Credit

We have in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated to $220.6 million as of March 31, 2022. Letters of credit outstanding under the Credit Agreement total $44.5 million.

Recent Accounting Pronouncements

See the information set forth in “Note 3—Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” in the notes to our consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate risks related to the Company’s Revolving Credit Facility. As of March 31, 2022, there were no amounts outstanding under the Revolving Credit Facility.  Borrowings under the new Credit Facility effective June 2021 bear interest at either a eurocurrency rate plus a margin between 1.0% and 1.625%, or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%, both based on the leverage ratio of the Company at the end of each quarter. Prior to June 2021, interest on borrowings under the Credit Facility were at either the base rate (as defined in the Credit Agreement), plus an applicable margin, or LIBOR plus an applicable margin. The applicable margin for base rate loans was a range of 0.125% to 1.00% and the applicable margin for LIBOR loans was a range of 1.125% to 2.00%, both based on the leverage ratio of the Company at the end of each quarter. The rates on March 31, 2022 and December 31, 2021 were 1.70% and 1.36%, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures

Our management carried out, as of March 31, 2022, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2022, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information required by this Item 1 is included in “Note 12 – Contingencies” included in the Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Form 10-Q which is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes from our Risk Factors disclosed in the Company’s Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Form of Fifth Amendment to the Parsons Employee Stock Ownership Plan 2019 Amendment and Restatement.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parsons Corporation

Date: May 4, 2022	By:	/s/ George L. Ball
George L. Ball
Chief Financial Officer
(Principal Financial Officer)