Form 10-Q
period 2022-06-30
PARSONS CORP
filed 2022-08-03
CIK 275880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 27, 2022, the registrant had 103,561,917 shares of common stock, $1.00 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents (including $25,060 and $78,514 Cash of consolidated joint ventures)	$125,982	$342,608
Restricted cash and investments	890	1,275
Accounts receivable, net (including $183,768 and $190,643 Accounts receivable of consolidated joint ventures, net)	733,487	598,311
Contract assets (including $9,867 and $23,498 Contract assets of consolidated joint ventures)	603,359	579,216
Prepaid expenses and other current assets (including $13,357 and $18,783 Prepaid expenses and other current assets of consolidated joint ventures)	119,908	110,941
Total current assets	1,583,626	1,632,351

Property and equipment, net (including $1,504 and $1,721 Property and equipment of consolidated joint ventures, net)	98,491	104,196
Right of use assets, operating leases	167,577	182,672
Goodwill	1,671,668	1,412,690
Investments in and advances to unconsolidated joint ventures	115,478	110,688
Intangible assets, net	285,115	207,821
Deferred tax assets	134,591	134,393
Other noncurrent assets	53,259	46,129
Total assets	$4,109,805	$3,830,940

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable (including $62,848 and $78,558 Accounts payable of consolidated joint ventures)	$194,696	$196,286
Accrued expenses and other current liabilities (including $82,994 and $82,746 Accrued expenses and other current liabilities of consolidated joint ventures)	647,040	599,089
Contract liabilities (including $14,293 and $14,333 Contract liabilities of consolidated joint ventures)	186,295	171,671
Short-term lease liabilities, operating leases	59,814	55,902
Income taxes payable	10,941	7,836
Total current liabilities	1,098,786	1,030,784

Long-term employee incentives	16,177	15,997
Long-term debt	792,982	591,922
Long-term lease liabilities, operating leases	127,487	148,893
Deferred tax liabilities	9,587	11,400
Other long-term liabilities	100,119	94,832
Total liabilities	2,145,138	1,893,828
Contingencies (Note 12)
Shareholders' equity:
Common stock, $1 par value; authorized 1,000,000,000 shares; 146,178,118 and 146,276,880 shares issued; 38,463,147 and 33,331,494 public shares outstanding; 65,097,822 and 70,328,237 ESOP shares outstanding	146,174	146,277
Treasury stock, 42,617,149 shares at cost	(867,391)	(867,391)
Additional paid-in capital	2,676,063	2,684,979
Accumulated deficit	(14,565)	(53,529)
Accumulated other comprehensive loss	(12,100)	(9,568)
Total Parsons Corporation shareholders' equity	1,928,181	1,900,768
Noncontrolling interests	36,486	36,344
Total shareholders' equity	1,964,667	1,937,112
Total liabilities and shareholders' equity	$4,109,805	$3,830,940

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share information)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue	$1,008,721	$879,356	$1,957,790	$1,754,053
Direct cost of contracts	781,772	680,328	1,515,672	1,349,410
Equity in earnings of unconsolidated joint ventures	5,613	9,428	11,211	16,958
Selling, general and administrative expenses	199,932	188,238	385,009	375,760
Operating income	32,630	20,218	68,320	45,841
Interest income	171	152	236	250
Interest expense	(4,525)	(4,910)	(8,463)	(9,451)
Other income (expense), net	236	405	381	(1,386)
Total other income (expense)	(4,118)	(4,353)	(7,846)	(10,587)
Income before income tax expense	28,512	15,865	60,474	35,254
Income tax expense	(5,732)	(3,838)	(13,851)	(9,213)
Net income including noncontrolling interests	22,780	12,027	46,623	26,041
Net income attributable to noncontrolling interests	(4,485)	(5,325)	(7,661)	(10,300)
Net income attributable to Parsons Corporation	$18,295	$6,702	$38,962	$15,741
Earnings per share:
Basic	$0.18	$0.07	$0.38	$0.15
Diluted	$0.17	$0.06	$0.35	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income including noncontrolling interests	$22,780	$12,027	$46,623	$26,041
Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	(5,383)	3,012	(2,509)	7,926
Pension adjustments, net of tax	(47)	19	(25)	38
Comprehensive income including noncontrolling interests, net of tax	17,350	15,058	44,089	34,005
Comprehensive income attributable to noncontrolling interests, net of tax	(4,482)	(5,324)	(7,659)	(10,304)
Comprehensive income attributable to Parsons Corporation, net of tax	$12,868	$9,734	$36,430	$23,701

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net income including noncontrolling interests	$46,623	$26,041
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	61,090	69,308
Amortization of debt issue costs	1,302	1,530
(Gain) loss on disposal of property and equipment	(96)	297
Provision for doubtful accounts	(3)	-
Deferred taxes	(2,149)	(4,217)
Foreign currency transaction gains and losses	1,461	2,395
Equity in earnings of unconsolidated joint ventures	(11,211)	(16,958)
Return on investments in unconsolidated joint ventures	19,434	18,132
Stock-based compensation	8,358	11,361
Contributions of treasury stock	26,544	26,518
Changes in assets and liabilities, net of acquisitions and newly consolidated joint ventures:
Accounts receivable	(109,681)	58,146
Contract assets	(17,866)	8,360
Prepaid expenses and other assets	(3,521)	(11,153)
Accounts payable	(8,079)	(34,372)
Accrued expenses and other current liabilities	(7,314)	(97,541)
Contract liabilities	13,360	(5,957)
Income taxes	3,107	(2,402)
Other long-term liabilities	3,977	(11,025)
Net cash provided by operating activities	25,336	38,463
Cash flows from investing activities:
Capital expenditures	(13,588)	(9,171)
Proceeds from sale of property and equipment	251	384
Payments for acquisitions, net of cash acquired	(379,272)	256
Investments in unconsolidated joint ventures	(11,228)	(26,373)
Return of investments in unconsolidated joint ventures	-	727
Proceeds from sales of investments in unconsolidated joint ventures	-	14,335
Net cash used in investing activities	(403,837)	(19,842)
Cash flows from financing activities:
Proceeds from borrowings under credit agreement	347,100	-
Repayments of borrowings under credit agreement	(147,100)	-
Payments for debt costs and credit agreement	-	(1,826)
Payments for acquired warrants	(11,243)	-
Contributions by noncontrolling interests	2,827	872
Distributions to noncontrolling interests	(10,344)	(21,836)
Repurchases of common stock	(15,548)	-
Taxes paid on vested stock	(5,963)	(2,242)
Proceeds from issuance of common stock	2,724	2,773
Net cash provided by (used in) financing activities	162,453	(22,259)
Effect of exchange rate changes	(963)	1,011
Net decrease in cash, cash equivalents, and restricted cash	(217,011)	(2,627)
Cash, cash equivalents and restricted cash:
Beginning of year	343,883	487,215
End of period	$126,872	$484,588

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended June 30, 2022 and June 30, 2021

(In thousands)

(Unaudited)

				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common	Treasury	Paid-in	(Accumulated	Comprehensive	Parsons	Noncontrolling
	Stock	Stock	Capital	Deficit)	Income (Loss)	Equity	Interests	Total
Balance at March 31, 2022	$146,348	$(867,391)	$2,678,761	$(32,858)	$(6,673)	$1,918,187	$32,438	$1,950,625
Comprehensive income
Net income	-	-	-	18,295	-	18,295	4,485	22,780
Foreign currency translation loss, net	-	-	-	-	(5,380)	(5,380)	(3)	(5,383)
Pension adjustments, net	-	-	-	-	(47)	(47)	-	(47)
Contributions	-	-	-	-	-	-	1,601	1,601
Distributions	-	-	-	-	-	-	(2,035)	(2,035)
Issuance of equity securities, net of retirements	102	-	2,566	(2)	-	2,666	-	2,666
Repurchases of common stock	(276)	-	(9,724)	-	-	(10,000)	-	(10,000)
Stock-based compensation	-	-	4,460	-	-	4,460	-	4,460
Balance at June 30, 2022	$146,174	$(867,391)	$2,676,063	$(14,565)	$(12,100)	$1,928,181	$36,486	$1,964,667

Balance at March 31, 2021	$146,654	$(899,328)	$2,667,130	$(108,720)	$(8,937)	$1,796,799	$43,643	$1,840,442
Comprehensive income
Net income	-	-	-	6,702	-	6,702	5,325	12,027
Foreign currency translation gain, net	-	-	-	-	3,013	3,013	(1)	3,012
Pension adjustments, net	-	-	-	-	19	19	-	19
Contributions	-	-	-	-	-	-	865	865
Distributions	-	-	-	-	-	-	(12,847)	(12,847)
Issuance of equity securities, net of retirements	98	-	2,680	(1)	-	2,777	-	2,777
Stock-based compensation	-	-	4,155	-	-	4,155	-	4,155
Balance at June 30, 2021	$146,752	$(899,328)	$2,673,965	$(102,019)	$(5,905)	$1,813,465	$36,985	$1,850,450

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Six Months Ended June 30, 2022 and June 30, 2021

(In thousands)

(Unaudited)

				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common	Treasury	Paid-in	(Accumulated	Comprehensive	Parsons	Noncontrolling
	Stock	Stock	Capital	Deficit)	Income (Loss)	Equity	Interests	Total
Balance at December 31, 2021	$146,277	$(867,391)	$2,684,979	$(53,529)	$(9,568)	$1,900,768	$36,344	$1,937,112
Comprehensive income
Net income	-	-	-	38,962	-	38,962	7,661	46,623
Foreign currency translation gain, net	-	-	-	-	(2,507)	(2,507)	(2)	(2,509)
Pension adjustments, net	-	-	-	-	(25)	(25)	-	(25)
Contributions	-	-	-	-	-	-	2,827	2,827
Distributions	-	-	-	-	-	-	(10,344)	(10,344)
Issuance of equity securities, net of retirement	324	-	(2,153)	2	-	(1,827)	-	(1,827)
Repurchases of common stock	(427)	-	(15,121)	-	-	(15,548)		(15,548)
Stock-based compensation	-	-	8,358	-	-	8,358	-	8,358
Balance at June 30, 2022	$146,174	$(867,391)	$2,676,063	$(14,565)	$(12,100)	$1,928,181	$36,486	$1,964,667

Balance at December 31, 2020	$146,609	$(899,328)	$2,700,925	$(120,569)	$(13,865)	$1,813,772	$47,645	$1,861,417
Comprehensive income
Net income	-	-	-	15,741	-	15,741	10,300	26,041
Foreign currency translation (loss), net	-	-	-	-	7,922	7,922	4	7,926
Pension adjustments, net	-	-	-	-	38	38	-	38
Adoption of ASU 2020-06			(40,002)	2,782		(37,220)		(37,220)
Contributions	-	-	-	-	-	-	872	872
Distributions	-	-	-	-	-	-	(21,836)	(21,836)
Issuance of equity securities, net of retirement	143	-	1,681	27	-	1,851	-	1,851
Stock-based compensation	-	-	11,361	-	-	11,361	-	11,361
Balance at June 30, 2021	$146,752	$(899,328)	$2,673,965	$(102,019)	$(5,905)	$1,813,465	$36,985	$1,850,450

Parsons Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

1.	Description of Operations

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

Xator Corporation

On May 31, 2022, the Company acquired a 100% ownership interest in Xator Corporation (“Xator”), a privately-owned company, for $388.3 million in cash. The Company borrowed $300 million under the Credit Agreement, as described in “Note 10 – Debt and Credit Facilities”, to partially fund the acquisition. Xator expands Parsons’ customer base and brings differentiated technical capabilities in critical infrastructure protection, counter-unmanned aircraft systems (cUAS), intelligence and cyber solutions, biometrics, and global threat assessment and operations.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on the preliminary purchase price allocation as of the date of acquisition (in thousands):

Amount
Cash and cash equivalents	$9,025
Accounts receivable	28,199
Contract assets	8,217
Prepaid expenses and other current assets	3,614
Property and equipment	1,699
Right of use assets, operating leases	3,575
Goodwill	260,760
Investments in and advances to unconsolidated joint ventures	698
Intangible assets	116,100
Other noncurrent assets	9,156
Accounts payable	(6,626)
Accrued expenses and other current liabilities	(31,309)
Contract liabilities	(2,080)
Short-term lease liabilities, operating leases	(1,979)
Long-term lease liabilities, operating leases	(1,596)
Other long-term liabilities	(9,156)
Net assets acquired	$388,297

Of the total purchase price, the following values were preliminarily assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships	$59,200	14
Backlog	48,300	3
Developed technologies	4,300	4
Non-compete agreements	2,200	3
Other	2,100	2

Amortization expense of $1.6 million related to these intangible assets was recorded for the three and six months ended June 30, 2022. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill in its entirety is deductible for tax purposes.

The amount of revenue generated by Xator and included within consolidated revenues is $20.8 million for the three and six months ended June 30, 2022.  The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

The company is still in the process of finalizing its valuation of the net assets acquired.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the Xator acquisition had been consummated as of the beginning of fiscal year 2021 (in thousands) is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Pro forma Revenue	$1,048,894	$960,253	$2,064,966	$1,893,503
Pro forma Net Income including noncontrolling interests	30,199	16,376	$56,106	$20,071

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

Amortization expense of $3.5 million and $7.1 million related to these intangible assets was recorded for the three and six months ended June 30, 2022, respectively. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill of $10.6 million is deductible for tax purposes.

The amount of revenue generated by BlackHorse and included within consolidated revenues is $25.2 million and $43.6 million for the three and six months ended June 30, 2022, respectively.  The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the BlackHorse acquisition had been consummated as of the beginning of fiscal year 2020 (in thousands) is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Pro forma Revenue	$1,008,721	$899,659	$1,957,790	$1,791,061
Pro forma Net Income including noncontrolling interests	24,651	12,116	50,533	$25,624

Echo Ridge LLC

On July 30, 2021, the Company acquired a 100% ownership interest in Echo Ridge LLC (“Echo Ridge”), a privately-owned company, for $9.0 million in cash. Echo Ridge adds position, navigation, and timing devices; modeling, simulation, test, and measurement tools; and deployable software defined radio products and signal processing services to Parsons’ space portfolio. The acquisition was entirely funded by cash on-hand. The Company allocated the purchase price to the appropriate classes of tangible assets and liabilities and assigned the excess of $7.2 million to goodwill. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill in its entirety is deductible for tax purposes. The amount of revenue generated by Echo Ridge and included within consolidated revenues for the three and six months ended June 30, 2022 is $1.6 million and $3.2 million, respectively.

5.	Contracts with Customers

Disaggregation of Revenue

The Company’s contracts contain both fixed-price and cost reimbursable components. Contract types are based on the component that represents the majority of the contract. The following table presents revenue disaggregated by contract type (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Fixed-Price	$279,408	$233,231	$519,982	$463,173
Time-and-Materials	271,330	253,365	534,645	493,030
Cost-Plus	457,983	392,760	903,163	797,850
Total	$1,008,721	$879,356	$1,957,790	$1,754,053

See “Note 18 – Segments Information” for the Company’s revenues by business lines.

Contract Assets and Contract Liabilities

Contract assets and contract liabilities balances at June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022	December 31, 2021	$ change	% change
Contract assets	$603,359	$579,216	$24,143	4.2%
Contract liabilities	186,295	171,671	14,624	8.5%
Net contract assets (liabilities) (1)	$417,064	$407,545	$9,519	2.3%

(1)

Total contract retentions included in net contract assets (liabilities) were $77.6 million as of June 30, 2022, of which $43.8 million are not expected to be paid in the next 12 months. Total contract retentions included in net contract assets (liabilities) were $91.7 million as of December 31, 2021. Contract assets at June 30, 2022 and December 31, 2021 include $104.9 million and $98.6 million, respectively, related to unapproved change orders, claims, and requests for equitable adjustment. For the three and six months ended June 30, 2022 and June 30, 2021, there were no material losses recognized related to the collectability of claims, unapproved change orders, and requests for equitable adjustment.

During the three months ended June 30, 2022 and June 30, 2021, the Company recognized revenue of $18.6 million and $23.5 million, respectively, and $81.7 million and $92.6 million during the sixth months ended June 30, 2022 and June 30, 2021, respectively, that was included in the corresponding contract liability balances at December 31, 2021 and December 31, 2020, respectively. Certain changes in contract assets and contract liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Acquired contract assets	$8,217	$5,979
Acquired contract liabilities	2,080	320

  There was no significant impairment of contract assets recognized during the six months ended June 30, 2022 and June 30, 2021.

 Revisions in estimates, such as changes in estimated claims or incentives, related to performance obligations partially satisfied in previous periods that individually had an impact of $5 million or more on revenue resulted in the following changes in revenue:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue impact, net	$-	$(20,827)	$-	$(20,827)

Accounts Receivable, net

Accounts receivable, net consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	2022	2021
Billed	$502,704	$434,776
Unbilled	234,735	167,490
Total accounts receivable, gross	737,439	602,266
Allowance for doubtful accounts	(3,952)	(3,955)
Total accounts receivable, net	$733,487	$598,311

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

Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations (“RUPO”) as of June 30, 2022 represent a measure of the total dollar value of work to be performed on contracts awarded and in-progress. The Company had $5.8 billion in RUPO as of June 30, 2022.

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

The Company expects to satisfy its RUPO as of June 30, 2022 over the following periods (in thousands):

Period RUPO Will Be Satisfied	Within One Year	Within One to Two Years	Thereafter
Federal Solutions	$1,565,188	$673,129	$232,163
Critical Infrastructure	1,586,015	834,960	894,141
Total	$3,151,203	$1,508,089	$1,126,304

6.	Leases

  The Company has operating and finance leases for corporate and project office spaces, vehicles, heavy machinery and office equipment. Our leases have remaining lease terms of one year to 8 years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases after the third year.

The components of lease costs for the three and six months ended June 30, 2022 and June 30, 2021 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease cost	$16,574	$16,050	$32,750	$32,377
Short-term lease cost	3,610	2,264	7,090	4,330
Amortization of right-of-use assets	602	543	1,150	1,017
Interest on lease liabilities	22	28	43	57
Sublease income	(968)	(793)	(2,003)	(1,569)
Total lease cost	$19,840	$18,092	$39,030	$36,212

Supplemental cash flow information related to leases for the three months ended June 30, 2022 and June 30, 2021 is as follows (in thousands):

	Six Months Ended
	June 30, 2022	June 30, 2021
Operating cash flows for operating leases	$34,727	$33,035
Operating cash flows for finance leases	43	58
Financing cash flows from finance leases	1,054	1,020
Right-of-use assets obtained in exchange for new operating lease liabilities	10,583	8,328
Right-of-use assets obtained in exchange for new finance lease liabilities	$631	$831

Supplemental balance sheet and other information related to leases as of June 30, 2022 and December 31, 2021 are as follows (in thousands):

	June 30, 2022	December 31, 2021
Operating Leases:
Right-of-use assets	$167,577	$182,672
Lease liabilities:
Current	$59,814	$55,902
Long-term	127,487	148,893
Total operating lease liabilities	$187,301	$204,795
Finance Leases:
Other noncurrent assets	$3,874	$4,389
Accrued expenses and other current liabilities	$1,728	$1,822
Other long-term liabilities	$2,097	$2,422

Weighted Average Remaining Lease Term:
Operating leases	3.9 Years	4.3 years
Finance leases	2.6 Years	2.9 years
Weighted Average Discount Rate:
Operating leases	3.3%	3.5%
Finance leases	2.2%	2.1%

As of June 30, 2022, the Company has no operating leases that have not yet commenced.

A maturity analysis of the future undiscounted cash flows associated with the Company’s operating and finance lease liabilities as of June 30, 2022 is as follows (in thousands):

	Operating Leases	Finance Leases
2022 (remaining)	$34,755	$1,011
2023	56,726	1,424
2024	42,573	934
2025	32,045	546
2026	18,602	32
Thereafter	15,017	-
Total lease payments	199,718	3,947
Less: imputed interest	(12,417)	(122)
Total present value of lease liabilities	$187,301	$3,825

7.	Goodwill

The following table summarizes the changes in the carrying value of goodwill by reporting segment from December 31, 2021 to June 30, 2022 (in thousands):

	December 31, 2021	Acquisitions	Foreign Exchange	June 30, 2022
Federal Solutions	$1,339,117	$260,015	$-	$1,599,132
Critical Infrastructure	73,573	-	(1,037)	72,536
Total	$1,412,690	$260,015	$(1,037)	$1,671,668

The Company performed a qualitative triggering analysis and determined there was no triggering event indicating a potential impairment to the carrying value of its goodwill at June 30, 2022 and, therefore, concluded there has not been an impairment.
8.	Intangible Assets

The gross amount and accumulated amortization of intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets are as follows (in thousands except for years):

	June 30, 2022			December 31, 2021			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (in years)
Backlog	$218,755	$(137,766)	$80,989	$169,455	$(126,637)	$42,818	3
Customer relationships	361,029	(174,883)	186,146	301,829	(158,405)	143,424	9
Leases	670	(627)	43	670	(618)	52	5
Developed technology	118,239	(108,209)	10,030	113,939	(96,765)	17,174	4
Trade name	9,200	(8,700)	500	9,200	(8,444)	756	1
Non-compete agreements	7,400	(3,981)	3,419	5,250	(3,523)	1,727	3
In process research and development	1,800	-	1,800	1,800	-	1,800	n/a
Other intangibles	2,395	(207)	2,188	275	(205)	70	10
Total intangible assets	$719,488	$(434,373)	$285,115	$602,418	$(394,597)	$207,821

The aggregate amortization expense of intangible assets for the three months ended June 30, 2022 and June 30, 2021 was $19.7 million and $24.5 million, respectively, and $39.8 million and $49.0 million for the six months ended June 30, 2022 and June 30, 2021, respectively.

Estimated amortization expense for the remainder of the current fiscal year and in each of the next four years and beyond is as follows (in thousands):

June 30, 2022
2022	$39,630
2023	73,318
2024	41,460
2025	26,297
2026	14,943
Thereafter	87,667
Total	$283,315

9.	Property and Equipment, Net

Property and equipment consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021	Useful life (years)
Buildings and leasehold improvements	$102,771	$99,543	1-15
Furniture and equipment	87,890	86,862	3-10
Computer systems and equipment	162,516	157,633	3-10
Construction equipment	6,203	6,806	5-7
Construction in progress	12,947	12,970
	372,327	363,814
Accumulated depreciation	(273,836)	(259,618)
Property and equipment, net	$98,491	$104,196

Depreciation expense for the three months ended June 30, 2022 and June 30, 2021 was $9.9 million and $9.5 million, respectively, and $19.6 million and $19.2 million for the six months ended June 30, 2022 and June 30, 2021, respectively.

10.	Debt and Credit Facilities

Debt consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Long-Term:
Revolving credit facility	$200,000	$-
Senior notes	200,000	200,000
Convertible senior notes	400,000	400,000
Debt issuance costs	(7,018)	(8,078)
Total long-term	792,982	591,922
Total Debt	$792,982	$591,922

Revolving Credit Facility

In June 2021, the Company entered into a $650 million unsecured revolving credit facility (the “Credit Agreement”). The Company incurred $1.9 million of costs in connection with this Credit Agreement. The 2021 Credit Agreement replaced an existing Fifth Amended and Restated Credit Agreement dated as of November 15, 2017. Under the new agreement, the Company’s revolving credit facility was increased from $550 million to $650 million. The credit facility has a five-year maturity, which may be extended up to two times for periods determined by the Company and the applicable extending lenders, and permits the Company to borrow in U.S. dollars, certain specified foreign currencies, and each other currency that may be approved in accordance with the 2021 Facility. The borrowings under the Credit Agreement bear interest at either a eurocurrency rate plus a margin between 1.0% and 1.625% or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%. The rates on June 30, 2022 and December 31, 2021 were 3.22% and 1.36%, respectively. Borrowings under this Credit Agreement are guaranteed by certain Company operating subsidiaries. Letters of credit commitments outstanding under this agreement aggregated to $44.5 million and $44.3 million at June 30, 2022 and December 31, 2021, respectively, which reduced borrowing limits available to the Company. Interest expense related to the Credit Agreement was $0.8 million and $0.3 million for the three months ended June 30, 2022 and June 30, 2021, respectively and was $0.9 million and $0.5 million for six months ended June 30, 2022 and June 30, 2021, respectively. The Company borrowed $300.0 million to partially fund the acquisition of Xator on May 31, 2022. There was $200.0 million outstanding under the Credit Agreement on June 30, 2022.

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

The Company incurred $1.1 million of debt issuance costs in connection with the private placement. On August 10, 2018, the Company finalized an amended and restated intercreditor agreement related to this private placement to more closely align certain covenants and definitions with the terms under the 2017 amended and restated Credit Agreement and incurred $0.5 million of additional issuance costs. These costs are presented as a direct deduction from the debt on the face of the consolidated balance sheets.  Interest expense related to the Senior Notes for the three months ended June 30, 2022 and June 30, 2021 was $2.6 million and $3.2 million, respectively, and was $5.2 million and $6.3 million for the six months ended June 30, 2022 and June 30, 2021, respectively.  The amortization of debt issuance costs and interest expense is recorded in “Interest expense” on the consolidated statements of income. The Company paid the $50 million Series A tranche of the Senior Note as scheduled in July 2021. The Company made interest payments of $5.1 million for both the three and six months ended June 30, 2022, and $6.2 million for both the three and six months ended June 30, 2021.  Interest payable of $4.7 million and $4.7 million is recorded in “Accrued expenses and other current liabilities” on the consolidated balance sheets at June 30, 2022 and December 31, 2021, respectively, related to the Senior Notes.

Using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, and risk profile, the Company estimated that the fair value (Level 2) of its Senior Notes at June 30, 2022 approximates $211.3 million. See “Note 16 – Fair Value of Financial Instruments” for the definition of Level 2 of the fair value hierarchy.

The Credit Agreement and private placement includes various covenants, including restrictions on indebtedness, liens, acquisitions, investments or dispositions, payment of dividends and maintenance of certain financial ratios and conditions. The Company was in compliance with these covenants at June 30, 2022 and December 31, 2021.

The Company also has in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated $229.6 million and $223.0 million at June 30, 2022 and December 31, 2021, respectively.

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

Under existing GAAP at the time of issuance during 2020, convertible debt instruments that may be settled in cash on conversion were required to be separated into liability and equity components in a manner that reflects the issuer’s non-convertible debt borrowing rate. The carrying amount of the liability component was based on the fair value of a similar instrument that did not contain an equity conversion option. The carrying amount allocated to the equity component, which is recognized as a debt discount, represented the difference between the proceeds from the issuance of the notes and the fair value of the liability component of the notes. Based on this debt to equity ratio, debt issuance costs were then allocated to the liability and equity components in a similar manner. Accordingly, at issuance the Company allocated $336.1 million to the debt liability and $53.6 million to additional paid-in capital. The difference between the principal amount of the Convertible Senior Notes and the liability component, inclusive of issuance costs, represented the debt discount, which the Company amortized to interest expense over the term of the Convertible Senior Notes using an effective interest rate of 3.25%. During the year ended December 31, 2020, the Company recognized interest expense of $4.4 million. As of December 31, 2020, the net carrying value of the Notes was $340.6 million.

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

The Company recognized interest expense of $0.7 million and $0.7 million for the three months ended June 30, 2022 and June 30, 2021, respectively, and $1.5 million and $1.5 million for the six months ended June 30, 2022 and June 30, 2021, respectively.  As of June 30, 2022 and December 31, 2021, the carrying value of the Notes was $400.0 million.

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

The Company’s effective tax rate was 20.1% and 24.2% for the three months ended June 30, 2022 and 2021, respectively. The change in the effective tax rate was due primarily to a decrease in withholding tax, a change in the jurisdictional mix of earnings, and a settlement of an uncertain tax position.  The Company’s effective tax rate for the six months ended June 30, 2022 and 2021 was 23.0% and 26.1%, respectively. The change in effective tax rate was due primarily to a decrease in withholding tax, a change in jurisdictional mix of earnings, and a settlement of an uncertain tax position. The difference between the effective tax rate and the statutory U.S. Federal income tax rate of 21.0% for the three and six months ended June 30, 2022 primarily relates to state income taxes, partially offset by benefits related to untaxed income attributable to noncontrolling interests, earnings in lower tax jurisdictions, and federal research tax credits.

As of June 30, 2022, the Company’s deferred tax assets were subject to a valuation allowance of $27.7 million primarily related to foreign net operating loss carryforwards, foreign tax credit carryforwards, and capital losses that the Company has determined are not more-likely-than-not to be realized. The factors used to assess the likelihood of realization include:  the past performance of the entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.

As of June 30, 2022 and December 31, 2021, the liability for income taxes associated with unrecognized tax benefits was $22.6 million and $21.2 million, respectively.  It is reasonably possible that the Company may realize a decrease in our unrecognized tax benefits of approximately $0.3 million during the next 12 months as a result of concluding various tax audits and closing tax years.

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

The Company’s principal retirement benefit plan is the Parsons Employee Stock Ownership Plan (“ESOP”), a stock bonus plan, established in 1975 to cover eligible employees of the Company and certain affiliated companies. Contributions of treasury stock to the ESOP are made annually in amounts determined by the Company’s board of directors and are held in trust for the sole benefit of the participants. Shares allocated to a participant’s account are fully vested after three years of credited service, or in the event(s) of reaching age 65, death or disability while an active employee of the Company. As of June 30, 2022 and December 31, 2021, total shares of the Company’s common stock outstanding were 103,560,969 and 103,659,731, respectively, of which 65,097,822 and 70,328,237, respectively, were held by the ESOP.

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

Total ESOP contribution expense was $13.5 million and $13.4 million for the three months ended June 30, 2022 and June 30, 2021, respectively, and $26.5 million for the six months ended June 30, 2022 and June 30, 2021.  The expense is recorded in “Direct costs of contracts” and “Selling, general and administrative expense” in the consolidated statements of income. The fiscal 2022 ESOP contribution has not yet been made.  The amount is currently included in accrued liabilities.
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

Letters of credit outstanding described in “Note 10 – Debt and Credit Facilities” that relate to project ventures are $83.0 million and $73.2 million at June 30, 2022 and December 31, 2021, respectively.

In the table below, aggregated financial information relating to the Company’s joint ventures is provided because their nature, risk and reward characteristics are similar. None of the Company’s current joint ventures that meet the characteristics of a VIE are individually significant to the consolidated financial statements.

Consolidated Joint Ventures

The following represents financial information for consolidated joint ventures included in the consolidated financial statements (in thousands):

	June 30, 2022	December 31, 2021
Current assets	$232,052	$246,342
Noncurrent assets	5,996	2,180
Total assets	238,048	248,522
Current liabilities	163,961	175,637
Total liabilities	163,961	175,637
Total joint venture equity	$74,087	$72,885

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue	$108,089	$98,245	$203,623	$194,869
Costs	98,761	87,097	187,603	173,403
Net income	$9,328	$11,148	$16,020	$21,466
Net income attributable to noncontrolling interests	$4,485	$5,325	$7,661	$10,300

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

The following represents the financial information of the Company’s unconsolidated joint ventures as presented in their unaudited financial statements (in thousands):

	June 30, 2022	December 31, 2021
Current assets	$1,670,402	$1,620,735
Noncurrent assets	523,440	531,261
Total assets	2,193,842	2,151,996
Current liabilities	1,283,227	1,088,985
Noncurrent liabilities	496,487	669,911
Total liabilities	1,779,714	1,758,896
Total joint venture equity	$414,128	$393,100
Investments in and advances to unconsolidated joint ventures	$115,478	$110,688

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue	$594,959	$736,284	$979,540	$972,801
Costs	564,239	696,198	937,525	907,045
Net income	$30,720	$40,086	$42,015	$65,756
Equity in earnings of unconsolidated joint ventures	$5,613	$9,428	$11,211	$16,958

The Company received net distributions from its unconsolidated joint ventures for the three months ended June 30, 2022 and June 30, 2021 of $5.4 million and $1.5 million, respectively, and $8.2 million and $6.8 million for the six months ended June 30, 2022 and June 30, 2021, respectively.

15.	Related Party Transactions

The Company often provides services to unconsolidated joint ventures and revenues include amounts related to recovering costs for these services. Revenues related to services the Company provided to unconsolidated joint ventures for the three months ended June 30, 2022 and June 30, 2021 were $51.8 million and $50.9 million, respectively, and $99.1 million and $104.6 million for the six months ended June 30, 2022 and June 30, 2021, respectively.  For the three months ended June 30, 2022 and June 30, 2021, the Company incurred $37.2 million and $38.2 million, respectively, and for the six months ended June 30, 2022 and June 30, 2021 incurred $71.0 million and $79.6 million, respectively, of reimbursable costs. The revenue and reimbursable cost prior period amounts have been updated to reflect all joint ventures for the comparable period. Amounts included in the consolidated balance sheets related to services the Company provided to unconsolidated joint ventures are as follows (in thousands):

	June 30, 2022	December 31, 2021
Accounts receivable	$35,277	$30,246
Contract assets	21,395	16,069
Contract liabilities	13,335	10,605

16.	Fair Value of Financial Instruments

The authoritative guidance on fair value measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). At June 30, 2022 and December 31, 2021, the Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable, debt and other liabilities. The fair values of these financial instruments approximate their carrying values due to their short-term maturities.

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

The following tables reconcile the denominator and numerator used to compute basic earnings per share (“EPS”) to the denominator and numerator used to compute diluted EPS for the three and six months ended June 30, 2022 and June 30, 2021.  Basic EPS is computed using the weighted average number of shares outstanding during the period and income available to shareholders. Diluted EPS is computed similar to basic EPS, except the income available to shareholders is adjusted to add back interest expense, after tax, related to the Convertible Senior Note, and the weighted average number of shares outstanding is adjusted to reflect the dilutive effects of stock-based awards and shares underlying the Convertible Senior Note.

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

Dilutive potential common shares include, when circumstances require, shares the Company could be obligated to issue from its Convertible Senior Notes and warrants (see Note 10 for further discussion) and stock-based awards. Shares to be provided to the Company from its bond hedge purchased concurrently with the issuance of Convertible Senior Notes are anti-dilutive and are not included in its diluted shares. Anti-dilutive stock-based awards excluded from the calculation of earnings per share for the three months ended June 30, 2022 and June 30, 2021 were 11,502 and 9,271, respectively, and for the six months ended June 30, 2022 and June 30, 2021 were 8,019 and 1,644, respectively.

The weighted average number of shares used to compute basic and diluted EPS were:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Basic weighted average number of shares outstanding	103,675,373	102,509,245	103,722,004	102,456,219
Stock-based awards	658,198	744,322	729,223	636,162
Convertible senior notes	8,916,530	8,916,530	8,916,530	8,916,530
Diluted weighted average number of shares outstanding	113,250,101	112,170,097	113,367,757	112,008,911

The net income available to shareholders to compute basic and diluted EPS were (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income attributable to Parsons Corporation	18,295	6,702	38,962	15,741
Convertible senior notes if-converted method interest adjustment	542	531	1,082	1,059
Diluted net income attributable to Parsons Corporation	18,837	7,233	40,044	16,800

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

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Total shares repurchased	275,652	427,088
Total shares retired	275,652	427,088
Average price paid per share	$36.28	$36.40

As of June 30, 2022, the Company has $62.8 million remaining under the stock repurchase program.
18.	Segment Information

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

The following table summarizes business segment revenue for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Federal Solutions revenue	$537,556	$442,675	$1,029,185	$894,744
Critical Infrastructure revenue	471,165	436,681	928,605	859,309
Total revenue	$1,008,721	$879,356	$1,957,790	$1,754,053

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

	Three Months Ended		Six Months Ended
Adjusted EBITDA attributable to Parsons Corporation	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Federal Solutions	$47,645	$32,500	$90,283	$64,482
Critical Infrastructure	25,160	27,817	53,475	59,474
Adjusted EBITDA attributable to Parsons Corporation	72,805	60,317	143,758	123,956
Adjusted EBITDA attributable to noncontrolling interests	4,609	5,410	7,904	10,470
Depreciation and amortization	(30,581)	(34,635)	(61,090)	(69,308)
Interest expense, net	(4,354)	(4,758)	(8,227)	(9,201)
Income tax expense	(5,732)	(3,838)	(13,851)	(9,213)
Equity-based compensation expense	(4,791)	(4,921)	(8,689)	(11,901)
Transaction-related costs (a)	(9,525)	(4,086)	(11,923)	(6,732)
Restructuring expense (b)	-	(73)	(213)	(150)
Other (c)	349	(1,389)	(1,046)	(1,880)
Net income including noncontrolling interests	22,780	12,027	46,623	26,041
Net income attributable to noncontrolling interests	4,485	5,325	7,661	10,300
Net income attributable to Parsons Corporation	$18,295	$6,702	$38,962	$15,741

(a)	Reflects costs incurred in connection with acquisitions and other non-recurring transaction costs, primarily fees paid for professional services and employee retention.
(b)	Reflects costs associated with corporate restructuring initiatives.
(c)	Includes a combination of gain/loss related to sale of fixed assets, software implementation costs, and other individually insignificant items that are non-recurring in nature.

Asset information by segment is not a key measure of performance used by the CODM.

The following tables present revenues and property and equipment, net by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue
North America	$841,091	$725,047	$1,626,799	$1,441,393
Middle East	161,335	147,675	319,398	301,318
Rest of World	6,295	6,634	11,593	11,342
Total Revenue	$1,008,721	$879,356	$1,957,790	$1,754,053

The geographic location of revenue is determined by the location of the customer.

	June 30, 2022	December 31, 2021
Property and Equipment, Net
North America	$95,446	$100,674
Middle East	3,045	3,522
Total Property and Equipment, Net	$98,491	$104,196

North America includes revenue in the United States for the three months ended June 30, 2022 and June 30, 2021 of $767.8 million and $656.2 million, respectively, and for the six months ended June 30, 2022 and June 30, 2021 of $1.5 billion and $1.3 billion, respectively.  North America property and equipment, net includes $88.0 million and $95.0 million of property and equipment, net in the United States at June 30, 2022 and December 31, 2021, respectively.

The following table presents revenues by business units (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue
Defense and Intelligence	$350,298	$297,447	$685,825	$596,964
Engineered Systems	187,258	145,228	343,360	297,780
Federal Solutions revenues	537,556	442,675	1,029,185	894,744
Mobility Solutions	300,382	295,825	595,168	577,421
Connected Communities	170,783	140,856	333,437	281,888
Critical Infrastructure revenues	471,165	436,681	928,605	859,309
Total Revenue	$1,008,721	$879,356	$1,957,790	$1,754,053

Effective July 1, 2021, the Company made changes to its Federal Solutions business units by consolidating Space & Geospatial Solutions, Cyber & Intelligence, and Missile Defense & C5ISR into a new Defense and Intelligence business unit. Effective January 1, 2022, the Company made changes to its Critical Infrastructure business units by transferring a portion of legacy Mobility Solutions to the Connected Communities business unit. Effective June 1, 2022, the Company made changes to its Federal Solutions business units by transferring a portion of legacy Defense and Intelligence business unit to the Engineered Systems business unit. The prior year information in the table above has been reclassified to conform to the business line changes.

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

SEGMENTS

Critical Infrastructure
Lead smart, sustainable infrastructure deployment

Federal Solutions
Deliver information dominance across all domains

FINANCIAL SNAPSHOT

$3.9B
Total Revenue
Trailing 12-Months (Q2 2022)

Federal Solutions
52%
Critical Infrastructure
48%

$3.8B
Contract Awards
Trailing 12-Months (Q2 2022)

Federal Solutions
44%
Critical Infrastructure
56%

KEY FACTS AND FIGURES

77
Years Of History

~ 16K
Employees

$192M
Cash Flow From Operations
Trailing 12-Months (Q2 2022)

$8.2B
Backlog As Of
6/30/2022

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

Key Metrics

We manage and assess the performance of our business by evaluating a variety of metrics. The following table sets forth selected key metrics (in thousands, except Book-to-Bill):

	June 30, 2022	June 30, 2021
Awards (year to date)	$1,908,767	$2,692,557
Backlog (1)	$8,227,636	$8,412,208
Book-to-Bill (year to date)	1.0	1.5

(1)

Difference between our backlog of $8.2 billion and our remaining unsatisfied performance obligations, or RUPO, of $5.8 billion, each as of June 30, 2022, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

Awards

Awards generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Contract awards include both new and re-compete contracts and task orders. Given that new contract awards generate growth, we closely track our new awards each year.

The following table summarizes the year to-date value of new awards for the periods presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Federal Solutions	$392,554	$1,218,413	$849,442	$1,643,034
Critical Infrastructure	599,057	463,170	1,059,325	1,049,523
Total Awards	$991,611	$1,681,583	$1,908,767	$2,692,557

The change in new awards from year to year is primarily due to ordinary course fluctuations in our business.  The volume of contract awards can fluctuate in any given period due to win rate and the timing and size of the awards issued by our customers.  The change in new awards in our Federal Solutions segment for the three and six months ended June 30, 2022 when compared to the corresponding periods last year was primarily due to a significant contract awarded in the second quarter of 2021.  The awards in Critical Infrastructure for the three and six months ended June 30, 2022 were higher primarily due to a large contract value increase in the second quarter of 2022, partially offset on a year to date basis by several large contracts awarded in the first quarter of 2021.

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

The following table summarizes the value of our backlog at the respective dates presented below: (in thousands):

	June 30, 2022	June 30, 2021
Federal Solutions:
Funded	$1,329,695	$1,126,408
Unfunded	3,756,452	4,362,700
Total Federal Solutions	5,086,147	5,489,108
Critical Infrastructure:
Funded	3,080,338	2,850,211
Unfunded	61,151	72,889
Total Critical Infrastructure	3,141,489	2,923,100
Total Backlog (1)	$8,227,636	$8,412,208

(1)

Difference between our backlog of $8.2 billion and our RUPO of $5.8 billion, each as of June 30, 2022, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

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

We expect to recognize $3.2 billion of our funded backlog at June 30, 2022 as revenues in the following twelve months. However, our U.S. federal government customers may cancel their contracts with us at any time through a termination for convenience or may elect to not exercise option periods under such contracts. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed. See “Risk Factors—Risk Relating to Our Business—We may not realize the full value of our backlog, which may result in lower than expected revenue” in the Company’s Form 10-K for the year ended December 31, 2021.

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

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Federal Solutions	0.7	2.8	0.8	1.8
Critical Infrastructure	1.3	1.1	1.1	1.2
Overall	1.0	1.9	1.0	1.5

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

Acquired Operations

Xator Corporation

On May 31, 2022, we acquired Xator for $388.3 million in cash.  We borrowed $300 million under the Credit Agreement, as described in “Note 10 – Debt and Credit Facilities”, to partially fund the acquisition.  Xator expands Parsons’ customer base and brings differentiated technical capabilities in critical infrastructure protection, counter-unmanned aircraft systems (cUAS), intelligence and cyber solutions, biometrics, and global threat assessment and operations. The acquisition was funded by cash on-hand and borrowings under our revolving line of credit.  The financial results of Xator have been included in our consolidated results of operations from May 31, 2022 onward.

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

The table below presents the percentage of total revenue for each type of contract.

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Fixed-price	27.7%	26.5%	26.6%	26.4%
Time-and-materials	26.9%	28.8%	27.3%	28.1%
Cost-plus	45.4%	44.7%	46.1%	45.5%

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

Joint Ventures

We conduct a portion of our business through joint ventures or similar partnership arrangements. For the joint ventures we control, we consolidate all the revenues and expenses in our consolidated statements of income (including revenues and expenses attributable to noncontrolling interests). For the joint ventures we do not control, we recognize equity in earnings (loss) of unconsolidated joint ventures. Our revenues included amounts related to services we provided to our unconsolidated joint ventures for the three months ended June 30, 2022 and June 30, 2021 of $51.8 million and $50.9 million, respectively, and for the six months ended June 30, 2022 and June 30, 2021 of $99.1 million and $104.6 million, respectively.

Operating costs and expenses

Operating costs and expenses primarily include direct costs of contracts and selling, general and administrative expenses. Costs associated with compensation-related expenses for our people and facilities, which includes ESOP contribution expenses, are the most significant component of our operating expenses. Total ESOP contribution expense for the three months ended June 30, 2022 and June 30, 2021 was $13.5 million and $13.4 million, respectively, and for both the six months ended June 30, 2022 and June 30, 2021 was $26.5 million, and is recorded in “Direct cost of contracts” and “Selling, general and administrative expenses.”

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

Adjusted EBITDA

The following table sets forth Adjusted EBITDA, Net Income Margin, and Adjusted EBITDA Margin for the three and six months ended June 30, 2022 and June 30, 2021.

	Three Months Ended		Six Months Ended
(U.S. dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Adjusted EBITDA (1)	$77,414	$65,727	$151,662	$134,426
Net Income Margin (2)	2.3%	1.4%	2.4%	1.5%
Adjusted EBITDA Margin (3)	7.7%	7.5%	7.7%	7.7%

(1)	A reconciliation of net income attributable to Parsons Corporation to Adjusted EBITDA is set forth below (in thousands).
(2)	Net Income Margin is calculated as net income including noncontrolling interest divided by revenue in the applicable period
(3)	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by revenue in the applicable period.

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income attributable to Parsons Corporation	$18,295	$6,702	$38,962	$15,741
Interest expense, net	4,354	4,758	8,227	9,201
Income tax expense	5,732	3,838	13,851	9,213
Depreciation and amortization	30,581	34,635	61,090	69,308
Net income attributable to noncontrolling interests	4,485	5,325	7,661	10,300
Equity-based compensation	4,791	4,921	8,689	11,901
Transaction-related costs (a)	9,525	4,086	11,923	6,732
Restructuring (b)	-	73	213	150
Other (c)	(349)	1,389	1,046	1,880
Adjusted EBITDA	$77,414	$65,727	$151,662	$134,426

(a)	Reflects costs incurred in connection with acquisitions and other non-recurring transaction costs, primarily fees paid for professional services and employee retention.
(b)	Reflects costs associated with our corporate restructuring initiatives.
(c)	Includes a combination of gain/loss related to sale of fixed assets, software implementation costs, and other individually insignificant items that are non-recurring in nature.

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests (in thousands):

	Three Months Ended		Variance		Six Months Ended		Variance
	June 30, 2022	June 30, 2021	Dollar	Percent	June 30, 2022	June 30, 2021	Dollar	Percent
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$47,645	$32,500	$15,145	46.6%	$90,283	$64,482	$25,801	40.0%
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	25,160	27,817	(2,657)	-9.6%	53,475	59,474	(5,999)	-10.1%
Adjusted EBITDA attributable to noncontrolling interests	4,609	5,410	(801)	-14.8%	7,904	10,470	(2,566)	-24.5%
Total Adjusted EBITDA	$77,414	$65,727	$11,687	17.8%	$151,662	$134,426	$17,236	12.8%

See “Segment Results” below for a further discussion on Adjusted EBITDA by segment.

The following table sets forth our results of operations for the three and six months ended June 30, 2022 and June 30, 2021 as a percentage of revenue.

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues	100%	100%	100%	100%
Direct costs of contracts	77.5%	77.4%	77.4%	76.9%
Equity in earnings of unconsolidated joint ventures	0.6%	1.1%	0.6%	1.0%
Selling, general and administrative expenses	19.8%	21.4%	19.7%	21.4%
Operating income	3.2%	2.3%	3.5%	2.6%
Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	-0.4%	-0.6%	-0.4%	-0.5%
Other income, net	0.0%	0.0%	0.0%	-0.1%
Total other income (expense)	-0.4%	-0.5%	-0.4%	-0.6%
Income before income tax expense	2.8%	1.8%	3.1%	2.0%
Income tax benefit (provision)	-0.6%	-0.4%	-0.7%	-0.5%
Net income including noncontrolling interests	2.3%	1.4%	2.4%	1.5%
Net income attributable to noncontrolling interests	-0.4%	-0.6%	-0.4%	-0.6%
Net income attributable to Parsons Corporation	1.8%	0.8%	2.0%	0.9%

Revenue

	Three Months Ended		Variance		Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2022	June 30, 2021	Dollar	Percent	June 30, 2022	June 30, 2021	Dollar	Percent
Revenue	$1,008,721	$879,356	$129,365	14.7%	$1,957,790	$1,754,053	$203,737	11.6%

Revenue increased $129.4 million for the three months ended June 30, 2022 when compared to the corresponding period last year, due to increases in revenue in both our Federal Solutions and Critical Infrastructure segments of $94.9 million and $34.5 million, respectively. Revenue increased $203.7 million for the six months ended June 30, 2022 when compared to the corresponding period last year, due to increases in revenue in both our Federal Solutions and Critical Infrastructure segments of $134.4 million and $69.3 million, respectively. See “Segment Results” below for a further discussion.

Direct costs of contracts

	Three Months Ended		Variance		Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2022	June 30, 2021	Dollar	Percent	June 30, 2022	June 30, 2021	Dollar	Percent
Direct costs of contracts	$781,772	$680,328	$101,444	14.9%	$1,515,672	$1,349,410	$166,262	12.3%

Direct cost of contracts increased $101.4 million for the three months ended June 30, 2022 when compared to the corresponding period last year, due to increases of $74.3 million in our Federal Solutions segment and $27.1 million in our Critical Infrastructure segment.  Direct cost of contracts increased $166.3 million for the six months ended June 30, 2022 when compared to the corresponding period last year, due to increases of $104.6 million in our Federal Solutions segment and $61.7 million in our Critical Infrastructure segment. The increases were primarily due to an increase in business volume from recent contract awards and acquisitions.

Equity in earnings of unconsolidated joint ventures

	Three Months Ended		Variance		Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2022	June 30, 2021	Dollar	Percent	June 30, 2022	June 30, 2021	Dollar	Percent
Equity in earnings of unconsolidated joint ventures	$5,613	$9,428	$(3,815)	-40.5%	$11,211	$16,958	$(5,747)	-33.9%

Equity in earnings of unconsolidated joint ventures decreased $3.8 million and $5.7 million for the three and six months ended June 30, 2022, respectively, compared to the corresponding periods last year. The decreases were primarily related to change orders which delayed a joint venture profits to future periods, partially offset by increase for new joint ventures.

Selling, general and administrative expenses

	Three Months Ended		Variance		Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2022	June 30, 2021	Dollar	Percent	June 30, 2022	June 30, 2021	Dollar	Percent
Selling, general and administrative expenses	$199,932	$188,238	$11,694	6.2%	$385,009	$375,760	$9,249	2.5%

The increase in SG&A of $11.7 million for the three months ended June 30, 2022 when compared to the corresponding period last year was primarily due to a $6.5 million increase from acquisitions, $5.9 million increase in transaction related costs, and $2.0 million increase in incentive costs. These increases were partially offset by a $4.7 million decrease in intangible asset amortization and a $2.0 million decrease from other costs.

The increase in SG&A of $9.2 million for the six months ended June 30, 2022 when compared to the corresponding period last year was primarily due to a $10.6 million increase from acquisitions, $6.4 million increase in transaction related costs, $2.0 million increase in incentive costs, and $2.7 million increase from other costs. These increases were partially offset by a $9.2 million decrease in intangible asset amortization and a $3.2 million decrease in stock-based compensation costs.

Total other income (expense)

	Three Months Ended		Variance		Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2022	June 30, 2021	Dollar	Percent	June 30, 2022	June 30, 2021	Dollar	Percent
Interest income	$171	$152	$19	12.5%	$236	$250	$(14)	-5.6%
Interest expense	(4,525)	(4,910)	385	-7.8%	(8,463)	(9,451)	988	-10.5%
Other income (expense), net	236	405	(169)	-41.7%	381	(1,386)	1,767	-127.5%
Total other income (expense)	$(4,118)	$(4,353)	$235	-5.4%	$(7,846)	$(10,587)	$2,741	-25.9%

Interest income is related to interest earned on cash balances held.  Interest expense is primarily due to debt related to our business acquisitions and Convertible Senior Notes.  The amounts in other income (expense), net are primarily related to transaction gains and losses on foreign currency transactions and sublease income.

Income tax expense

	Three Months Ended		Variance		Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2022	June 30, 2021	Dollar	Percent	June 30, 2022	June 30, 2021	Dollar	Percent
Income tax expense	$5,732	$3,838	$1,894	49.3%	$13,851	$9,213	$4,638	50.3%

The Company’s effective tax rate was 20.1% and 24.2% for the three months ended June 30, 2022 and June 30, 2021, respectively. The most significant items contributing to the change in the effective tax rate relate to a decrease in withholding tax, a change in jurisdictional mix of earnings and a settlement of an uncertain tax position. The Company’s effective tax rate for the six months ended June 30, 2022 and June 30, 2021 was 23.0% and 26.1%, respectively. The change in effective tax rate was due primarily to a decrease in withholding tax, a change in jurisdictional mix of earnings, and a settlement of an uncertain tax position. The difference between the statutory U.S. federal income tax rate of 21.0% and the effective tax rate for the three and six months ended June 30, 2022 primarily relates to state income taxes, partially offset by benefits related to untaxed income attributable to noncontrolling interests, earnings in lower tax jurisdictions and federal research tax credits.

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests:

	Three Months Ended		Six Months Ended
(U.S. dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$47,645	$32,500	$90,283	$64,482
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	25,160	27,817	53,475	59,474
Adjusted EBITDA attributable to noncontrolling interests	4,609	5,410	7,904	10,470
Total Adjusted EBITDA	$77,414	$65,727	$151,662	$134,426

Federal Solutions

	Three Months Ended		Variance		Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2022	June 30, 2021	Dollar	Percent	June 30, 2022	June 30, 2021	Dollar	Percent
Revenue	$537,556	$442,675	$94,881	21.4%	$1,029,185	$894,744	$134,441	15.0%
Adjusted EBITDA attributable to Parsons Corporation	$47,645	$32,500	$15,145	46.6%	$90,283	$64,482	$25,801	40.0%

Federal Solutions revenue for the three months ended June 30, 2022 compared to the corresponding period last year increased primarily due to increases from business acquisitions of $47.6 million, and increases in business volume from recent contract awards and increased activity on existing contracts.

Federal Solutions revenue for the six months ended June 30, 2022 compared to the corresponding period last year increased primarily due to increases from business acquisitions of $67.7 million, and increases in business volume from recent contract awards and increased activity on existing contracts.

Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the three and six months ended June 30, 2022 compared to the corresponding period last year increased primarily due to increases related to acquisitions and a write down on a project during the second quarter of 2021.

Critical Infrastructure

	Three Months Ended		Variance		Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2022	June 30, 2021	Dollar	Percent	June 30, 2022	June 30, 2021	Dollar	Percent
Revenue	$471,165	$436,681	$34,484	7.9%	$928,605	$859,309	$69,296	8.1%
Adjusted EBITDA attributable to Parsons Corporation	$25,160	$27,817	$(2,657)	-9.6%	$53,475	$59,474	$(5,999)	-10.1%

The increase in Critical Infrastructure revenue for the three and six months ended June 30, 2022 compared to the corresponding periods last year was primarily due to an increase in business volume from recent contract awards and increased hiring activity, and a write down on a project during the second quarter of 2021.

Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation decreased for the three and six months ended June 30, 2022 primarily due to increases in selling, general and administrative expenses driven by investments in future growth, cost adjustments on legacy programs, and program completions.

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

As of June 30, 2022, we believe we have adequate liquidity and capital resources to fund our operations, support our debt service and support our ongoing acquisition strategy for at least the next twelve months based on the liquidity from cash provided by our operating activities, cash and cash equivalents on-hand and our borrowing capacity under our Revolving Credit Facility.

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

Accounts receivable is the principal component of our working capital and is generally driven by revenue growth. Accounts receivable reflects amounts billed to our clients as of each balance sheet date and receivable amounts that are currently due but unbilled. The total amount of our accounts receivable can vary significantly over time but is generally sensitive to revenue levels. Net days sales outstanding, which we refer to as Net DSO, is calculated by dividing (i) (accounts receivable plus contract assets) less (contract liabilities plus accounts payable) by (ii) average revenue per day (calculated by dividing trailing twelve months revenue by the number of days in that period). We focus on collecting outstanding receivables to reduce Net DSO and working capital. Net DSO was 72 days at June 30, 2022 and 68 days at June 30, 2021. The increase in Net DSO was primarily due to an increase in accounts receivable at June 30, 2022 compared to June 30, 2021. Our working capital (current assets less current liabilities) was $484.8 million at June 30, 2022 and $601.6 million at December 31, 2021.

Our cash, cash equivalents and restricted cash decreased by $217.0 million to $126.9 million at June 30, 2022 from $343.9 million at December 31, 2021.

The following table summarizes our sources and uses of cash over the periods presented (in thousands):

	Six Months Ended
	June 30, 2022	June 30, 2021
Net cash provided by operating activities	$25,336	$38,463
Net cash used in investing activities	(403,837)	(19,842)
Net cash provided by (used in) financing activities	162,453	(22,259)
Effect of exchange rate changes	(963)	1,011
Net decrease in cash, cash equivalents and restricted cash	$(217,011)	$(2,627)

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

Net cash provided by operating activities decreased $13.1 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease net cash from operating activities is primarily attributable to a $45.1 million increase in cash outflows from our working capital accounts (primarily from accounts receivable and contract assets offset by accrued expenses, accounts payable and contract liabilities), partially offset by a $16.9 million increase in net income after adjusting for non-cash items. A large component of the change was due to legacy cash-settled long-term incentive plans which paid out their last cycle during the first quarter of 2021. The Company paid $26.4 million related to these plans in the first quarter of 2021 compared to no payments during the first quarter of 2022.

Investing Activities

Net cash used in investing activities consists primarily of cash flows associated with capital expenditures, joint ventures and business acquisitions.

Net cash used in investing activities increased 384.0 million for the six months ended June 30, 2022, when compared to the six months ended June 30, 2021, primarily due to the acquisition of Xator for $379.3 million net of cash acquired during the second quarter of 2022. The Company had no business acquisitions during the six months ended June 30 2021.

Financing Activities

Net cash provided by (used in) financing activities is primarily associated with proceeds from debt, the repayment thereof, and distributions to noncontrolling interests.

Net cash used in financing activities increased $184.7 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The change in cash flows from financing activities is primarily due to $200.0 million net borrowings under the Credit Agreement in connection with the acquisition of Xator partially offset by payments made to settle warrants in connection with the acquisition. Other drivers were increased outflows of $15.5 million of repurchases of common stock under the stock repurchase program which began in August 2021, partially offset by reduced distributions to noncontrolling interest of $11.5 million.

Letters of Credit

We have in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated to $229.6 million as of June 30, 2022. Letters of credit outstanding under the Credit Agreement total $44.5 million.

Recent Accounting Pronouncements

See the information set forth in “Note 3—Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” in the notes to our consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2022, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate risks related to the Company’s Revolving Credit Facility. As of June 30, 2022, there was $200.0 million outstanding under the Revolving Credit Facility.  Borrowings under the new Credit Facility effective June 2021 bear interest at either a eurocurrency rate plus a margin between 1.0% and 1.625%, or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%, both based on the leverage ratio of the Company at the end of each quarter. Prior to June 2021, interest on borrowings under the Credit Facility were at either the base rate (as defined in the Credit Agreement), plus an applicable margin, or LIBOR plus an applicable margin. The applicable margin for base rate loans was a range of 0.125% to 1.00% and the applicable margin for LIBOR loans was a range of 1.125% to 2.00%, both based on the leverage ratio of the Company at the end of each quarter. The rates on June 30, 2022 and December 31, 2021 were 3.22% and 1.36%, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures

Our management carried out, as of June 30, 2022, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2022, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parsons Corporation

Date: August 3, 2022	By:	/s/ Matthew M. Ofilos
Matthew M. Ofilos
Chief Financial Officer
(Principal Financial Officer)