Form 10-Q
period 2022-09-30
PARSONS CORP
filed 2022-11-02
CIK 275880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 26, 2022, the registrant had 103,502,919 shares of common stock, $1.00 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents (including $62,544 and $78,514 Cash of consolidated joint ventures)	$147,539	$342,608
Restricted cash and investments	-	1,275
Accounts receivable, net (including $187,482 and $140,266 Accounts receivable of consolidated joint ventures, net)	710,721	598,311
Contract assets (including $11,665 and $8,779 Contract assets of consolidated joint ventures)	642,264	579,216
Prepaid expenses and other current assets (including $6,870 and $18,783 Prepaid expenses and other current assets of consolidated joint ventures)	110,274	110,941
Total current assets	1,610,798	1,632,351

Property and equipment, net (including $1,987 and $1,721 Property and equipment of consolidated joint ventures, net)	94,518	104,196
Right of use assets, operating leases	161,602	182,672
Goodwill	1,661,107	1,412,690
Investments in and advances to unconsolidated joint ventures	99,424	110,688
Intangible assets, net	273,442	207,821
Deferred tax assets	139,890	134,393
Other noncurrent assets	54,209	46,129
Total assets	$4,094,990	$3,830,940

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable (including $61,545 and $78,558 Accounts payable of consolidated joint ventures)	$200,847	$196,286
Accrued expenses and other current liabilities (including $83,831 and $82,746 Accrued expenses and other current liabilities of consolidated joint ventures)	682,677	599,089
Contract liabilities (including $18,376 and $14,333 Contract liabilities of consolidated joint ventures)	197,749	171,671
Short-term lease liabilities, operating leases	59,056	55,902
Income taxes payable	9,150	7,836
Total current liabilities	1,149,479	1,030,784

Long-term employee incentives	15,637	15,997
Long-term debt	694,718	591,922
Long-term lease liabilities, operating leases	121,172	148,893
Deferred tax liabilities	10,409	11,400
Other long-term liabilities	98,483	94,832
Total liabilities	2,089,898	1,893,828
Contingencies (Note 12)
Shareholders' equity:
Common stock, $1 par value; authorized 1,000,000,000 shares; 146,087,771 and 146,276,880 shares issued; 39,326,392 and 33,331,494 public shares outstanding; 64,144,230 and 70,328,237 ESOP shares outstanding	146,088	146,277
Treasury stock, 42,617,149 shares at cost	(867,391)	(867,391)
Additional paid-in capital	2,678,653	2,684,979
Retained earnings (accumulated deficit)	15,008	(53,529)
Accumulated other comprehensive loss	(19,292)	(9,568)
Total Parsons Corporation shareholders' equity	1,953,066	1,900,768
Noncontrolling interests	52,026	36,344
Total shareholders' equity	2,005,092	1,937,112
Total liabilities and shareholders' equity	$4,094,990	$3,830,940

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share information)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue	$1,134,370	$956,050	$3,092,160	$2,710,103
Direct cost of contracts	872,423	734,652	2,388,095	2,084,062
Equity in earnings of unconsolidated joint ventures	(974)	9,570	10,237	26,528
Selling, general and administrative expenses	196,960	191,231	581,969	566,991
Operating income	64,013	39,737	132,333	85,578
Interest income	382	65	618	315
Interest expense	(6,323)	(4,052)	(14,786)	(13,503)
Other income (expense), net	(685)	184	(304)	(1,202)
Total other income (expense)	(6,626)	(3,803)	(14,472)	(14,390)
Income before income tax expense	57,387	35,934	117,861	71,188
Income tax expense	(13,792)	(9,165)	(27,643)	(18,378)
Net income including noncontrolling interests	43,595	26,769	90,218	52,810
Net income attributable to noncontrolling interests	(14,024)	(7,411)	(21,685)	(17,711)
Net income attributable to Parsons Corporation	$29,571	$19,358	$68,533	$35,099
Earnings per share:
Basic	$0.29	$0.19	$0.66	$0.34
Diluted	$0.27	$0.18	$0.62	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income including noncontrolling interests	$43,595	$26,769	$90,218	$52,810
Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	(7,134)	(4,205)	(9,643)	3,721
Pension adjustments, net of tax	(68)	(26)	(93)	12
Comprehensive income including noncontrolling interests, net of tax	36,393	22,538	80,482	56,543
Comprehensive income attributable to noncontrolling interests, net of tax	(14,014)	(7,407)	(21,673)	(17,711)
Comprehensive income attributable to Parsons Corporation, net of tax	$22,379	$15,131	$58,809	$38,832

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net income including noncontrolling interests	$90,218	$52,810
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	90,668	106,540
Amortization of debt issue costs	1,959	2,173
(Gain) loss on disposal of property and equipment	(261)	357
Provision for doubtful accounts	(3)	8
Deferred taxes	(6,334)	(4,369)
Foreign currency transaction gains and losses	3,502	3,107
Equity in earnings of unconsolidated joint ventures	(10,237)	(26,528)
Return on investments in unconsolidated joint ventures	25,626	20,547
Stock-based compensation	14,991	15,544
Contributions of treasury stock	41,980	41,312
Changes in assets and liabilities, net of acquisitions and newly consolidated joint ventures:
Accounts receivable	(90,913)	70,355
Contract assets	(62,861)	13,262
Prepaid expenses and other assets	8,772	(19,596)
Accounts payable	(918)	(39,341)
Accrued expenses and other current liabilities	20,220	(86,402)
Contract liabilities	26,665	(16,294)
Income taxes	1,160	(498)
Other long-term liabilities	(5,866)	(17,273)
Net cash provided by operating activities	148,368	115,714
Cash flows from investing activities:
Capital expenditures	(19,784)	(12,803)
Proceeds from sale of property and equipment	573	1,049
Payments for acquisitions, net of cash acquired	(379,272)	(197,672)
Investments in unconsolidated joint ventures	(13,637)	(36,102)
Return of investments in unconsolidated joint ventures	9,443	729
Proceeds from sales of investments in unconsolidated joint ventures	-	14,335
Net cash used in investing activities	(402,677)	(230,464)
Cash flows from financing activities:
Proceeds from borrowings under credit agreement	680,900	-
Repayments of borrowings under credit agreement	(579,700)	(50,000)
Payments for debt costs and credit agreement	(870)	(1,937)
Payments for acquired warrants	(11,243)	-
Contributions by noncontrolling interests	8,299	1,688
Distributions to noncontrolling interests	(14,290)	(37,246)
Repurchases of common stock	(19,500)	(8,701)
Taxes paid on vested stock	(6,135)	(2,242)
Proceeds from issuance of common stock	2,724	2,773
Net cash provided by (used in) financing activities	60,185	(95,665)
Effect of exchange rate changes	(2,220)	(97)
Net decrease in cash, cash equivalents, and restricted cash	(196,344)	(210,512)
Cash, cash equivalents and restricted cash:
Beginning of year	343,883	487,215
End of period	$147,539	$276,703

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended September 30, 2022 and September 30, 2021

(In thousands)

(Unaudited)

				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common	Treasury	Paid-in	(Accumulated	Comprehensive	Parsons	Noncontrolling
	Stock	Stock	Capital	Deficit)	Income (Loss)	Equity	Interests	Total
Balance at June 30, 2022	$146,174	$(867,391)	$2,676,063	$(14,565)	$(12,100)	$1,928,181	$36,486	$1,964,667
Comprehensive income
Net income	-	-	-	29,571	-	29,571	14,024	43,595
Foreign currency translation loss, net	-	-	-	-	(7,124)	(7,124)	(10)	(7,134)
Pension adjustments, net	-	-	-	-	(68)	(68)	-	(68)
Contributions	-	-	-	-	-	-	5,472	5,472
Distributions	-	-	-	-	-	-	(3,946)	(3,946)
Issuance of equity securities, net of retirements	9	-	(186)	2	-	(175)	-	(175)
Repurchases of common stock	(95)	-	(3,857)	-	-	(3,952)	-	(3,952)
Stock-based compensation	-	-	6,633	-	-	6,633	-	6,633
Balance at September 30, 2022	$146,088	$(867,391)	$2,678,653	$15,008	$(19,292)	$1,953,066	$52,026	$2,005,092

Balance at June 30, 2021	$146,752	$(899,328)	$2,673,965	$(102,019)	$(5,905)	$1,813,465	$36,985	$1,850,450
Comprehensive income
Net income	-	-	-	19,358	-	19,358	7,411	26,769
Foreign currency translation gain, net	-	-	-	-	(4,201)	(4,201)	(4)	(4,205)
Pension adjustments, net	-	-	-	-	(26)	(26)	-	(26)
Contributions	-	-	-	-	-	-	816	816
Distributions	-	-	-	-	-	-	(15,410)	(15,410)
Issuance of equity securities, net of retirements	-	-	-	-	-	-	-	-
Repurchases of common stock	(245)	-	(8,456)	-	-	(8,701)	-	(8,701)
Stock-based compensation	-	-	4,183	-	-	4,183	-	4,183
Balance at September 30, 2021	$146,507	$(899,328)	$2,669,692	$(82,661)	$(10,132)	$1,824,078	$29,798	$1,853,876

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2022 and September 30, 2021

(In thousands)

(Unaudited)

				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common	Treasury	Paid-in	(Accumulated	Comprehensive	Parsons	Noncontrolling
	Stock	Stock	Capital	Deficit)	Income (Loss)	Equity	Interests	Total
Balance at December 31, 2021	$146,277	$(867,391)	$2,684,979	$(53,529)	$(9,568)	$1,900,768	$36,344	$1,937,112
Comprehensive income
Net income	-	-	-	68,533	-	68,533	21,685	90,218
Foreign currency translation gain, net	-	-	-	-	(9,631)	(9,631)	(12)	(9,643)
Pension adjustments, net	-	-	-	-	(93)	(93)	-	(93)
Contributions	-	-	-	-	-	-	8,299	8,299
Distributions	-	-	-	-	-	-	(14,290)	(14,290)
Issuance of equity securities, net of retirement	333	-	(2,339)	4	-	(2,002)	-	(2,002)
Repurchases of common stock	(522)	-	(18,978)	-	-	(19,500)		(19,500)
Stock-based compensation	-	-	14,991	-	-	14,991	-	14,991
Balance at September 30, 2022	$146,088	$(867,391)	$2,678,653	$15,008	$(19,292)	$1,953,066	$52,026	$2,005,092

Balance at December 31, 2020	$146,609	$(899,328)	$2,700,925	$(120,569)	$(13,865)	$1,813,772	$47,645	$1,861,417
Comprehensive income
Net income	-	-	-	35,099	-	35,099	17,711	52,810
Foreign currency translation (loss), net	-	-	-	-	3,721	3,721	-	3,721
Pension adjustments, net	-	-	-	-	12	12	-	12
Adoption of ASU 2020-06			(40,002)	2,782		(37,220)		(37,220)
Contributions	-	-	-	-	-	-	1,688	1,688
Distributions	-	-	-	-	-	-	(37,246)	(37,246)
Issuance of equity securities, net of retirement	143	-	1,681	27	-	1,851	-	1,851
Repurchases of common stock	(245)	-	(8,456)	-	-	(8,701)	-	(8,701)
Stock-based compensation	-	-	15,544	-	-	15,544	-	15,544
Balance at September 30, 2021	$146,507	$(899,328)	$2,669,692	$(82,661)	$(10,132)	$1,824,078	$29,798	$1,853,876

Parsons Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

1.	Description of Operations

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on the preliminary purchase price allocation as of the date of acquisition (in thousands):

Amount
Cash and cash equivalents	$8,935
Accounts receivable	28,199
Contract assets	4,591
Prepaid expenses and other current assets	3,615
Property and equipment	1,699
Right of use assets, operating leases	7,517
Goodwill	252,994
Investments in and advances to unconsolidated joint ventures	698
Intangible assets	123,500
Other noncurrent assets	9,156
Accounts payable	(6,626)
Accrued expenses and other current liabilities	(31,119)
Contract liabilities	(2,080)
Short-term lease liabilities, operating leases	(2,371)
Long-term lease liabilities, operating leases	(5,146)
Other long-term liabilities	(9,156)
Net assets acquired	$384,406

Of the total purchase price, the following values were preliminarily assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships	$37,000	15
Backlog	81,000	6
Trade Name	4,000	1
Developed technologies	1,000	3
Non-compete agreements	500	3

Amortization expense of $4.9 million and $6.6 million related to these intangible assets was recorded for the three and nine months ended September 30, 2022, respectively. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill in its entirety is deductible for tax purposes.

The amount of revenue generated by Xator and included within consolidated revenues is $70.4 million and $91.2 million for the three and nine months ended September 30, 2022, respectively.  The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

The company is still in the process of finalizing its valuation of the net assets acquired.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the Xator acquisition had been consummated as of the beginning of fiscal year 2021 (in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Pro forma Revenue	$1,134,370	$1,027,430	$3,199,336	$2,920,933
Pro forma Net Income including noncontrolling interests	43,970	28,878	$102,860	$49,609

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

Amortization expense of $3.5 million and $10.6 million related to these intangible assets was recorded for the three and nine months ended September 30, 2022, respectively. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill of $10.6 million is deductible for tax purposes.

The amount of revenue generated by BlackHorse and included within consolidated revenues is $22.6 million and $66.3 million for the three and nine months ended September 30, 2022, respectively and $16.7 million for the three and nine months ended September 30, 2021.  The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the BlackHorse acquisition had been consummated as of the beginning of fiscal year 2020 (in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Pro forma Revenue	$1,134,370	$957,498	$3,092,160	$2,748,559
Pro forma Net Income including noncontrolling interests	44,766	30,608	95,299	$56,232

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

Disaggregation of Revenue

The Company’s contracts contain both fixed-price and cost reimbursable components. Contract types are based on the component that represents the majority of the contract. The following table presents revenue disaggregated by contract type (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Fixed-Price	$334,853	$246,894	$854,835	$710,067
Time-and-Materials	302,236	261,566	836,881	754,596
Cost-Plus	497,281	447,590	1,400,444	1,245,440
Total	$1,134,370	$956,050	$3,092,160	$2,710,103

See “Note 18 – Segments Information” for the Company’s revenues by business lines.

Contract Assets and Contract Liabilities

Contract assets and contract liabilities balances at September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022	December 31, 2021	$ change	% change
Contract assets	$642,264	$579,216	$63,048	10.9%
Contract liabilities	197,749	171,671	26,078	15.2%
Net contract assets (liabilities) (1)	$444,515	$407,545	$36,970	9.1%

(1)

Total contract retentions included in net contract assets (liabilities) were $74.2 million as of September 30, 2022, of which $40.5 million are not expected to be paid in the next 12 months. Total contract retentions included in net contract assets (liabilities) were $91.7 million as of December 31, 2021. Contract assets at September 30, 2022 and December 31, 2021 include $102.2 million and $98.6 million, respectively, related to unapproved change orders, claims, and requests for equitable adjustment. For the three and nine months ended September 30, 2022 and September 30, 2021, there were no material losses recognized related to the collectability of claims, unapproved change orders, and requests for equitable adjustment.

During the three months ended September 30, 2022 and September 30, 2021, the Company recognized revenue of $10.1 million and $3.0 million, respectively, and $91.8 million and $95.5 million during the nine months ended September 30, 2022 and September 30, 2021, respectively, that was included in the corresponding contract liability balances at December 31, 2021 and December 31, 2020, respectively. Certain changes in contract assets and contract liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Acquired contract assets	$4,591	$5,979
Acquired contract liabilities	2,080	320

  There was no significant impairment of contract assets recognized during the nine months ended September 30, 2022 and September 30, 2021.

 Revisions in estimates, such as changes in estimated claims or incentives, related to performance obligations partially satisfied in previous periods that individually had an impact of $5 million or more on revenue resulted in the following changes in revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue impact, net	$-	$(6,300)	$-	$(27,553)

Accounts Receivable, net

Accounts receivable, net consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	2022	2021
Billed	$487,221	$434,776
Unbilled	227,453	167,490
Total accounts receivable, gross	714,674	602,266
Allowance for doubtful accounts	(3,953)	(3,955)
Total accounts receivable, net	$710,721	$598,311

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

Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations (“RUPO”) as of September 30, 2022 represent a measure of the total dollar value of work to be performed on contracts awarded and in-progress. The Company had $5.8 billion in RUPO as of September 30, 2022.

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

The Company expects to satisfy its RUPO as of September 30, 2022 over the following periods (in thousands):

Period RUPO Will Be Satisfied	Within One Year	Within One to Two Years	Thereafter
Federal Solutions	$1,598,275	$638,502	$252,481
Critical Infrastructure	1,532,842	895,714	894,720
Total	$3,131,117	$1,534,216	$1,147,201

6.	Leases

  The Company has operating and finance leases for corporate and project office spaces, vehicles, heavy machinery and office equipment. Our leases have remaining lease terms of one year to 8 years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases after the third year.

The components of lease costs for the three and nine months ended September 30, 2022 and September 30, 2021 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating lease cost	$16,299	$16,900	$49,049	$49,500
Short-term lease cost	3,858	3,661	10,948	7,859
Amortization of right-of-use assets	571	540	1,721	1,557
Interest on lease liabilities	24	24	67	81
Sublease income	(1,318)	(960)	(3,321)	(2,529)
Total lease cost	$19,434	$20,165	$58,464	$56,468

Supplemental cash flow information related to leases for the three months ended September 30, 2022 and September 30, 2021 is as follows (in thousands):

	Nine Months Ended
	September 30, 2022	September 30, 2021
Operating cash flows for operating leases	$51,988	$50,029
Operating cash flows for finance leases	67	82
Financing cash flows from finance leases	1,580	1,539
Right-of-use assets obtained in exchange for new operating lease liabilities	15,709	7,456
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,156	$619

Supplemental balance sheet and other information related to leases as of September 30, 2022 and December 31, 2021 are as follows (in thousands):

	September 30, 2022	December 31, 2021
Operating Leases:
Right-of-use assets	$161,602	$182,672
Lease liabilities:
Current	$59,056	$55,902
Long-term	121,172	148,893
Total operating lease liabilities	$180,228	$204,795
Finance Leases:
Other noncurrent assets	$3,829	$4,389
Accrued expenses and other current liabilities	$1,707	$1,822
Other long-term liabilities	$2,117	$2,422

Weighted Average Remaining Lease Term:
Operating leases	3.8 Years	4.3 years
Finance leases	2.6 Years	2.9 years
Weighted Average Discount Rate:
Operating leases	3.4%	3.5%
Finance leases	2.4%	2.1%

As of September 30, 2022, the Company has no operating leases that have not yet commenced.

A maturity analysis of the future undiscounted cash flows associated with the Company’s operating and finance lease liabilities as of September 30, 2022 is as follows (in thousands):

	Operating Leases	Finance Leases
2022 (remaining)	$18,562	$495
2023	59,464	1,590
2024	44,371	1,067
2025	33,246	676
2026	19,366	103
Thereafter	17,204	-
Total lease payments	192,213	3,931
Less: imputed interest	(11,985)	(107)
Total present value of lease liabilities	$180,228	$3,824

7.	Goodwill

The following table summarizes the changes in the carrying value of goodwill by reporting segment from December 31, 2021 to September 30, 2022 (in thousands):

	December 31, 2021	Acquisitions	Foreign Exchange	September 30, 2022
Federal Solutions	$1,339,117	$252,250	$-	$1,591,367
Critical Infrastructure	73,573	-	(3,833)	69,740
Total	$1,412,690	$252,250	$(3,833)	$1,661,107

The Company performed a qualitative triggering analysis and determined there was no triggering event indicating a potential impairment to the carrying value of its goodwill at September 30, 2022 and, therefore, concluded there has not been an impairment.
8.	Intangible Assets

The gross amount and accumulated amortization of intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets are as follows (in thousands except for years):

	September 30, 2022			December 31, 2021			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (in years)
Backlog	$251,455	$(146,432)	$105,023	$169,455	$(126,637)	$42,818	4
Customer relationships	338,829	(182,689)	156,140	301,829	(158,405)	143,424	9
Leases	670	(632)	38	670	(618)	52	5
Developed technology	114,939	(109,135)	5,804	113,939	(96,765)	17,174	4
Trade name	13,200	(10,158)	3,042	9,200	(8,444)	756	1
Non-compete agreements	5,750	(4,221)	1,529	5,250	(3,523)	1,727	3
In process research and development	1,800	-	1,800	1,800	-	1,800	n/a
Other intangibles	275	(209)	66	275	(205)	70	10
Total intangible assets	$726,918	$(453,476)	$273,442	$602,418	$(394,597)	$207,821

The aggregate amortization expense of intangible assets for the three months ended September 30, 2022 and September 30, 2021 was $19.1 million and $27.0 million, respectively, and $58.9 million and $76.1 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.

Estimated amortization expense for the remainder of the current fiscal year and in each of the next four years and beyond is as follows (in thousands):

September 30, 2022
2022	$19,314
2023	68,256
2024	35,359
2025	29,818
2026	26,238
Thereafter	92,657
Total	$271,642

9.	Property and Equipment, Net

Property and equipment consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021	Useful life (years)
Buildings and leasehold improvements	$102,527	$99,543	1-15
Furniture and equipment	87,685	86,862	3-10
Computer systems and equipment	160,583	157,633	3-10
Construction equipment	6,190	6,806	5-7
Construction in progress	14,895	12,970
	371,880	363,814
Accumulated depreciation	(277,362)	(259,618)
Property and equipment, net	$94,518	$104,196

Depreciation expense for the three months ended September 30, 2022 and September 30, 2021 was $9.7 million and $9.6 million, respectively, and $29.3 million and $28.8 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.

10.	Debt and Credit Facilities

Debt consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Long-Term:
Revolving credit facility	$101,200	$-
Senior notes	200,000	200,000
Convertible senior notes	400,000	400,000
Debt issuance costs	(6,482)	(8,078)
Total long-term	694,718	591,922
Total Debt	$694,718	$591,922

Revolving Credit Facility

In June 2021, the Company entered into a $650 million unsecured revolving credit facility (the “Credit Agreement”). The Company incurred $1.9 million of costs in connection with this Credit Agreement. The 2021 Credit Agreement replaced an existing Fifth Amended and Restated Credit Agreement dated as of November 15, 2017. Under the new agreement, the Company’s revolving credit facility was increased from $550 million to $650 million. The credit facility has a five-year maturity, which may be extended up to two times for periods determined by the Company and the applicable extending lenders, and permits the Company to borrow in U.S. dollars, certain specified foreign currencies, and each other currency that may be approved in accordance with the 2021 Facility. The borrowings under the Credit Agreement bear interest at either an adjusted Term SOFR benchmark rate plus a margin between 1.0% and 1.625% or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%. The rates on September 30, 2022 and December 31, 2021 were 4.46% and 1.36%, respectively. Borrowings under this Credit Agreement are guaranteed by certain Company operating subsidiaries. Letters of credit commitments outstanding under this agreement aggregated to $44.5 million and $44.3 million at September 30, 2022 and December 31, 2021, respectively, which reduced borrowing limits available to the Company. Interest expense related to the Credit Agreement was $2.5 million and $0.1 million for the three months ended September 30, 2022 and September 30, 2021, respectively and was $3.4 million and $0.6 million for nine months ended September 30, 2022 and September 30, 2021, respectively. The Company borrowed $300.0 million to partially fund the acquisition of Xator on May 31, 2022. There was $101.2 million outstanding under the Credit Agreement on September 30, 2022.

Delayed Draw Term Loan

In September 2022, the Company entered into a $350 million unsecured delayed draw term loan with an increase option of up to $150 million (the “2022 Delayed Draw Term Loan”). The 2022 Delayed Draw Term Loan may be borrowed in a single draw during the period from and including the Closing Date to the earlier to occur of (a) the date of termination of the 2022 Delayed Draw Term Loan by the Company pursuant to the terms of the 2022 Delayed Draw Term Loan Agreement and (b) six (6) months following the Closing Date. Proceeds of the 2022 Delayed Draw Term Loan Agreement may be used (a) to pay off in full, or partially payoff, the Company’s existing Senior Notes, (b) to prepay revolving loans outstanding under the Revolving Credit Agreement (as defined below), or (c) for working capital, capital expenditures and other lawful corporate purposes. No amounts were funded under the 2022 Delayed Draw Term Loan Agreement on the Closing Date. The Company incurred $0.9 million of debt issuance costs in connection with the delayed draw term loan as of September 30, 2022. There were no amounts outstanding under the 2022 Delayed Draw Term Loan as of September 30, 2022.

The 2022 Delayed Draw Term Loan has a three-year maturity and permits the Company to borrow in U.S. dollars. The 2022 Delayed Draw Term Loan does not require any amortization payments by the Company. Depending on the Company’s consolidated leverage ratio (or debt rating after such time as the Company has such rating), borrowings under the 2022 Delayed Draw Term Loan Agreement will bear interest at either an adjusted Term SOFR benchmark rate plus a margin between 0.875% and 1.500% or a base rate plus a margin of between 0% and 0.500% and will initially bear interest at the middle of this range. The Company will pay a ticking fee on unused term loan commitments at a rate of 0.175% commencing with the date that is ninety (90) days after the Closing Date. Amounts outstanding under the 2022 Delayed Draw Term Loan Agreement may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of benchmark rate loans.

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

The Company incurred $1.1 million of debt issuance costs in connection with the private placement. On August 10, 2018, the Company finalized an amended and restated intercreditor agreement related to this private placement to more closely align certain covenants and definitions with the terms under the 2017 amended and restated Credit Agreement and incurred $0.5 million of additional issuance costs. These costs are presented as a direct deduction from the debt on the face of the consolidated balance sheets.  Interest expense related to the Senior Notes for the three months ended September 30, 2022 and September 30, 2021 was $2.6 million and $2.7 million, respectively, and was $7.8 million and $8.9 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.  The amortization of debt issuance costs and interest expense is recorded in “Interest expense” on the consolidated statements of income. The Company paid the $50 million Series A tranche of the Senior Note as scheduled in July 2021. The Company made interest payments of $5.1 million for the three months ended September 30, 2022 and $10.2 million for the nine months ended September 30, 2022, and $6.2 million for the three months ended September 30, 2021 and $12.4 million for the nine months ended September 30, 2021. Interest payable of $2.2 million and $4.7 million is recorded in “Accrued expenses and other current liabilities” on the consolidated balance sheets at September 30, 2022 and December 31, 2021, respectively, related to the Senior Notes.

Using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, and risk profile, the Company estimated that the fair value (Level 2) of its Senior Notes at September 30, 2022 approximates $203.5 million. See “Note 16 – Fair Value of Financial Instruments” for the definition of Level 2 of the fair value hierarchy.

The Credit Agreement and private placement includes various covenants, including restrictions on indebtedness, liens, acquisitions, investments or dispositions, payment of dividends and maintenance of certain financial ratios and conditions. The Company was in compliance with these covenants at September 30, 2022 and December 31, 2021.

The Company also has in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated $239.8 million and $223.0 million at September 30, 2022 and December 31, 2021, respectively.

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

The Company recognized interest expense of $0.7 million and $0.7 million for the three months ended September 30, 2022 and September 30, 2021, respectively, and $2.2 million and $2.2 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.  As of September 30, 2022 and December 31, 2021, the carrying value of the Notes was $400.0 million.

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

On August 9, President Biden signed the Creating Helpful Incentives to Produce Semiconductors (CHIPS) Act into law, which includes an advanced manufacturing investment tax credit, among other provisions. On August 16, President Biden signed the Inflation Reduction Act (the IRA) into law, which includes implementation of a new alternative minimum tax, an excise tax on stock buybacks, and tax incentives for energy and climate initiatives, among other provisions. Based on the Company’s review, these new laws do not result in a material change to the Company’s income tax provision for 2022.

The Company’s effective tax rate was 24.0% and 25.5% for the three months ended September 30, 2022 and 2021, respectively. The change in the effective tax rate was due primarily to a decrease in withholding tax, a change in jurisdictional mix of earnings and a nonrecurring write down of a foreign tax receivable included in 2021, partially offset by a release of a valuation allowance included in 2021.  The Company’s effective tax rate for the nine months ended September 30, 2022 and 2021 was 23.5% and 25.8%, respectively. The change in effective tax rate was due primarily to a decrease in withholding tax, a change in jurisdictional mix of earnings, a settlement of an uncertain tax position and a nonrecurring write down of a foreign tax receivable included in 2021, partially offset by a release of a valuation allowance included in 2021. The difference between the effective tax rate and the statutory U.S. Federal income tax rate of 21.0% for the three and nine months ended September 30, 2022 primarily relates to state income taxes, partially offset by benefits related to untaxed income attributable to noncontrolling interests, earnings in lower tax jurisdictions, and federal research tax credits.

As of September 30, 2022, the Company’s deferred tax assets were subject to a valuation allowance of $28.5 million primarily related to foreign net operating loss carryforwards, foreign tax credit carryforwards, and capital losses that the Company has determined are not more-likely-than-not to be realized. The factors used to assess the likelihood of realization include:  the past performance of the entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.

As of September 30, 2022 and December 31, 2021, the liability for income taxes associated with unrecognized tax benefits was $22.7 million and $21.2 million, respectively.  It is reasonably possible that the Company may realize a decrease in our unrecognized tax benefits of approximately $4.0 million during the next 12 months as a result of concluding various tax audits and closing tax years.

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

The Company’s principal retirement benefit plan is the Parsons Employee Stock Ownership Plan (“ESOP”), a stock bonus plan, established in 1975 to cover eligible employees of the Company and certain affiliated companies. Contributions of treasury stock to the ESOP are made annually in amounts determined by the Company’s board of directors and are held in trust for the sole benefit of the participants. Shares allocated to a participant’s account are fully vested after three years of credited service, or in the event(s) of reaching age 65, death or disability while an active employee of the Company. As of September 30, 2022 and December 31, 2021, total shares of the Company’s common stock outstanding were 103,470,622 and 103,659,731, respectively, of which 64,144,230 and 70,328,237, respectively, were held by the ESOP.

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

Total ESOP contribution expense was $15.4 million and $14.8 million for the three months ended September 30, 2022 and September 30, 2021, respectively, and $42.0 million and $41.3 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.  The expense is recorded in “Direct costs of contracts” and “Selling, general and administrative expense” in the consolidated statements of income. The fiscal 2022 ESOP contribution has not yet been made.  The amount is currently included in accrued liabilities.
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

Letters of credit outstanding described in “Note 10 – Debt and Credit Facilities” that relate to project ventures are $99.2 million and $73.2 million at September 30, 2022 and December 31, 2021, respectively.

In the table below, aggregated financial information relating to the Company’s joint ventures is provided because their nature, risk and reward characteristics are similar. None of the Company’s current joint ventures that meet the characteristics of a VIE are individually significant to the consolidated financial statements.

Consolidated Joint Ventures

The following represents financial information for consolidated joint ventures included in the consolidated financial statements (in thousands):

	September 30, 2022	December 31, 2021
Current assets	$268,561	$246,342
Noncurrent assets	7,885	2,180
Total assets	276,446	248,522
Current liabilities	169,233	175,637
Total liabilities	169,233	175,637
Total joint venture equity	$107,213	$72,885

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue	$130,344	$101,816	$333,967	$296,685
Costs	101,882	86,726	289,485	260,129
Net income	$28,462	$15,090	$44,482	$36,556
Net income attributable to noncontrolling interests	$14,024	$7,411	$21,685	$17,711

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

The following represents the financial information of the Company’s unconsolidated joint ventures as presented in their unaudited financial statements (in thousands):

	September 30, 2022	December 31, 2021
Current assets	$1,770,762	$1,620,735
Noncurrent assets	487,823	531,261
Total assets	2,258,585	2,151,996
Current liabilities	1,357,131	1,088,985
Noncurrent liabilities	467,030	669,911
Total liabilities	1,824,161	1,758,896
Total joint venture equity	$434,424	$393,100
Investments in and advances to unconsolidated joint ventures	$99,424	$110,688

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue	$782,880	$728,461	$1,762,420	$1,701,262
Costs	774,030	697,493	1,711,555	1,604,538
Net income	$8,850	$30,968	$50,865	$96,724
Equity in earnings of unconsolidated joint ventures	$(974)	$9,570	$10,237	$26,528

The Company received net distributions from its unconsolidated joint ventures for the three months ended September 30, 2022 and September 30, 2021 of $13.2 million and $7.3 million, respectively.  The Company received net distributions from its unconsolidated joint ventures for the nine months ended September 30, 2022 of $21.4 million and had net contributions to its unconsolidated joint ventures for the nine months ended September 30, 2021 of $0.5 million.

For the three and nine months ended September 30, 2022, the Company recorded write-downs of $6.4 million and $9.4 million, respectively, on an unconsolidated joint venture in the Critical Infrastructure segment as a result of changes in estimates made by the managing partner. The write-downs decreased operating and net income by $6.4 million and $4.8 million, respectively for the three months ended September 2022. Operating and net income were decreased by $9.4 million and $7.0 million, respectively, for the nine months ended September 30, 2022. The write-downs decreased diluted earnings per share by $0.04 and $0.06 for the three and nine months ended September 30, 2022.

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

The Company often provides services to unconsolidated joint ventures and revenues include amounts related to recovering costs for these services. Revenues related to services the Company provided to unconsolidated joint ventures for the three months ended September 30, 2022 and September 30, 2021 were $59.9 million and $48.3 million, respectively, and $159.0 million and $152.9 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.  For the three months ended September 30, 2022 and September 30, 2021, the Company incurred $41.7 million and $37.3 million, respectively, and for the nine months ended September 30, 2022 and September 30, 2021 incurred $112.7 million and $116.9 million, respectively, of reimbursable costs. The revenue and reimbursable cost prior period amounts have been updated to reflect all joint ventures for the comparable period. Amounts included in the consolidated balance sheets related to services the Company provided to unconsolidated joint ventures are as follows (in thousands):

	September 30, 2022	December 31, 2021
Accounts receivable	$37,657	$30,246
Contract assets	27,037	16,069
Contract liabilities	12,642	10,605

16.	Fair Value of Financial Instruments

The authoritative guidance on fair value measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). At September 30, 2022 and December 31, 2021, the Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable, debt and other liabilities. The fair values of these financial instruments approximate their carrying values due to their short-term maturities.

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

The following tables reconcile the denominator and numerator used to compute basic earnings per share (“EPS”) to the denominator and numerator used to compute diluted EPS for the three and nine months ended September 30, 2022 and September 30, 2021.  Basic EPS is computed using the weighted average number of shares outstanding during the period and income available to shareholders. Diluted EPS is computed similar to basic EPS, except the income available to shareholders is adjusted to add back interest expense, after tax, related to the Convertible Senior Note, and the weighted average number of shares outstanding is adjusted to reflect the dilutive effects of stock-based awards and shares underlying the Convertible Senior Note.

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

Dilutive potential common shares include, when circumstances require, shares the Company could be obligated to issue from its Convertible Senior Notes and warrants (see Note 10 for further discussion) and stock-based awards. Shares to be provided to the Company from its bond hedge purchased concurrently with the issuance of Convertible Senior Notes are anti-dilutive and are not included in its diluted shares. Anti-dilutive stock-based awards excluded from the calculation of earnings per share for the three months ended September 30, 2022 and September 30, 2021 were 2,449 and 4,656, respectively, and for the nine months ended September 30, 2022 and September 30, 2021 were 11,564 and 6,838, respectively.

The weighted average number of shares used to compute basic and diluted EPS were:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Basic weighted average number of shares outstanding	103,608,135	102,478,095	103,684,048	102,463,511
Stock-based awards	918,090	751,807	746,702	637,686
Convertible senior notes	8,916,530	8,916,530	8,916,530	8,916,530
Diluted weighted average number of shares outstanding	113,442,755	112,146,432	113,347,280	112,017,727

The net income available to shareholders to compute basic and diluted EPS were (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income attributable to Parsons Corporation	29,571	19,358	68,533	35,099
Convertible senior notes if-converted method interest adjustment	545	534	1,627	1,593
Diluted net income attributable to Parsons Corporation	30,116	19,892	70,160	36,692

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

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Total shares repurchased	95,413	245,000	522,501	245,000
Total shares retired	95,413	245,000	522,501	245,000
Average price paid per share	$41.42	$35.51	$37.32	$35.51

As of September 30, 2022, the Company has $58.8 million remaining under the stock repurchase program.
18.	Segment Information

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

The Company defines its reportable segments based on the way the chief operating decision maker (“CODM”), its Chairwoman and Chief Executive Officer, evaluates the performance of each segment and manages the operations of the

Company for purposes of allocating resources among the segments. The CODM evaluates segment operating performance using segment Revenue and segment Adjusted EBITDA attributable to Parsons Corporation.

The following table summarizes business segment revenue for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Federal Solutions revenue	$620,416	$499,291	$1,649,601	$1,394,035
Critical Infrastructure revenue	513,954	456,759	1,442,559	1,316,068
Total revenue	$1,134,370	$956,050	$3,092,160	$2,710,103

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

	Three Months Ended		Nine Months Ended
Adjusted EBITDA attributable to Parsons Corporation	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Federal Solutions	$61,004	$46,481	$151,287	$110,963
Critical Infrastructure	27,545	30,371	81,020	89,845
Adjusted EBITDA attributable to Parsons Corporation	88,549	76,852	232,307	200,808
Adjusted EBITDA attributable to noncontrolling interests	14,138	7,540	22,042	18,010
Depreciation and amortization	(29,578)	(37,232)	(90,668)	(106,540)
Interest expense, net	(5,941)	(3,987)	(14,168)	(13,188)
Income tax expense	(13,792)	(9,165)	(27,643)	(18,378)
Equity-based compensation expense	(7,125)	(3,224)	(15,814)	(15,125)
Transaction-related costs (a)	(2,563)	(2,537)	(14,486)	(9,269)
Restructuring expense (b)	-	(357)	(213)	(507)
Other (c)	(93)	(1,121)	(1,139)	(3,001)
Net income including noncontrolling interests	43,595	26,769	90,218	52,810
Net income attributable to noncontrolling interests	14,024	7,411	21,685	17,711
Net income attributable to Parsons Corporation	$29,571	$19,358	$68,533	$35,099

(a)	Reflects costs incurred in connection with acquisitions and other non-recurring transaction costs, primarily fees paid for professional services and employee retention.
(b)	Reflects costs associated with corporate restructuring initiatives.
(c)	Includes a combination of gain/loss related to sale of fixed assets, software implementation costs, and other individually insignificant items that are non-recurring in nature.

Asset information by segment is not a key measure of performance used by the CODM.

The following tables present revenues and property and equipment, net by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue
North America	$944,942	$804,122	$2,571,741	$2,245,515
Middle East	184,680	147,207	504,078	448,525
Rest of World	4,748	4,721	16,341	16,063
Total Revenue	$1,134,370	$956,050	$3,092,160	$2,710,103

The geographic location of revenue is determined by the location of the customer.

	September 30, 2022	December 31, 2021
Property and Equipment, Net
North America	$90,820	$100,674
Middle East	3,698	3,522
Total Property and Equipment, Net	$94,518	$104,196

North America includes revenue in the United States for the three months ended September 30, 2022 and September 30, 2021 of $851.5 million and $730.7 million, respectively, and for the nine months ended September 30, 2022 and September 30, 2021 of $2.3 billion and $2.0 billion, respectively.  North America property and equipment, net includes $84.0 million and $95.0 million of property and equipment, net in the United States at September 30, 2022 and December 31, 2021, respectively.

The following table presents revenues by business units (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue
Defense and Intelligence	$351,419	$332,080	$1,037,244	$929,044
Engineered Systems	268,997	167,211	612,357	464,991
Federal Solutions revenues	620,416	499,291	1,649,601	1,394,035
Mobility Solutions	329,666	293,799	924,834	871,220
Connected Communities	184,288	162,960	517,725	444,848
Critical Infrastructure revenues	513,954	456,759	1,442,559	1,316,068
Total Revenue	$1,134,370	$956,050	$3,092,160	$2,710,103

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

   On October 26, 2022, the Company prepaid its outstanding private placement debt of $200.0 million described in Note 10 – Debt and Credit Facilities with borrowings under the revolving credit facility. In connection with the prepayment, the Company incurred $2.1 million of additional interest expense associated with a make-whole amount and unamortized debt issuance costs.  On October 28, 2022, the Company borrowed $350.0 million on the 2022 Delayed Draw Term Loan described in Note 10 – Debt and Credit Facilities and used the proceeds to pay down the borrowings under the revolving credit facility.

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
Lead smart, sustainable infrastructure deployment

Federal Solutions
Deliver information dominance across all domains

FINANCIAL SNAPSHOT

$4.0B
Total Revenue
Trailing 12-Months (Q3 2022)

Federal Solutions
53%
Critical Infrastructure
47%

$4.0B
Contract Awards
Trailing 12-Months (Q3 2022)

Federal Solutions
45%
Critical Infrastructure
55%

KEY FACTS AND FIGURES

77
Years Of History

~ 16K
Employees

$238M
Cash Flow From Operations
Trailing 12-Months (Q3 2022)

$8.2B
Backlog As Of
9/30/2022

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

Key Metrics

We manage and assess the performance of our business by evaluating a variety of metrics. The following table sets forth selected key metrics (in thousands, except Book-to-Bill):

	September 30, 2022	September 30, 2021
Awards (year to date)	$3,167,023	$3,736,126
Backlog (1)	$8,228,989	$8,584,539
Book-to-Bill (year to date)	1.0	1.4

(1)

Difference between our backlog of $8.2 billion and our remaining unsatisfied performance obligations, or RUPO, of $5.8 billion, each as of September 30, 2022, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

Awards

Awards generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Contract awards include both new and re-compete contracts and task orders. Given that new contract awards generate growth, we closely track our new awards each year.

The following table summarizes the year to-date value of new awards for the periods presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Federal Solutions	$685,599	$560,733	$1,535,041	$2,203,767
Critical Infrastructure	572,657	482,836	1,631,982	1,532,359
Total Awards	$1,258,256	$1,043,569	$3,167,023	$3,736,126

The change in new awards from year to year is primarily due to ordinary course fluctuations in our business.  The volume of contract awards can fluctuate in any given period due to win rate and the timing and size of the awards issued by our customers.  The change in new awards in our Federal Solutions segment for the three months ended September 30, 2022 when compared to the corresponding period last year was primarily due to three large awards during 2022. The change in new awards in our Federal Solutions segment for the nine months ended September 30, 2022 when compared to the corresponding period last year was primarily due to a significant contract awarded in the second quarter of 2021.  The awards in Critical Infrastructure for the three and nine months ended September 30, 2022 were higher primarily due to several new awards during the third quarter of 2022, a large contract value increase in the second quarter of 2022, partially offset on a year to date basis by several large contracts awarded in the first quarter of 2021.

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

The following table summarizes the value of our backlog at the respective dates presented below: (in thousands):

	September 30, 2022	September 30, 2021
Federal Solutions:
Funded	$1,448,615	$1,471,631
Unfunded	3,656,421	4,149,903
Total Federal Solutions	5,105,036	5,621,534
Critical Infrastructure:
Funded	3,066,325	2,893,008
Unfunded	57,628	69,997
Total Critical Infrastructure	3,123,953	2,963,005
Total Backlog (1)	$8,228,989	$8,584,539

(1)

Difference between our backlog of $8.2 billion and our RUPO of $5.8 billion, each as of September 30, 2022, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

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

We expect to recognize $3.1 billion of our funded backlog at September 30, 2022 as revenues in the following twelve months. However, our U.S. federal government customers may cancel their contracts with us at any time through a termination for convenience or may elect to not exercise option periods under such contracts. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed. See “Risk Factors—Risk Relating to Our Business—We may not realize the full value of our backlog, which may result in lower than expected revenue” in the Company’s Form 10-K for the year ended December 31, 2021.

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

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Federal Solutions	1.1	1.1	0.9	1.6
Critical Infrastructure	1.1	1.1	1.1	1.2
Overall	1.1	1.1	1.0	1.4

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

The table below presents the percentage of total revenue for each type of contract.

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Fixed-price	29.5%	25.8%	27.6%	26.2%
Time-and-materials	26.6%	27.4%	27.1%	27.8%
Cost-plus	43.8%	46.8%	45.3%	46.0%

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

Joint Ventures

We conduct a portion of our business through joint ventures or similar partnership arrangements. For the joint ventures we control, we consolidate all the revenues and expenses in our consolidated statements of income (including revenues and expenses attributable to noncontrolling interests). For the joint ventures we do not control, we recognize equity in earnings (loss) of unconsolidated joint ventures. Our revenues included amounts related to services we provided to our unconsolidated joint ventures for the three months ended September 30, 2022 and September 30, 2021 of $59.9 million and $48.3 million, respectively, and for the nine months ended September 30, 2022 and September 30, 2021 of $159.0 million and $152.9 million, respectively.

Operating costs and expenses

Operating costs and expenses primarily include direct costs of contracts and selling, general and administrative expenses. Costs associated with compensation-related expenses for our people and facilities, which includes ESOP contribution expenses, are the most significant component of our operating expenses. Total ESOP contribution expense for the three months ended September 30, 2022 and September 30, 2021 was $15.4 million and $14.8 million, respectively, and for the nine months ended September 30, 2022 and September 30, 2021 was $42.0 million and $41.3 million, respectively, and is recorded in “Direct cost of contracts” and “Selling, general and administrative expenses.”

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

Adjusted EBITDA

The following table sets forth Adjusted EBITDA, Net Income Margin, and Adjusted EBITDA Margin for the three and nine months ended September 30, 2022 and September 30, 2021.

	Three Months Ended		Nine Months Ended
(U.S. dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Adjusted EBITDA (1)	$102,687	$84,392	$254,349	$218,818
Net Income Margin (2)	3.8%	2.8%	2.9%	1.9%
Adjusted EBITDA Margin (3)	9.1%	8.8%	8.2%	8.1%

(1)	A reconciliation of net income attributable to Parsons Corporation to Adjusted EBITDA is set forth below (in thousands).
(2)	Net Income Margin is calculated as net income including noncontrolling interest divided by revenue in the applicable period
(3)	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by revenue in the applicable period.

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income attributable to Parsons Corporation	$29,571	$19,358	$68,533	$35,099
Interest expense, net	5,941	3,987	14,168	13,188
Income tax expense	13,792	9,165	27,643	18,378
Depreciation and amortization	29,578	37,232	90,668	106,540
Net income attributable to noncontrolling interests	14,024	7,411	21,685	17,711
Equity-based compensation	7,125	3,224	15,814	15,125
Transaction-related costs (a)	2,563	2,537	14,486	9,269
Restructuring (b)	-	357	213	507
Other (c)	93	1,121	1,139	3,001
Adjusted EBITDA	$102,687	$84,392	$254,349	$218,818

(a)	Reflects costs incurred in connection with acquisitions and other non-recurring transaction costs, primarily fees paid for professional services and employee retention.

(b)	Reflects costs associated with our corporate restructuring initiatives.
(c)	Includes a combination of gain/loss related to sale of fixed assets, software implementation costs, and other individually insignificant items that are non-recurring in nature.

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests (in thousands):

	Three Months Ended		Variance		Nine Months Ended		Variance
	September 30, 2022	September 30, 2021	Dollar	Percent	September 30, 2022	September 30, 2021	Dollar	Percent
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$61,004	$46,481	$14,523	31.2%	$151,287	$110,963	$40,324	36.3%
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	27,545	30,371	(2,826)	-9.3%	81,020	89,845	(8,825)	-9.8%
Adjusted EBITDA attributable to noncontrolling interests	14,138	7,540	6,598	87.5%	22,042	18,010	4,032	22.4%
Total Adjusted EBITDA	$102,687	$84,392	$18,295	21.7%	$254,349	$218,818	$35,531	16.2%

See “Segment Results” below for a further discussion on Adjusted EBITDA by segment.

The following table sets forth our results of operations for the three and nine months ended September 30, 2022 and September 30, 2021 as a percentage of revenue.

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues	100%	100%	100%	100%
Direct costs of contracts	76.9%	76.8%	77.2%	76.9%
Equity in earnings of unconsolidated joint ventures	-0.1%	1.0%	0.3%	1.0%
Selling, general and administrative expenses	17.4%	20.0%	18.8%	20.9%
Operating income	5.6%	4.2%	4.3%	3.2%
Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	-0.6%	-0.4%	-0.5%	-0.5%
Other income, net	-0.1%	0.0%	0.0%	0.0%
Total other income (expense)	-0.6%	-0.4%	-0.5%	-0.5%
Income before income tax expense	5.1%	3.8%	3.8%	2.6%
Income tax benefit (provision)	-1.2%	-1.0%	-0.9%	-0.7%
Net income including noncontrolling interests	3.8%	2.8%	2.9%	1.9%
Net income attributable to noncontrolling interests	-1.2%	-0.8%	-0.7%	-0.7%
Net income attributable to Parsons Corporation	2.6%	2.0%	2.2%	1.3%

Revenue

	Three Months Ended		Variance		Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2022	September 30, 2021	Dollar	Percent	September 30, 2022	September 30, 2021	Dollar	Percent
Revenue	$1,134,370	$956,050	$178,320	18.7%	$3,092,160	$2,710,103	$382,057	14.1%

Revenue increased $178.3 million for the three months ended September 30, 2022 when compared to the corresponding period last year, due to increases in revenue in both our Federal Solutions and Critical Infrastructure segments of $121.1 million and $57.2 million, respectively. Revenue increased $382.1 million for the nine months ended September 30, 2022 when compared to the corresponding period last year, due to increases in revenue in both our Federal Solutions and Critical Infrastructure segments of $255.6 million and $126.5 million, respectively. See “Segment Results” below for a further discussion.

Direct costs of contracts

	Three Months Ended		Variance		Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2022	September 30, 2021	Dollar	Percent	September 30, 2022	September 30, 2021	Dollar	Percent
Direct costs of contracts	$872,423	$734,652	$137,771	18.8%	$2,388,095	$2,084,062	$304,033	14.6%

Direct cost of contracts increased $137.8 million for the three months ended September 30, 2022 when compared to the corresponding period last year, due to increases of $98.9 million in our Federal Solutions segment and $38.9 million in our Critical Infrastructure segment.  Direct cost of contracts increased $304.0 million for the nine months ended September 30, 2022 when compared to the corresponding period last year, due to increases of $203.3 million in our Federal Solutions segment and $100.7 million in our Critical Infrastructure segment. The increases were primarily due to an increase in business volume from recent contract awards and acquisitions.

Equity in earnings of unconsolidated joint ventures

	Three Months Ended		Variance		Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2022	September 30, 2021	Dollar	Percent	September 30, 2022	September 30, 2021	Dollar	Percent
Equity in earnings of unconsolidated joint ventures	$(974)	$9,570	$(10,544)	-110.2%	$10,237	$26,528	$(16,291)	-61.4%

Equity in earnings of unconsolidated joint ventures decreased $10.5 million and $16.3 million for the three and nine months ended September 30, 2022, respectively, compared to the corresponding periods last year. The decreases were primarily related to a $6.4 million write-down on a joint venture in Q3 2022 and change orders which delayed profits of a joint venture to future periods.

Selling, general and administrative expenses

	Three Months Ended		Variance		Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2022	September 30, 2021	Dollar	Percent	September 30, 2022	September 30, 2021	Dollar	Percent
Selling, general and administrative expenses	$196,960	$191,231	$5,729	3.0%	$581,969	$566,991	$14,978	2.6%

The increase in SG&A of $5.7 million for the three months ended September 30, 2022 when compared to the corresponding period last year was primarily due to a $7.0 million increase from acquisitions, a $3.9 million increase in compensation cost related to equity-based awards, and a $3.4 million in incentive costs. These increases were partially offset by a $8.0 million decrease in intangible asset amortization and a $0.6 million decrease from other costs.

The increase in SG&A of $15.0 million for the nine months ended September 30, 2022 when compared to the corresponding period last year was primarily due to a $17.6 million increase from acquisitions, $6.8 million increase in transaction related costs, $5.4 million increase in incentive costs, and $2.4 million increase from other costs. These increases were partially offset by a $17.2 million decrease in intangible asset amortization.

Total other income (expense)

	Three Months Ended		Variance		Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2022	September 30, 2021	Dollar	Percent	September 30, 2022	September 30, 2021	Dollar	Percent
Interest income	$382	$65	$317	487.7%	$618	$315	$303	96.2%
Interest expense	(6,323)	(4,052)	(2,271)	56.0%	(14,786)	(13,503)	(1,283)	9.5%
Other income (expense), net	(685)	184	(869)	-472.3%	(304)	(1,202)	898	-74.7%
Total other income (expense)	$(6,626)	$(3,803)	$(2,823)	74.2%	$(14,472)	$(14,390)	$(82)	0.6%

Interest income is related to interest earned on cash balances held.  Interest expense is primarily due to debt related to our business acquisitions and Convertible Senior Notes.  The amounts in other income (expense), net are primarily related to transaction gains and losses on foreign currency transactions and sublease income.

Income tax expense

	Three Months Ended		Variance		Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2022	September 30, 2021	Dollar	Percent	September 30, 2022	September 30, 2021	Dollar	Percent
Income tax expense	$13,792	$9,165	$4,627	50.5%	$27,643	$18,378	$9,265	50.4%

The Company’s effective tax rate was 24.0% and 25.5% for the three months ended September 30, 2022 and September 30, 2021, respectively. The most significant items contributing to the change in the effective tax rate relate to a decrease in withholding tax, a change in jurisdictional mix of earnings and a nonrecurring write down of a foreign tax receivable included in 2021, partially offset by a release of a valuation allowance included in 2021. The Company’s effective tax rate for the nine months ended September 30, 2022 and September 30, 2021 was 23.5% and 25.8%, respectively. The change in effective tax rate was due primarily to a decrease in withholding tax, a change in jurisdictional mix of earnings, a settlement of an uncertain tax position and a nonrecurring write down of a foreign tax receivable included in 2021, partially offset by a release of a valuation allowance included in 2021. The difference between the statutory U.S. federal income tax rate of 21.0% and the effective tax rate for the three and nine months ended September 30, 2022 primarily relates to state income taxes, partially offset by benefits related to untaxed income attributable to noncontrolling interests, earnings in lower tax jurisdictions and federal research tax credits.

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests:

	Three Months Ended		Nine Months Ended
(U.S. dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$61,004	$46,481	$151,287	$110,963
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	27,545	30,371	81,020	89,845
Adjusted EBITDA attributable to noncontrolling interests	14,138	7,540	22,042	18,010
Total Adjusted EBITDA	$102,687	$84,392	$254,349	$218,818

Federal Solutions

	Three Months Ended		Variance		Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2022	September 30, 2021	Dollar	Percent	September 30, 2022	September 30, 2021	Dollar	Percent
Revenue	$620,416	$499,291	$121,125	24.3%	$1,649,601	$1,394,035	$255,566	18.3%
Adjusted EBITDA attributable to Parsons Corporation	$61,004	$46,481	$14,523	31.2%	$151,287	$110,963	$40,324	36.3%

Federal Solutions revenue for the three months ended September 30, 2022 compared to the corresponding period last year increased primarily due to increases from business acquisitions of $70.6 million, and increases in business volume from recent contract awards and increased activity on existing contracts.

Federal Solutions revenue for the nine months ended September 30, 2022 compared to the corresponding period last year increased primarily due to increases from business acquisitions of $138.3 million, and increases in business volume from recent contract awards and increased activity on existing contracts.

Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the three and nine months ended September 30, 2022 compared to the corresponding period last year increased primarily due to increases in business volume, increases related to acquisitions, cost control, and a write down on a project in the comparable period of the second quarter of 2021.

Critical Infrastructure

	Three Months Ended		Variance		Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2022	September 30, 2021	Dollar	Percent	September 30, 2022	September 30, 2021	Dollar	Percent
Revenue	$513,954	$456,759	$57,195	12.5%	$1,442,559	$1,316,068	$126,491	9.6%
Adjusted EBITDA attributable to Parsons Corporation	$27,545	$30,371	$(2,826)	-9.3%	$81,020	$89,845	$(8,825)	-9.8%

The increase in Critical Infrastructure revenue for the three and nine months ended September 30, 2022 compared to the corresponding periods last year was primarily due to an increase in business volume from recent contract awards, increased activity on existing contracts, increased hiring activity, and write downs on projects in the comparable periods of the second and third quarters of 2021.

Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation decreased for the three and nine months ended September 30, 2022 primarily due to decreases in equity in earnings, increases in selling, general and administrative expenses driven by investments in future growth, cost adjustments on legacy programs, and program completions.

Liquidity and Capital Resources

We finance our operations and capital expenditures through a combination of internally generated cash from operations, our Senior Notes, Convertible Senior Notes, Delayed Draw Term Loan, and periodic borrowings under our Revolving Credit Facility.

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

As of September 30, 2022, we believe we have adequate liquidity and capital resources to fund our operations, support our debt service and support our ongoing acquisition strategy for at least the next twelve months based on the liquidity from cash provided by our operating activities, cash and cash equivalents on-hand and our borrowing capacity under our Revolving Credit Facility and Delayed Draw Term Loan.

During October 2022, we prepaid the private placement debt of $200.0 million with borrowings under the revolving credit facility and subsequently borrowed $350.0 million on the 2022 Delayed Draw Term Loan. Proceeds were used to pay down the borrowings under the revolving credit facility. See “Note 10 – Debt and Credit Facilities” and “Note 19 – Subsequent Events” in the notes to the consolidated financial statements in this Form 10-Q for further information.

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

Accounts receivable is the principal component of our working capital and is generally driven by revenue growth. Accounts receivable reflects amounts billed to our clients as of each balance sheet date and receivable amounts that are currently due but unbilled. The total amount of our accounts receivable can vary significantly over time but is generally sensitive to revenue levels. Net days sales outstanding, which we refer to as Net DSO, is calculated by dividing (i) (accounts receivable plus contract assets) less (contract liabilities plus accounts payable) by (ii) average revenue per day (calculated by dividing trailing twelve months revenue by the number of days in that period). We focus on collecting outstanding receivables to reduce Net DSO and working capital. Net DSO was 68 days at both September 30, 2022 and September 30, 2021. Our working capital (current assets less current liabilities) was $461.3 million at September 30, 2022 and $601.6 million at December 31, 2021.

Our cash, cash equivalents and restricted cash decreased by $196.3 million to $147.5 million at September 30, 2022 from $343.9 million at December 31, 2021.

The following table summarizes our sources and uses of cash over the periods presented (in thousands):

	Nine Months Ended
	September 30, 2022	September 30, 2021
Net cash provided by operating activities	$148,368	$115,714
Net cash used in investing activities	(402,677)	(230,464)
Net cash provided by (used in) financing activities	60,185	(95,665)
Effect of exchange rate changes	(2,220)	(97)
Net decrease in cash, cash equivalents and restricted cash	$(196,344)	$(210,512)

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

Net cash provided by operating activities increased $32.7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase net cash from operating activities is primarily attributable to a $40.6 million increase in net income after adjusting for non-cash items, partially offset by a $19.4 million increase in cash outflows from our working capital accounts (primarily from accounts receivable and contract assets offset by accrued expenses, accounts payable and contract liabilities). A large component of the change was due to legacy cash-settled long-term incentive plans which paid out their last cycle during the first quarter of 2021. The Company paid $26.4 million related to these plans in the first quarter of 2021 compared to no payments during the first quarter of 2022.

Investing Activities

Net cash used in investing activities consists primarily of cash flows associated with capital expenditures, joint ventures and business acquisitions.

Net cash used in investing activities increased 172.2 million for the nine months ended September 30, 2022, when compared to the nine months ended September 30, 2021, primarily due to the acquisition of Xator for $379.3 million net of cash acquired during the second quarter of 2022 compared to $197.7 million, net of cash acquired, for the acquisitions of BlackHorse Solutions and Echo Ridge during the third quarter of 2021.

Financing Activities

Net cash provided by (used in) financing activities is primarily associated with proceeds from debt, the repayment thereof, and distributions to noncontrolling interests.

Net cash provided by financing activities increased $155.9 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The change in cash flows from financing activities is primarily due to $101.2 million net borrowings under the Credit Agreement in connection with the acquisition of Xator partially offset by payments made to settle warrants in connection with the acquisition, compared to $50.0 million repayment under the Credit Agreement in 2021. Other drivers were reduced distributions to noncontrolling interest of $23.0 million, partially offset by increased outflows of $10.8 million of repurchases of common stock under the stock repurchase program which began in August 2021.

Letters of Credit

We have in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated to $239.8 million as of September 30, 2022. Letters of credit outstanding under the Credit Agreement total $44.5 million.

Recent Accounting Pronouncements

See the information set forth in “Note 3—Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” in the notes to our consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2022, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate risks related to the Company’s Revolving Credit Facility and Delayed Draw Term Loan. As of September 30, 2022, there was $101.2 million outstanding under the Revolving Credit Facility and no debt drawn on the Delayed Draw Term Loan.  Borrowings under the new Credit Facility effective June 2021 bear interest at either an adjusted Term SOFR rate plus a margin between 1.0% and 1.625%, or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%, both based on the leverage ratio of the Company at the end of each quarter. Prior to June 2021, interest on borrowings under the Credit Facility were at either the base rate (as defined in the Credit Agreement), plus an applicable margin, or LIBOR plus an applicable margin. The applicable margin for base rate loans was a range of 0.125% to 1.00% and the applicable margin for LIBOR loans was a range of 1.125% to 2.00%, both based on the leverage ratio of the Company at the end of each quarter. The rates on September 30, 2022 and December 31, 2021 were 4.46% and 1.36%, respectively. Borrowings under the 2022 Delayed Draw Term Loan Agreement will bear interest at either an adjusted Term SOFR benchmark rate plus a margin between 0.875% and 1.500% or a base rate plus a margin of between 0% and 0.500% and will initially bear interest at the middle of this range.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures

Our management carried out, as of September 30, 2022, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2022, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parsons Corporation

Date: November 2, 2022	By:	/s/ Matthew M. Ofilos
Matthew M. Ofilos
Chief Financial Officer
(Principal Financial Officer)