Form 10-K
period 2022-12-31
PARSONS CORP
filed 2023-02-17
CIK 275880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2022, was $4.2 billion.

The number of shares of Registrant’s Common Stock outstanding as of February 6, 2023 was 104,709,490

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Parsons’ 2023 Proxy Statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

We have developed significant expertise and differentiated capabilities in key areas of cybersecurity, intelligence, space and missile defense, critical infrastructure protection, transportation, environmental remediation and urban development.  By combining our talented team of professionals and advanced technology, we solve complex technical challenges to enable a safer, smarter more secure and more connected world.

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

Our One Parsons approach brings together capabilities and innovations from across markets to provide integrated solutions for our customers.  Organizationally, we operate in two reportable segments, Federal Solutions and Critical Infrastructure, with revenue contribution of 53% and 47%, respectively, and adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) contribution of 57% and 43%, respectively, for the year ended December 31, 2022 (“fiscal 2022”). See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Results” for further discussion on our segments.

Federal Solutions:    Our Federal Solutions segment is an advanced technology provider to the U.S. government, delivering timely, cost-effective solutions for mission-critical projects. We provide critical technologies, including cybersecurity; missile defense technical solutions; C5ISR; space launch and ground systems; space and weapon system resiliency; geospatial intelligence; signals intelligence; nuclear and chemical waste remediation; border security, critical infrastructure protection; counter unmanned air systems; and biometrics and biosurveillance.  The U.S. government and its agencies represent substantially all of the revenue of our Federal Solutions segment. These U.S. government agencies include the United States intelligence community, the U.S. Department of Defense, including military services, and Missile Defense Agency, the Department of Energy, the Department of State, the Department of Homeland Security and the Federal Aviation Administration.

Critical Infrastructure:    Our Critical Infrastructure segment provides integrated design and engineering services for complex physical and digital infrastructure around the globe. We are a technology innovator focused on next generation aviation; rail and transit; bridges, roads and highways; leveraging sensors and data to drive smart sustainable infrastructure. Our capabilities in environmental remediation, water and wastewater treatment systems, and urban development allow us to deliver value to our customers by employing advanced technologies, improving timelines and reducing costs while reducing environmental impacts and improving the quality of life. We serve a diverse global customer base including federal, state, municipal and industry customers, and private sector infrastructure owners, such as the transportation authorities for the cities of Los Angeles, New

York, and Paris, the state of New Jersey, AMTRAK, CSX, Metrolinx (Ontario, Canada), Riyadh Metro, Dubai Roads and Transportation Authority (Dubai RTA), and the Abu Dhabi Municipality.

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

Technology and our people are our most important assets, allowing us to consistently deliver for our customers and help them solve their most pressing challenges. Investment in key technological capabilities is core to our business and helps us to stay at the forefront of the evolving trends across our end markets. To meet the challenges of tomorrow, we are focusing our technology investment on artificial intelligence and machine learning, data processing and analytics, digital transformation, enterprise space ground systems and space operations, and command and control. The work of our diverse and collaborative, highly skilled and dedicated employees has enabled our long track record of continued innovation and execution on behalf of our customers. Our team of engineers, scientists, programmers and other specialists include PhDs and certified hackers, and a large number of our skilled workforce hold government security clearances, which provides a competitive advantage for the highly technical and demanding work we perform.

Parsons is focused upon the risks and opportunities associated with climate change.  In 2022, Parsons elected to disclose information related to our climate-related governance, risk management and metrics utilizing the Task Force on Climate-Related Financial Disclosures (TCFD) framework.  We conducted climate risk and opportunity workshops with senior leaders representing a cross-section of our geographies, markets and corporate functions.  The Corporate Governance and Responsibility Committee of our Board of Directors provides oversight of environmental, social and governance (ESG), including climate-related topics, and the Audit and Risk Committee provides oversight of our enterprise risk management program, including climate-related risks.  Our Chief Executive Officer holds overall executive-level responsibility for ESG.  Primary responsibility for ESG risk and opportunity identification and management is assigned to our vice president for ESG.

In fiscal 2022, we generated revenues of $4.2 billion, net income attributable to Parsons Corporation of $96.7 million and Adjusted EBITDA of $352.8 million.  For a definition of Adjusted EBITDA and reconciliation to net income attributable to Parsons Corporation, see Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We achieved an overall win rate of 48.6% in fiscal 2022, 56.0% in the year ended December 31, 2021 (“fiscal 2021”) and 46.4% in the year ended December 31, 2020 (‘fiscal 2020”), which includes strong re-compete win rates that exceeded 90% in fiscal 2022 giving us long-term certainty on key contracts.  As of December 31, 2022, our total backlog was $8.2 billion, a decrease of 2.0% from December 31, 2021, due in part to the acquisition of Xator Corporation.

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

•

D&I—Our D&I business unit is organized into three related areas: mission solutions, engineering and technical services, and high consequence missions.  Our customers include the U.S. Department of Defense, the U.S. intelligence community, U.S. Cyber Command, and the Department of Justice. D&I is a mission partner for differentiated technical solutions, products, and services, delivering innovations in cyber, space, missile defense, multi-domain command and control, intelligence, surveillance and reconnaissance, electromagnetic spectrum dominance, and directed energy.  Our solutions are used to meet national security challenges from space to the tactical edge around the globe.

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

▪

We focus on providing small satellite launch and integration, satellite ground systems, flight dynamics, data fusion and analytics, platform system integration, directed energy, joint all-domain operations, and command and control systems.

▪

As an example, we are the prime contractor responsible for the DOD’s small satellite integration efforts through our Launch Manifest Systems Integration program with the U.S. Air Force. As part of this effort, we are providing the full range of hardware and system integration services, including the design, assembly, testing, and processing required to integrate small-satellite payloads onto a launch system.  Our engineering and integration team performs the full scope of designing, assembling, testing and integrating systems to meet responsive launch missile needs.  Our ground support equipment is enabling efficient and effective access to space for small satellites on commercial, national security and small class launch systems.

▪

Representative products include our Command and Control Core (C2Core®) mission planning and tasking suite that links requests, effects and operational guidance in a unified database, and ZEUS® Recovery of Airbase Denied by Ordnance (RADBO) laser neutralization system offering critical force protection in any operational theater.

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
▪

Parsons Digital Engineering Framework (PDEF) provides the capability for accelerated analytics and agile prototyping, supporting rapid development and deployment capabilities through a leading-edge digital-based system engineering development and execution framework, leveraging model-based system engineering (MBSE) tooling and modeling & simulation (M&S) performance tools, which are capable of modeling a full-scale joint domain command and control (JADC2) environment from detailed sensor models to adversary weapons platforms, all recreated in a high-fidelity simulation.

•

High-Consequence Missions – We provide capabilities across the digital landscape, including full-spectrum cyber, information operations, electronic warfare, multi-domain operations, mission support and national to tactical operations.  Our customers include the U.S. intelligence community, U.S. Cyber Command, DOD research laboratories, and military cyber services.  The acquisition and integration of BlackHorse Solutions allows us to capitalize on quickly evolving Information Operations and converged cyber and electronic warfare missions for national security and DOD customers.

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

•

ES—Our ES business unit focuses on advanced technology services for complex energy and chemical systems, aviation, life sciences and bio-surveillance systems, environmental remediation, security and protection systems, and associated complex infrastructure. Representative customers include the Department of State (DOS), the Department of Energy (DOE), the Defense Threat Reduction Agency (DTRA), the Department of Homeland Security (DHS), the U.S. Army Corps of Engineers (USACE), the Federal Aviation Administration (FAA), the National Aeronautics and Space Administration (NASA), the United States Postal Service (USPS), the Department of Labor (DOL) and the Jet Propulsion Laboratory (JPL). Representative offerings include nuclear waste processing and treatment, weapons of mass destruction elimination, munitions destruction, remediation of unexploded ordinances and hazardous, toxic, reactive wastes, architectural and engineering design, program and project management, infectious disease control, advanced electronic security systems, counter-unmanned aircraft systems, and biometrics solutions.

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

On June 1, 2022, we completed the acquisition of Xator Corporation in a transaction valued at $388.3 million.  This strategic acquisition expands Parsons’ presence within the U.S. Special Operations Command, the Intelligence Community, Federal Civilian customers, and global critical infrastructure markets, while providing new customer access at the Department of State.  Xator also expands Parsons’ customer base and brings differentiated technical capabilities in critical infrastructure protection, counter-unmanned aircraft systems (cUAS), intelligence and cyber solutions, biometrics, and global threat assessment and operations, increasing our addressable markets in both the Federal Solutions and Critical Infrastructure segments.

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

•

CC—Our CC business unit includes intelligent transportation systems, utilities, environmental remediation, emerging contaminants, aviation, rail and transit, a software house and ParsonsX, our enterprise digital transformation organization.  Our customers include state and local governments, Fortune 100 companies, smart city developers, and private sector infrastructure owners, such as the transportation authorities for the cities of Los Angeles, New York and Paris, the states or provinces of Georgia, Ontario and Texas and rail and transit entities, including AMTRAK, CSX, Metrolinx (Ontario Canada), and the WMATA. Technology capabilities include AI/ML, cloud, digital twins, cyber, systems integration, intelligent transportation network software, vehicle inspection data analytics software, automated people mover, electric vehicle infrastructure, and autonomous vehicle integration.

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

•

For aviation, we play a critical role as program manager for global airports.  We are the program manager of the environmentally sensitive Diamond Head Extension Program at Honolulu International Airport, the Houston Airport System, and the Landside Access Modernization Program for Los Angeles International Airport and the lead designer on the Newark Airport Terminal A replacement project known as Terminal 1.

•

Our rail and transit capabilities include systems optimization, communications-based train control, rail system design and system assurance. We have more than six decades of experience in this market and have supported over 400 rail and transit customers.  Key programs included Edmonton light rail transit (as part of the Marigold Infrastructure Partners consortium), New York MTA Systems and Facility Engineering Services, Program Management for Marseille Metro, and the Bay Area Rapid Transit Communications-Based Train Control.  For our bus transit customers, we provide strategic fleet transition planning, zero-emission bus infrastructure design, and benefit-cost analysis to achieve net zero goals.

•

Our Energy and Environment group delivers engineering, program management and environmental solutions to private sector industrial clients and public utilities.  Customers are diverse and include chemical, energy, utility, communications, manufacturing and provincial agency customers.  We support our customers in achieving net zero targets and ESG goals through grid modernization, renewables, methane reduction, and orphaned-well abandonment.  We have a unique offering in this space, as Parsons understands our customers’ domains and can deliver advanced technology solutions, including cyber-physical security, emerging contaminants and PFAS, environmental remediation, geospatial intelligence and 3D image processing, and application of virtual augmented reality.

•	ParsonsX provides digital transformation, advisory services, AI/ML, digital twin and cyber capabilities across many end markets in our Federal Solutions and Critical Infrastructure business segments.
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

•

Examples of our design capabilities are our role as the lead designer of the Tacoma Narrows Bridge, the largest twin tower suspension bridge in the world when it opened, lead designer for the Goethals bridge connecting Staten Island, NY and Elizabeth, NJ, and lead designer for the Federal Way link extension for Sound Transit in Seattle.

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

Cybersecurity is Mission Critical to U.S. National Security and cybersecurity threats are increasing in volume and sophistication as global connectivity and the rise of social media have led to an explosion in the amount of available and exploitable data. Additionally, there has been an increase in aggressive nation state cyber activity in the past year partly driven by the Russia-Ukraine war and attacks on Ukraine’s critical infrastructure. Attacks by cyber-criminals seeking financial gain are also growing in volume and sophistication. We believe that the cybersecurity market will continue to grow in response to the nation state threat landscape and the vulnerabilities inherent in critical infrastructure.

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

Global Infrastructure Needs Significant Replacements and Technology-Driven Upgrades. Aging physical infrastructure is strained by the swift pace of technological change combined with heightened new expectations for sustainability and environmental impact.  Furthermore, modernized infrastructure is important to recover from unexpected disasters caused by climate change. The $1.2 trillion United States Infrastructure Investment and Jobs Act (IJJA) has increased funding for roads and highways, bridges, rail and transit, and aviation.  Additionally, global infrastructure is aging and there is demand in other regions, including Canada and the Middle East.  In particular, the Saudi Vision 2030 focus is driving major industrial city and urban development projects.  Critical infrastructure, specifically transportation infrastructure that is essential to national economic and security concerns including airports, bridges, and rail and transit systems, is particularly vulnerable. We believe that a focus on safety, sustainability and environmental impacts will continue to drive replacement of aging infrastructure with newer, smarter and more sustainable infrastructure with an increased focus on connectivity.

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

Our differentiated business model has driven high win rates with strong book-to-bill, expanded bottom line performance, record backlog levels and low capital requirements. We achieved average award and incentive fees of 91% in fiscal 2022, 93% in fiscal 2021 and 89% in fiscal 2020. Incentive fees are fees earned for achievement of certain performance criteria included in our contracts, such as achievement of target completion dates or target costs, and our incentive fees average is calculated as the actual incentive fees achieved as a percentage of incentive fees expected to be earned in the applicable period. In addition, we achieved a win rate of 48.6% in fiscal 2022, 56% in fiscal 2021 and 46% in fiscal 2020, for new awards that we bid on (including a win rate on re-compete contracts and task orders in the Federal Solutions segment of 89% in fiscal 2022, 97% in fiscal 2021 and 85% in fiscal 2020). In fiscal 2022, our Federal Solutions revenues increased 17.2% and our Critical Infrastructure revenues increased 11.8% year-over-year. As of December 31, 2022, our backlog was $8.2 billion, down 2.0% from year end fiscal 2021.

Long-Term Customer Relationships

We maintain long-term relationships with key government and commercial customers, many of which span over 40 years. For example, in the Federal Solutions segment, we have been providing support to the MDA for nearly 40 years with over 1,000 personnel imbedded with the customer.  We have provided services to the Department of Energy for over 50 years on a variety of projects, including work on DOE’s Loan Guarantee Program that funds renewable and clean energy projects, and have over 20 years of support with the United States Space Force customers. In the Critical Infrastructure segment, we have supported the WMATA for over 50 years and have served as Program Manager for Yanbu Industrial City for nearly 50 years.

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

World Class Talent

We believe that our resilience – and that of the communities in which we work – relies on advancing equality in the workplace through a diverse community of innovators and an empowered workforce.  We also aim to be the employer of choice for top talent in every market that we serve by fostering a positive culture for employee engagement; focusing on diversity, equity, and inclusion; emphasizing health and wellbeing for all employees; and encouraging career development at all levels of the organization.  Our success is measured by our business performance, by the enthusiasm of our employees, and by our commitment to our employees’ growth.

Demonstrated Ability to Identify and Execute Acquisitions to Transform our Business

Strategic acquisitions that augment our technology offerings and capabilities are a key tenet of our growth strategy. We have completed eight strategic acquisitions since 2017, all within our Federal Solutions business segment, which collectively provided us with a wide variety of complementary technology capabilities, with an aggregate purchase price in excess of $1.9 billion. This highlights our ability to successfully identify and execute on attractive opportunities to augment our leading technical offerings. These acquisitions include:

•

Xator Corporation: Acquired on June 1, 2022 at a purchase price of $388.3 million.  Xator expands Parsons’ presence within the U.S. Special Operations Command, the Intelligence Community, Federal Civilian customers, and global critical infrastructure markets, while providing new customer access at the Department of State.  Xator also expands Parsons’ customer base and brings differentiated technical capabilities in critical infrastructure protection, counter-unmanned aircraft systems (cUAS), intelligence and cyber solutions, biometrics, and global threat assessment and operations, increasing our addressable market in both the Federal Solutions and Critical Infrastructure segments.
•

BlackHorse Solutions, Inc.: Acquired July 6, 2021 at a purchase price of $205.0 million.  Black Horse expands Parsons’ capabilities and products in next-generation military, intelligence, and space operations, specifically in cyber, electronic warfare, and information dominance.  Black Horse’s technology is shaping the future of information dominance and converged military operations by unifying cyber, electromagnetic warfare, and information operations for the Department of Defense and Intelligence Community customers.  The company also provides autonomous and distributed detection, identification, exploitation and the defeat of today’s most complex communications.

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

People First

Driven by our people-first and high-purpose culture, we recognize that our people are key to our success in developing and delivering the technology and solutions to support our customers’ critical missions.  Our most important asset is our diverse team of talented employees, over 17,000 as of December 31, 2022, who are committed and passionate experts critical to delivering leading capabilities and whose expertise is sought by our clients for their most sophisticated applications and challenges.  Our employees choose Parsons and stay with us for the opportunity to collaborate with our customers, deploy our expansive technical resources, rapidly bring bold ideas to market and work on leading solutions to enable a better world.  Our management team has extensive experience executing strategies for delivering profitable growth and is recognized for operational excellence and leadership integrity.  They possess diverse leadership capabilities in the markets we serve and the solutions and technology we deliver.  Most importantly, we strive to give our employees and managers the best possible employee experience throughout their careers with Parsons.

We are committed to attracting, retaining, and developing a diverse and inclusive workforce by having a:

•	Culture of employee engagement at all organizational levels
•	Work environment that promotes training, mentoring, and career development planning
•	Differentiated benefits, including flexible work hours, remote work options, and an employee stock ownership plan
•	Dual technical career path that leads to positions as Chief Technology Officer and/or Technical Fellow
•	Diversity, Equity and Inclusion (DEI) program
•	“Parsons Gives Back” program to support our communities and promote volunteering
•	Hiring strategy outside of high-employment zones
•	Robust university relations and intern program to help shape the next generation of leaders and promote diversity
•	Internal mobility program that supports employee growth, career development and retention

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
o

Space and Mission Defense- Extend our space situational awareness, small satellite integration and payload, command and control and enterprise ground systems to our current space customers and to new space and geospatial customers in the government and commercial space markets. Support our customer’s integrated air and missile defense strategy and deployment.  Provide thought leadership in evolving areas, including hypersonic defense.

o

Critical Infrastructure Protection – Provide critical infrastructure protection in sectors where we have installed base, including facilities, health care, transportation and energy.  Deliver holistic solutions including electronic security systems, cybersecurity, counter unmanned air systems and biometrics.

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

o	Urban development – Leverage our program management, urban planning and urban design competencies to develop new industrial cities and mixed-use developments.

Mergers and Acquisitions

We continue to pursue the acquisition and integration of high growth, technology driven companies which meet the following criteria:

•	Financial performance goals: >10% top line growth, >10% Adjusted EBITDA margin, and strong cash flow
•	Align to our focused markets
•	Technology differentiation: fill technology gaps, drive end-to-end solutions, move up the value chain, scale within and across our businesses and add valuable intellectual property rights

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

As of December 31, 2022, our total backlog was approximately $8.2 billion, consisting of $4.5 billion of funded backlog and $3.6 billion of unfunded backlog. We expect to recognize $3.1 billion of our funded backlog as of December 31, 2022 as revenues in the following twelve months. However, our government customers may cancel their contracts with us at any time through a termination for convenience or may elect to not exercise option periods under such contracts. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed.

Competition

The industries we operate in consist of a large number of enterprises ranging from small, niche-oriented companies to multi-billion-dollar corporations that serve many governmental and commercial customers. We compete on the basis of our technical expertise, technological innovation, our ability to deliver cost-effective multi-faceted services in a timely manner, our reputation and relationships with our customers, qualified and/or security-clearance personnel, and pricing. Our main competitors in Federal Solutions are U.S. federal systems integrators and service providers such as Booz Allen Hamilton, CACI International Inc, Leidos Holdings, Inc., ManTech International Corporation, and Science Applications International Corporation. Our main competitors in Critical Infrastructure include AECOM, Jacobs Solutions Inc., Stantec, Tetra Tech, Inc., and WSP.

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

Human Capital Management

We are committed to enhancing our position as a leading employer in our industry and aim to do this through providing a positive employee experience. Our culture and reputation as a leading provider of technology-driven solutions in the defense, intelligence and critical infrastructure markets enables us to recruit and retain some of the best available talent across the globe.

Our professionals are highly educated, with a wide range of technical acumen and in-depth domain knowledge and expertise. Our employees hold more than 18,000 degrees and professional credentials, including those with registrations and certifications in technical areas like Agile Methodology, Project Management, Engineering, Environmental, Architecture, Technology and Security as of December 31, 2022. Our diverse teams understand our clients and are comprised of technology subject matter experts and professionals with deep knowledge and experience. Approximately 25% of our employees, including 64% of the employees in our Federal Solutions business segment, hold security clearances as of that date. Of those holding such clearances in Federal Solutions, approximately 55% are Sensitive Compartmented Information Level clearances, which often require the completion of a polygraph.

Diversity, Equity and Inclusion

Embracing diversity, equity and inclusion (DEI) in all aspects of our business is fundamental to our corporate culture and vital to our continued growth and success. Our DEI Council is composed of a diverse cross section of employees in the organization, representing different markets, regions, disciplines, and levels. As an employer of choice, we are invested in attracting and developing top talent. To that end, we believe that to make continued progress we must implement effective initiatives built into the employee life cycle. Our DEI initiatives embody the unique qualities of our employees and encourage a workforce comprised of people with diverse backgrounds, beliefs, and experiences. We are proud of our evolving culture to promote diversity, equity and inclusion to foster a sense of belonging.

We believe in doing right by the communities we serve, and we have policies prohibiting discrimination (age, race or ethnicity, gender/gender identity, religion, sexual orientation, or disability), child labor and human trafficking. We believe that Parsons is the place for our diverse employees to make a difference.  In 2022, we added a diversity goal to our short-term incentive plan design to drive desired outcomes and higher overall representation for global female representation and US ethnicity representation.  In both areas, we have seen an overall increase (1% for female global representation and 3% in US ethnicity representation) since 2021. This improvement was largely attributed to strong hiring in 2022 globally and lower overall attrition.

Engagement

We pulse our workforce annually through an employee engagement survey and the data these surveys provide help us identify areas where our culture is evolving and key strategic areas where we need to continue to focus our energies to improve employee engagement and the employee experience. This data is critical in guiding our cultural journey to become a more dynamic, entrepreneurial, and creative place to work.

This year, we saw some of our highest participation rates among our business groups and functions in years, with an overall response of 48 percent, which is higher than last year’s overall rate of 40 percent. We are also pleased that our employee satisfaction statement trended slightly more positive than last year with 74 percent of our employees responding positively (and only 7 percent negatively, with the remainder being neutral). At the highest level, our results describe an organization with a strong performance-driven and team-based culture.

Employee Recognition

As a people first organization, we are dedicated to recognizing employee performance and promoting a culture of recognition. We are immensely proud to maintain a formal employee recognition program that is 100% developed and maintained in-house. We approach company culture this way: recognition is a mindset.

The Distinguished Recognition and Incentive Program, affectionately known as the DRIVE Program, recognizes, rewards, and encourages high-caliber work. The DRIVE program is comprised of nine distinct award levels, each with its own criteria, workflow, and rewards – some monetary and some non-monetary. The program is open to all part- and full-time employees around the globe, and awards can be distributed from supervisor to team or team member, individual contributor to supervisor, and from peer to peer. That flexibility is what we are most proud of—no employee is unable to recognize someone else or be recognized themself. In 2022, we are pleased that over 2,500 DRIVE awards were conveyed to our employees with monetary awards totaling over $3.8 million.

Mentoring

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

In 2022, Parsons recognized a 24% increase over 2021 mentor/mentee parings. The average number of vice presidents (VPs) and above in the available mentor pool averages 150, which is an increase of 5% over 2021. 67% of available VP mentors currently mentor one or more employees.

Career Development

•

Strategic Leadership Program – This program is aimed at bringing new and different perspectives to corporate operations and strategic planning efforts, to communicate how the corporation works across the organization and to provide leadership experience and development opportunities for high potential leaders.

•

Lead & Engage Program – This program is designed to help managers develop the skills and knowledge required to provide the support, guidance, and coaching Parsons’ employees need to succeed in a work environment that is increasingly more disruptive, distributed, and diverse. Participants complete a structured curriculum, consisting of a series of learning events, both facilitated and self-study, designed to help managers further their development around a set of critical behaviors necessary to excel in the role as a people manager.

•

Fellows Program - recognizes our top technical experts and promotes innovation in solving our customers’ most difficult technical challenges. It is a collaborative network of over forty selected motivated and passionate subject matter experts working to solve technical challenges through either strategic research and development or through the development of long-term technical policies and best practices. The program defines its success through engagement, mentorship, and retention. Every benefit that collaboration among the Fellows offers is expressed by the idea that the individual is brilliant, but a group of brilliant individuals acting as one can be more powerful and enable Parsons to accomplish even more in our quest to deliver a better world.

•

Technical Career Path - demonstrates two distinct career progressions for technical employees across our organization: one that follows a management path, the other that can be followed as an individual contributor. The Technical Career Path coupled with an integrated competency model and Workday tools such as the Opportunity Graph are resources designed to improve the quality of manager-employee career discussions and, ultimately, career movement.

Employee Stock Ownership Plan

At December 31, 2022, approximately 6,184 of our employees participated in our Employee Stock Ownership Plan (ESOP).  Thus, our employees own approximately 40% of the total outstanding shares in the ESOP.  In December 2020, the board of directors approved an amendment to the ESOP to provide greater diversification rights to participants.  The amendment provides that, with respect to all diversifications elected or processed after January 1, 2021, the definition of a qualified participant shall mean a participant who has attained the age of 50 and who has completed at least three years of participation in the ESOP and other criteria.  Each qualified participant shall generally be permitted to direct the ESOP as to the diversification of 50% of the value of the eligible vested portion of the participant’s ESOP account.  Further, in January 2021, the board of directors approved an amendment to the ESOP whereby distributions to participants in the Plan were modified as follows: (1) the threshold amount of an ESOP participant’s balance to be eligible for a single lump sum distribution was increased from $20,000 or less to $500,000 or less; (2) the threshold balance for a participant to be eligible to receive payment in two annual installments was increased from $40,000 or less to $750,000 or less; and (3) the threshold balance for a participant to be eligible to receive payment in three annual installments was increased to greater than $750,000.  This change was made to facilitate greater flexibility for certain eligible participants to receive their balances in fewer installments and to accelerate the increase in publicly traded float for the Company’s common stock. In April 2022, the board of directors approved an amendment providing for lump sum distributions to participants and removing the annual installments. Annual diversification elections and five-year vested termination distributions are not impacted by this amendment and will still occur annually and over installments as outlined in the Plan.

Employee Stock Purchase Plan

At the 2020 Annual Meeting of Parsons’ Shareholders, the shareholders approved the implementation of the Employee Stock Purchase Plan (ESPP).  The ESPP provides an opportunity for eligible employees (as defined in the ESPP) to purchase Parsons’ stock.  By participating in the ESPP, an eligible employee may purchase Parsons’ shares at a 5% discount from the New York Stock Exchange closing price at the end date for each offering period (June 30th and December 31st of each year).  In 2021, the Compensation and Management Development Committee of the Parsons’ Board of Directors approved a special three-month offering period for eligible employees of BlackHorse Solutions and its eligible subsidiary companies. During 2022 and 2021, our employees purchased approximately 131,000 and 161,000 shares, respectively, of Parsons’ stock.

Stock Repurchase Plan

      On August 9, 2021, the board of directors authorized Parsons Corporation to acquire a number of shares of common stock having an aggregate market value of not greater than $100,000,000 from time to time, commencing on August 12, 2021.  The Board authorized management to execute any agreements providing for the repurchase of the Company’s stock, subject to such conditions, on behalf of the company in such lots, blocks or other amounts, from such persons or entities, from such sources, on the open market, in privately negotiated transactions, or otherwise, on such terms and conditions, from time to time, in accordance with applicable federal and state regulations. As of December 31, 2022, the company had repurchased 1,193,466 shares of common stock at an average price per share of $36.62 (including commissions calculated at the average price per share) for a total amount of $43.7 million.

Intellectual Property

Our intellectual property portfolio consists of issued and pending patents as well as trademarks for many of our technologies. In addition, we maintain a number of trade secrets that we endeavor to protect to ensure their continuing availability to us. Our technical expertise is vital to our growth strategy, and we believe they are a core competitive advantage.  We have 37 registered patents and 15 pending patents in the United States and 4 pending patents internationally.  We have 80 trademarks and 6 pending trademark applications in the United States, and 114 trademarks and 18 pending trademark applications internationally. We also currently offer 25 products for sale to our global customers.

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

During the normal course of business, we perform research and development and technology consulting services and related products in support of our customers. Typically, these services do not depend on patent protection. In accordance with applicable law, our government contracts often provide government agencies certain data rights to our intellectual property. Government agencies may in turn provide to other contractors (including our competitors) the right to utilize our intellectual property. In addition, in the case of our work as a subcontractor, our prime contractor may also have certain rights to data, information and products we develop under the subcontract. At the same time, our government contracts often provide to us the right to utilize intellectual property owned by third parties.

Regulation

Our business is impacted by government procurement, anti-bribery, international trade, environmental, health and safety and other regulations and requirements. Below is a summary of some of the significant regulations that impact our business.

Government Procurement.    The services we provide to the U.S. Government are subject to Federal Acquisition Regulation, or FAR, Defense Federal Acquisition Regulation, or DFARS, the Truthful Cost and Pricing Data Act, Cost Accounting Standards, or CAS, the Services Contract Act, the False Claims Act, export controls rules and U.S. Department of Defense security regulations, as well as government agency policies and many other laws and regulations. These laws and regulations affect how we transact business with our clients and, in some instances, impose additional costs on our business operations. A violation of specific laws and regulations could lead to fines, contract termination or suspension of future contracts. Generally, our government clients can also terminate, renegotiate, or modify any of their contracts with us at their convenience, and many of our government contracts are subject to renewal or extension annually.

In 2019, the U.S. Department of Defense announced the development of Cybersecurity Maturity Model Certification (“CMMC”) as a framework to assess and enhance the cybersecurity posture of the Defense Industrial Base (“DIB”), particularly as it relates to controlled unclassified information within the supply chain. CMMC is designed to ensure that contractors providing services to the U.S. Department of Defense have implemented cybersecurity controls and processes to adequately protect information that resides on DIB systems and networks.  The U.S. Department of Defense issued an interim rule on September 29, 2020 to amend the Defense Federal Acquisition Regulation Supplement (DFARS) to include one new provision and two new contract clauses.  In March 2021, the Department conducted an assessment of the program and published “CMMC 2.0” based upon its findings.  CMMC 2.0 simplified the previous program structure and allowed self-assessment of compliance in certain cases.  Self-assessments generally would be allowed if the organization does not handle critical national security information.  All offerors that handle such information are expected to undergo appropriate third-party

CMMC assessment and achieve certification of Level 2 or 3 at the time of contract award.  Parsons is currently DFARS/NIST 800-17 compliant with an associated Supplier Performance Risk System score reported and is working toward CMMC Level 2 certification in 2023.

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

Executive Officers

Carey A. Smith was appointed Chairwoman of the Board of Directors on January 18, 2022, effective April 14, 2022.  She became the President and Chief Executive Officer on July 1, 2021 and was appointed to the board of directors in December 2020.  She was initially appointed as President and Chief Operating Officer in November 2019, Chief Operating Officer in November 2018 and led Parsons’ Federal Solutions business from November 2016. Before joining Parsons, Ms. Smith served in progressive leadership roles at Honeywell International Inc. (“Honeywell”) from 2011 to 2016, including President of the Defense and Space business unit. In total, Ms. Smith has 36 years of industry experience spanning the defense, intelligence and infrastructure markets. Ms. Smith serves on the Edison International board of directors, including on the Nominating and Governance and Safety and Operations Committees.  She serves on two non-profit company boards, as the Chairwoman of the Professional Services Council and INSA (Intelligence and National Security Alliance) working with government, industry and academia to promote national security, and she is a National Association of Corporate Directors (NACD) Directorship (NCADD.DC) and Cyber Certified. Ms. Smith received an honorary doctorate degree from Ohio Northern University, a Master of Science degree in electrical engineering from Syracuse University and a bachelor-of-science in electrical engineering from Ohio Northern University.  Ms. Smith was selected to serve on our board of directors because of the perspective and experience that she brings as our CEO and due to her significant industry and operations experience.

Matthew Ofilos was appointed Chief Financial Officer of Parsons Corporation effective July 25, 2022.  Mr. Ofilos previously served as the Parsons’ executive vice president of finance and brings more than twenty years of finance experience and a proven track record of delivering profitable growth and building high-performance finance teams to the role.  As executive vice-president, Mr. Ofilos led the company’s financial operations, including project controls, financial planning, accounting, treasury, and financial systems.  Prior to joining Parsons in 2021, he led multi-billion-dollar finance organizations, including those for Amazon Web Services (AWS) Worldwide Public Sector and Strategic Industry businesses.   Prior to AWS, he held roles of increasing responsibility at Raytheon, concluding his tenure as CFO for the Space and Command & Control businesses for the Intelligence, Information and Services segment.  Mr. Ofilos holds a Master of Business Administration from Boston University and a Bachelor of Science from Babson College.

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

Susan Balaguer was appointed as Chief Human Resources Officer of Parsons Corporation effective July 16, 2021.  Ms. Balaguer is responsible for all aspects of the human resources function, including benefits, recruitment, retention, and the employee lifecycle and employee experience for the company.  Ms. Balaguer has over thirty years of extensive experience in global human resources for public and private companies, and over twelve years of experience with public and private mergers and acquisitions, private equity, and large-scale business integrations.  Before joining Parsons in 2021, she served as the Chief Human Resources Officer at Serco North America and Engility.  She also previously served as the senior vice president of HR operations at CACI and, for over twenty years, she held progressive HR leadership positions at Raytheon.  Ms. Balaguer is an executive sponsor for the Diversity, Equity and Inclusion Council and sits on the Mid Atlantic Organizational Development Executive Roundtable.

Charles L. Harrington retired as our Executive Chairman effective April 14, 2022.

George L. Ball retired as our Chief Financial Officer effective September 30, 2022.  He was appointed as a member of the Parsons Corporation Board of Directors effective July 25, 2022.

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

•

We have operations in the Middle East, neighboring regions, and other regions across the globe, and these regions may experience turmoil, political upheaval and similar crises that may impact our current projects, future business and financial stability.

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

•

Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by pandemics, epidemics, or other public health emergencies, such as the global COVID-19 pandemic and variants thereof. The pandemic resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. While many of these restrictions have been removed or reduced, the spread of new variants or viruses may result in the imposition of additional restrictions.  In addition, governments and central banks in several parts of the world have enacted, or may enact in the future, fiscal and monetary stimulus measures to counteract the impacts of any such emergency.  The extent to which any emergency may impact our business will depend on future developments, which are highly uncertain and unpredictable, and the resultant financial impact cannot be estimated reasonably at this time but may materially adversely affect our ability to collect accounts receivables and our business, results of operations, financial condition and cash flows.  Further, the economic impact of such events may cause extreme volatility in financial and other capital markets which may continue to adversely impact our stock price and our ability to access capital markets. Health emergencies may also have the effect of heightening many of the other risks described in this Annual Report on Form 10-K for the year ended December 31, 2022, such as those relating to government spending and priorities.

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

The U.S. federal government and its agencies, including the military and intelligence community, collectively are our largest customer. In particular, it represents substantially all of the revenue of our Federal Solutions segment. Approximately 17% of accounts receivable as of December 31, 2022 and December 31, 2021 were derived from contracts with the U.S. federal government and its agencies. Our reputation and relationships with various U.S. government entities and agencies, and in particular with the U.S. Department of Defense, including the Missile Defense Agency and the United States Army, the Federal Aviation Administration, the United States intelligence community and the U.S. Department of Energy are key factors in maintaining and growing these revenues and winning new bids for new business. Negative press reports or publicity, regardless of accuracy, could harm our reputation. If our reputation or relationships with government agencies were to be negatively affected, or if we are suspended or debarred from contracting with government agencies for any reason, the amount of business with government and other customers would decrease and our financial condition and results of operations could be adversely affected.

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

We are subject to income taxes in the U.S. and numerous foreign jurisdictions.  Many tax jurisdictions, including the U.S., have called for comprehensive changes to fiscal and tax policies that could significantly impact how we are taxed on our domestic and foreign earnings.  Such changes, if enacted into law, could increase our effective tax rate and have a material adverse impact on our financial condition and results of operations. For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to currently deduct research and development expenditures in the year incurred and requires taxpayers to amortize such expenditures over five years for tax purposes.  While the most significant impact of this provision is to cash tax liability for 2022, the tax year in which the provision took effect, the impact will decline annually over the five-year amortization period to an immaterial amount beginning in year six.

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

12% of our revenue during fiscal 2022, 11.0% of our revenue during fiscal 2021 and 11.5% of our revenue during fiscal 2020 was derived from our operations through consolidated joint ventures. In addition, 5.1% of our revenue during fiscal 2022, 5.6% of our revenue during fiscal 2021 and 4.4% of our revenues in fiscal 2020 related to services we provided to our unconsolidated joint ventures, where control resides with unaffiliated third parties, and 8.8% of our operating income during fiscal 2022, 27.8% of our operating income during fiscal 2021 and 16.9% of our operating income during fiscal 2020 was derived from equity in our unconsolidated joint ventures. As with most joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture partners and we typically have joint and several liability with our joint venture partners under the applicable contracts for joint venture projects. These factors could potentially adversely impact the business and operations of a joint venture and, in turn, our business and operations.

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

We have investments in and commitments to joint ventures with unrelated parties. These joint ventures from time to time may borrow money to help finance their activities and, in some circumstances, we may be required to provide guarantees of the obligations of our affiliated entities. At December 31, 2022, we had $106.8 million of letters of credit and guarantees that relate to joint ventures. If these entities are not able to honor their obligations under the guarantees, we may be required to expend additional resources or suffer losses, which could be significant.

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

Revenue derived from fixed-price contracts represented 27% of our total revenue during fiscal 2022, 26% of our total revenue during fiscal 2021, and 32% of our total revenue during fiscal 2020. When making proposals on fixed-price contracts, we rely heavily on our estimates of costs, scope and timing for completing the associated projects, as well as assumptions regarding technical issues. In particular, contracts in our Critical Infrastructure segment are often won in a hard-bid process, in which clients primarily select the lowest price from a qualified bidder with the understanding that they will not pay above the bid amount, even if we perform work beyond the initial scope of our contract. In each case, our failure to accurately estimate costs, scope or the resources and technology needed to perform our contracts or to effectively manage and control our costs during the performance of work could result, and in some instances has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in connection with the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control, such as performance failures of our subcontractors, natural disasters or other force majeure events, could make our contracts less profitable than expected or unprofitable.

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

As of December 31, 2022, we had goodwill and intangible assets of $1.9 billion. Goodwill is tested for impairment annually, or more often if indicators of potential impairment exist, and intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Examples of events or changes in circumstances indicating that the carrying value of goodwill may not be recoverable could include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key contracts, customer relationships, or personnel that affect current and future operating cash flows of the reporting unit. Any future impairment of goodwill or other intangible assets would have a negative impact on our profitability and financial results.

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

Revenue attributable to our services provided outside of the United States as a percentage of our total revenue was 24.9% in 2022, 25.0% in 2021 and 24.5% in 2020. There are risks inherent in doing business internationally, including:

•	imposition of governmental controls and changes in laws, regulations or policies;
•	political and economic instability and turmoil internationally, including countries in the Middle East;
•	civil unrest, acts of terrorism, force majeure, war, or other armed conflict;
•	greater physical security risks;
•	changes in U.S. and other national government trade policies affecting the markets for our services;
•	changes in regulatory practices, tariffs and taxes;
•

potential non-compliance with a wide variety of laws and regulations, including anti-corruption, U.S. export controls and economic and trade sanctions, and anti-boycott laws and similar non-U.S. laws and regulations;

•	changes in labor conditions;
•	logistical and communication challenges;

•	currency exchange rate fluctuations, devaluations and other conversion restrictions; and
•	health and safety concerns, including those related to the COVID-19 pandemic, variants and other potential epidemics.

Any of these factors could have a material adverse effect on our business, financial condition or results of operations.

We have operations in the Middle East, neighboring regions, and other regions across the globe, and these regions may experience turmoil, political upheaval or similar crises that may impact our current projects, future business and financial stability.

We currently have operations in the Middle East, including in Oman, Qatar, Saudi Arabia and the United Arab Emirates. These countries experience frequent political turmoil such as the tensions among Qatar and several of its neighbors, including Saudi Arabia and the United Arab Emirates. Further, we may undertake work in other countries that may experience turmoil, political upheaval, or other similar crises.  This uncertainty may affect our ability to continue our projects in these regions due to lack of resources, local support, and safety for our workers. If we are unable to finish these projects, it is likely that our finances will be impacted. Furthermore, we may experience liability regarding our employees and their safety and security in these locations. We also may incur material costs to maintain the safety of our personnel. Despite these precautions, the safety of our personnel in these locations may continue to be at risk. Acts of terrorism and threats of armed conflicts in or around various areas in which we operate could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts, or the loss of key employees, contractors or assets.

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

As of December 31, 2022, our total backlog was $8.2 billion, of which $4.5 billion was funded. Our backlog includes orders under contracts that can extend for several years, and in some cases, contracts that extend for more than 10 to 15 years. We historically have not realized all of the revenue included in our total backlog, and we may not realize all of the revenue included in our total backlog in the future. There is a somewhat higher degree of risk in this regard with respect to unfunded backlog and backlog related to unexercised options years and IDIQ contracts for which task orders have not yet been issued. In addition, there can be no assurance that our backlog will result in actual revenue in any particular period. This is because the actual receipt, timing and amount of revenue under contracts included in backlog are subject to various contingencies, including congressional appropriations, many of which are beyond our control. In particular, delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions could adversely affect our ability to timely recognize revenue under our contracts included in backlog. Furthermore, the actual receipt of revenue from contracts included in backlog may never occur or may be delayed because: a program schedule could change or the program could be canceled; a contract’s funding or scope could be reduced, modified, delayed or terminated early, including as a result of a lack of appropriated funds or as a result of cost cutting initiatives and other efforts to reduce government spending; in the case of funded backlog, the period of performance for the contract has expired; in the case of unfunded backlog, funding may not be available; in the case of backlog related to unexercised option years, the contract option is not yet exercised or may ever be exercised; and, in the case of backlog related to IDIQ contracts where task orders have not been issued, no further task orders may be issued. In addition, headcount growth is the primary means by which we are able to achieve revenue growth. Any inability to hire additional appropriately qualified personnel or failure to timely and effectively deploy such additional personnel against funded backlog could negatively affect our ability to grow our revenue. We may also not recognize revenue on funded backlog due to, among other reasons, the tardy submissions of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the U.S. government’s fiscal year. The amount of our funded backlog is also subject to change, due to, among other factors: changes in appropriations that reflect changes in government policies or priorities resulting from various military, political, economic or international developments; changes in the use of government contracting vehicles, and the provisions therein used to procure our services; and adjustments to the scope of services under, or cancellation of contracts, by the applicable government at any time. Furthermore, even if our backlog results in revenue, the contracts may not be profitable.

If we cannot collect our receivables or if payment is delayed, our business may be adversely affected by our inability to generate cash flow, provide working capital or continue our business operations.

As of December 31, 2022, our accounts receivable, net was $717.3 million. We depend on the timely collection of our receivables to generate cash flow, provide working capital and continue our business operations. If our customers fail to pay or delay the payment of invoices for any reason, our business and financial condition may be materially and adversely affected. Our customers have in the past and may in the future delay or fail to pay invoices for a number of reasons, including lack of appropriated funds, lack of an approved budget or as a result of audit findings by government regulatory agencies. We also experience longer payment cycles in the Middle East. We cannot assure you that we will collect all our accounts receivable in excess of our allowance for doubtful accounts in a timely manner, which would impact our cash flows.

The agreements governing our debt contain a number of restrictive covenants which may limit our ability to finance future operations, acquisitions or capital needs or engage in other business activities that may be in our interest.

As of December 31, 2022, our total indebtedness was approximately $744 million.  Our Credit Agreement and the agreements governing our Senior Notes and Convertible Notes contain a number of covenants that impose operating and other restrictions on us and our subsidiaries. Such restrictions affect or will affect, and in many respects limit or prohibit our ability and the ability of our subsidiaries to, among other things:

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

We have entered into twenty-three union labor or collective bargaining agreements as of December 31, 2022. The outcome of any future negotiations relating to union representation or collective bargaining agreements for these or other employees in the future may not be favorable to us. We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefit expenses. In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations. If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

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

At December 31, 2022, we had 146,132,016 shares of our common stock issued and 104,702,996 outstanding. Of these shares, 63,742,151 shares are owned by the ESOP, 40,960,845 shares are publicly owned, and 41,429,020 shares are Treasury stock.  We are party to a registration rights agreement with the ESOP Trustee, providing the ESOP with certain demand registration rights related to shares held by the ESOP in the event the ESOP Trustee determines in good faith, in exercising its fiduciary duties under ERISA, that the ESOP is required to sell its shares, which we believe is only likely to occur if our business, financial condition or results of operations have materially and adversely deteriorated.

Qualifying ESOP participants have the right to receive distributions of shares of our common stock from the ESOP and can sell such shares in the market.

As of December 31, 2022, there were 63,742,151 shares of common stock held in the ESOP. Shares held in the ESOP are eligible for sale in the public market, subject to applicable Rule 144 limitations, vesting restrictions and any applicable market standoff agreements and lock-up agreements. Participants are generally entitled to distributions from the ESOP only following termination of employment or upon death and in order to diversify their accounts upon attaining a specified age and completing a specified number of years of service. As previously noted in the section of Part 1, Item 1 entitled “Employee Stock Ownership Plan”, in December 2020, the board of directors approved an amendment to the Employee Stock Ownership Plan to provide more flexible diversification rights for participants, and in January 2021, the board of directors approved the modification of the thresholds for distributions to participants in the ESOP effective March 1, 2021. In April 2022, the board of directors approved an amendment providing for lump sum distributions to participants and removing the annual installments. Annual diversification elections and five-year vested termination distributions are not impacted by this amendment and will still occur annually and over installments as outlined in the Plan.

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

We have an aggregate of 853,867,984 shares of common stock authorized but not outstanding and not reserved for issuance under our 2021 Plan, under our existing Incentive Plans or otherwise. We may issue all of these shares without any action or approval by our stockholders. The issuance of additional shares could be dilutive to existing holders. We historically have made annual contributions of our common stock to the ESOP. We made contributions of 1,188,129 shares in fiscal 2022, 1,631,477 shares in fiscal 2021, and 1,522,381 shares in fiscal 2020 of our common stock to the ESOP and intend to continue to make annual contributions in shares of our common stock to the ESOP. In fiscal 2022, 2021 and 2020, we made annual contributions to the ESOP in shares of our common stock in the amount of 8% of the participants’ cash compensation for the applicable year (net of shares forfeited by participants in the applicable year).   For future fiscal years, the annual contribution to the ESOP shall be in amounts as determined by the board of directors.

Your ability to influence corporate matters may be limited because the ESOP beneficially owns a majority of our stock and therefore our ESOP participants, voting the shares allocated to them under the ESOP, or the ESOP Trustee, who will have the right to vote shares for which no voting instructions are provided by employees, could have substantial control over us.

Our common stock has one vote per share. The ESOP beneficially owns approximately 61% of our outstanding common stock, 40% of which is owned by employees of Parsons Corporation. Under the terms of the ESOP, each participant has the ability to direct the ESOP Trustee on the voting of the shares allocated to his or her account under the ESOP. However, the ESOP Trustee will vote any shares that a participant does not direct the voting, or any shares that are held by the ESOP which are not allocated to participants’ accounts. As such, the ESOP Trustee may be able to exercise a greater influence than otherwise over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

The ESOP holds common stock representing approximately 61% of the voting power of our common stock as of December 31, 2022. As a result, we are considered a “controlled company” for the purposes of New York Stock Exchange (“NYSE”) rules and corporate governance standards. As a controlled company, we are exempt from certain NYSE corporate governance requirements, including those that would otherwise require our board of directors to have a majority of independent directors and require that we either establish compensation and nominating and corporate governance board committees, each comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees for directors are determined or recommended to the board of directors by the independent members of the board of directors. While we intend to have a majority of independent directors, and our compensation and nominating and corporate governance committees to consist entirely of independent directors, we may decide at a later time to rely on one of the “controlled company” exemptions. Accordingly, our common stock may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located in Centreville, Virginia. As of December 31, 2022, we leased 257 commercial facilities (including our headquarters) with an aggregate of approximately 2.8 million square feet of space across 34 U.S. states and 17 countries used in connection with the various services rendered to our customers. Additionally, we operate at several customer-accredited Sensitive Compartmented Information Facilities, which are highly specialized, secure facilities used to perform classified work for the United States intelligence community. We also have employees working at customer sites throughout the U.S. and in other countries. We believe our facilities are adequate for our current and presently foreseeable needs.

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

In September 2015, a former Parsons employee filed an action in the United States District Court for the Northern District of Alabama against us as a qui tam relator on behalf of the United States (the “Relator”) alleging violation of the False Claims Act. The plaintiff alleges that, as a result of these actions, the United States paid in excess of $1 million per month between February and September 2006 that it should have paid to another contractor, plus $2.9 million to acquire vehicles for the contractor defendant to perform its security services. The lawsuit sought (i) that we cease and desist from violating the False Claims Act, (ii) monetary damages equal to three times the amount of damages that the United States has sustained because of our alleged violations, plus a civil penalty of not less than $5,500 and not more than $11,000 for each alleged violation of the False Claims Act, (iii) monetary damages equal to the maximum amount allowed pursuant to §3730(d) of the False Claims Act, and (iv) Relator’s costs for this action, including recovery of attorneys’ fees and costs incurred in the lawsuit. The United States government did not intervene in this matter as it is allowed to do so under the statute. The parties are concluding discovery and we anticipate that the court will hear dispositive and/or pre-trial motions in early or mid-2023.  Depending upon the court’s rulings upon such motions, a trial may be scheduled in 2023.

At this time, the Company is unable to determine the probability of the outcome of the litigation or determine a potential range of loss, if any.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NYSE under the ticker symbol “PSN”.

Dividend Policy

During the years ended December 31, 2022, 2021 and 2020, the Company did not declare any dividends. We currently do not intend to declare or pay any cash dividends in the foreseeable future. Any determination to pay dividends on our capital stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, restrictions under our Senior Notes issued in a private placement in 2014, or the Convertible Senior Notes, Delayed Draw Term Loan and Credit Agreement, and other factors that our board of directors considers relevant.

Shareholders

According to the records of our transfer agent, there were three shareholders of record as of February 6, 2023.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2022 regarding compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	-			1,580,440	(2)
Equity compensation plans not approved by security holders	1,621,155	(3)		9,180,697	(4)
Total	1,621,155			10,761,137
(1)	Consists of the 2020 Employee Stock Purchase Plan.
(2)

Amount represents 1,580,440 shares remaining available for future issuance under the 2020 Employee Stock Purchase Plan (of which 60,381 shares were purchased pursuant to the offering period that ended on December 31, 2022).

(3)	Amount represents the sum of 1,621,155 shares of common stock subject to outstanding RSU and PSU awards under the 2019 Incentive Plan (with PSU awards reflected at “target” levels),
(4)

Amount represents 9,180,697 shares remaining available for future issuance under the 2019 Incentive. The number of shares of our common stock initially reserved for issuance under awards granted pursuant to the 2019 Incentive Plan is equal to 11,700,000 shares. In no event will more than 11,700,000 shares be issued pursuant to awards under the 2019 Incentive Plan.

Performance Graph

The following graph compares the cumulative total return, from the date of the Company’s initial public offering (“IPO”) through December 31, 2022, to shareholders of Parsons Corporation common stock relative to the cumulative total returns of the Russell 2000 Index and the Standard and Poor’s IT Consulting & Other Services Index. The graph assumes that the value of the initial investment in our common stock and each of the two indexes was $100 on May 8, 2019, the date of the Company’s IPO, and tracks it through December 31, 2022 (including reinvestment of dividends).  The stock performance included in this graph is not necessarily indicative of future stock price performance.

	5/8/19	12/19	12/20	12/21	12/22

Parsons Corp.	100.00	137.28	121.08	111.91	153.81
Russell 2000	100.00	105.95	127.10	145.93	116.11
S&P Composite 1500 IT Consulting & Other Services	100.00	103.18	117.05	161.45	123.35

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our 2023 Proxy Statement.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

       On August 9, 2021, the Company’s Board of Directors authorized the Company to acquire a number of shares of Common Stock having an aggregate market value of not greater than $100,000,000 from time to time, commencing on August 12, 2021. Repurchased shares of common stock are retired and included in “Repurchases of common stock” in cash flows from financing activities in the Consolidated Statements of Cash Flows. As of December 31, 2022, the Company has spent $43.7 million (which includes commissions paid of $24 thousand) repurchasing 1,193,466 shares of Common Stock at an average price of $36.62 per share.

The following table presents the Company’s purchase of equity securities for the three months ended December 31, 2022.

Period	(a) Total number of shares (or units purchased)	(b) Average price paid per share (or unit) (1)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans programs
October 1 to 31, 2022	-	$-	-	$58,799,141
November 1 to 30, 2022	-	$-	-	58,799,141
December 1 to 31, 2022	52,432	$47.68	52,432	56,299,193
Total	52,432	$47.68	52,432	$56,299,193
(1)	Includes commissions and calculated at the average price per share

Item 6. Reserved

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
Lead smart, sustainable infrastructure deployment

Federal Solutions
Deliver information dominance across all domains

FINANCIAL SNAPSHOT

$4.2B
Total Revenue (FY 2022)

Federal Solutions
53%
Critical Infrastructure
47%

$353M
Adjusted EBITDA (FY 2022)

Federal Solutions
57%
Critical Infrastructure
43%

KEY FACTS AND FIGURES

78
Years Of History

~ 17K
Employees

$238M
Cash Flow From Operations (FY 2022)

1.0X
Book-To-Bill Ratio (FY 2022)

$8.2B
Backlog As Of 12/31/2022

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

Key Metrics

We manage and assess the performance of our business by evaluating a variety of metrics. The following table sets forth selected key metrics (in thousands, except Book-to-Bill):

	Fiscal Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Awards	$4,274,721	$4,565,792	$4,195,646
Backlog (1)	$8,179,245	$8,346,937	$8,093,258
Book-to-Bill	1.0	1.2	1.1
(1)

Difference between our backlog of $8.2 billion and our remaining unsatisfied performance obligations, or RUPO, of $5.7 billion, each as of December 31, 2022, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

Awards

Awards generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Contract awards include both new and re-compete contracts and task orders. Given that new contract awards generate growth, we closely track our new awards each year.

The following table summarizes the total value of new awards for the periods presented below (in thousands):

	Fiscal Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Federal Solutions	$1,921,123	$2,458,528	$2,175,221
Critical Infrastructure	2,353,598	2,107,264	2,020,425
Total Awards	$4,274,721	$4,565,792	$4,195,646

The change in new awards from year to year is primarily due to ordinary course fluctuations in our business. The volume of contract awards can fluctuate in any given period due to win rate and the timing and size of the awards issued by our customers. The change in new awards in our Federal Solutions segment for the year ended December 31, 2022 when compared to the corresponding period last year was primarily due to a significant contract awarded in the second quarter of 2021. The awards in Critical Infrastructure for the year ended December 31, 2022 were higher primarily due to several new awards and a large contract value increase during 2022.

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

The following table summarizes the value of our backlog at the respective dates presented (in thousands):

	As of
	December 31, 2022	December 31, 2021	December 31, 2020
Federal Solutions:
Funded	$1,257,537	$1,414,985	$1,176,049
Unfunded	3,586,791	3,906,678	4,009,156
Total Federal Solutions	4,844,328	5,321,663	5,185,205
Critical Infrastructure:
Funded	3,280,701	2,957,968	2,830,318
Unfunded	54,216	67,306	77,735
Total Critical Infrastructure	3,334,917	3,025,274	2,908,053
Total Backlog (1)	$8,179,245	$8,346,937	$8,093,258
(1)

Difference between our backlog of $8.2 billion and our RUPO of $5.7 billion, each as of December 31, 2022, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

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

We expect to recognize $3.1 billion of our funded backlog at December 31, 2022 as revenues in the following twelve months. However, our U.S. federal government customers may cancel their contracts with us at any time through a termination for convenience or may elect to not exercise option periods under such contracts. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed. See “Risk Factors—Risks Relating to Our Business—We may not realize the full value of our backlog, which may result in lower than expected revenue.”

The change in backlog in our Federal Solutions segment between 2022 and 2021 was impacted by from higher revenue activity in 2022 compared to 2021, partially offset by contributions of $0.2 billion from business acquisitions. The change in backlog in our Critical Infrastructure segment between 2022 and 2021 was primarily from ordinary course fluctuations in our business and the impacts related to awards discussed above. The changes in backlog in our Federal Solutions segment between 2021 and 2020 included contributions of $0.1 billion from business acquisitions. The change in backlog in our Critical Infrastructure segment between 2021 and 2020 was primarily from ordinary course fluctuations in our business and the impacts related to awards discussed above. Our backlog will fluctuate in any given period based on the volume of awards issued and the rate of revenue generated from our existing contracts.

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

	Fiscal Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Federal Solutions	0.9	1.3	1.1
Critical Infrastructure	1.2	1.2	1.0
Overall	1.0	1.2	1.1

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

Acquired Operations

Xator Corporation

On May 31, 2022, the Company acquired Xator Corporation for $388.3 million. This strategic acquisition expands Parsons’ presence within the U.S. Special Operations Command, the Intelligence Community, Federal Civilian customers, and global critical infrastructure markets, while providing new customer access at the Department of State.  Xator also expands Parsons’ customer base and brings differentiated technical capabilities in critical infrastructure protection, counter-unmanned aircraft systems (cUAS), intelligence and cyber solutions, biometrics, and global threat assessment and operations, increasing our addressable market in both the Federal Solutions and Critical Infrastructure segments. The financial results of Xator have been included in our consolidated results of operations from May 31, 2022 onward.

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

The table below presents the percentage of total revenue for each type of contract.

	Fiscal Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Fixed-price	27%	26%	32%
Time-and-materials	28%	28%	26%
Cost-plus	45%	46%	42%

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

The Company is involved in a significant volume of contracts with the United States federal government and state and local governments. Approximately 53%, 52%, and 49% of consolidated revenues for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively were derived from contracts with the United States federal government. No other customers represented 10% or more of consolidated revenues or accounts receivable in any of the periods presented.

Joint Ventures

We conduct a portion of our business through joint ventures or similar partnership arrangements. For the joint ventures we control, we consolidate all the revenues and expenses in our consolidated statements of income (including revenues and expenses attributable to noncontrolling interests). For the joint ventures we do not control, we recognize equity in earnings of unconsolidated joint ventures. Our revenues included $215.2 million in 2022, $204.7 million in 2021, and $172.2 million in 2020 related to services we provided to our unconsolidated joint ventures.

Operating costs and expenses

Operating costs and expenses primarily include direct costs of contracts and selling, general and administrative expenses. Costs associated with compensation-related expenses for our people and facilities, which includes ESOP contribution expenses, are the most significant component of our operating expenses. In 2022, 2021 and 2020, we made annual contributions to the ESOP in the amount of 8% of the participants’ cash compensation for the applicable year.  Total ESOP contribution expense was $54.7 million for 2022, $54.9 million for 2021, and $55.3 million for fiscal 2020, and is recorded in “Direct cost of contracts” and “Selling, general and administrative expenses.” We expect operating expenses to increase due to our anticipated growth. However, on a forward-looking basis, we generally expect these costs to decline as a percentage of our total revenue as we realize the benefits of scale.

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

Interest expense consists of interest expense incurred under our Senior Notes, Convertible Senior Notes, Credit Agreement and Delayed Draw Term Loan.

Other income, net primarily consists of gain or loss on sale of assets, sublease income and transaction gain or loss related to movements in foreign currency exchange rates.

Year ended December 31, 2022 compared to year ended December 31, 2021

The following table sets forth our results of operations for fiscal 2022 and fiscal 2021 as a percentage of revenue.

	Fiscal Year Ended
	December 31, 2022	December 31, 2021
Revenues	100.0%	100.0%
Direct costs of contracts	77.4%	76.7%
Equity in earnings of unconsolidated joint ventures	0.4%	1.0%
Selling, general and administrative expenses	18.5%	20.7%
Operating income	4.4%	3.6%
Interest income	0.0%	0.0%
Interest expense	(0.6)%	(0.5)%
Other income, net	0.1%	(0.1)%
Total other income benefit (expense)	(0.5)%	(0.5)%
Income before income tax expense	4.0%	3.1%
Income tax benefit (expense)	(0.9)%	(0.6)%
Net income including noncontrolling interests	3.0%	2.4%
Net income attributable to noncontrolling interests	(0.7)%	(0.7)%
Net income attributable to Parsons Corporation	2.3%	1.8%

Revenue

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2022	December 31, 2021	Dollar	Percent
Revenue	$4,195,272	$3,660,771	$534,501	14.6%

Revenue for the year ended December 31, 2022 compared to the prior year increased $534.5 million. This increase was primarily due to an increase in revenue in our Federal Solutions segment of $324.9 million and an increase in our Critical Infrastructure segment of $209.6 million. See “—Segment Results” below for further discussion.

Direct costs of contracts

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2022	December 31, 2021	Dollar	Percent
Direct cost of contracts	$3,248,550	$2,807,950	$440,600	15.7%

Direct cost of contracts for the year ended December 31, 2022 compared to the prior year increased $440.6 million This increase was primarily due to an increase in direct cost of contracts in our Federal Solutions segment of $272.6 million and an increase in our Critical Infrastructure segment of $168.0 million. The increases were primarily due to an increase in business volume from recent contract awards and business acquisitions.

 Equity in earnings of unconsolidated joint ventures

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2022	December 31, 2021	Dollar	Percent
Equity in earnings of unconsolidated joint ventures	$16,347	$36,862	$(20,515)	(55.7)%

Equity in earnings of unconsolidated joint ventures for the year ended December 31, 2022 decreased by $20.5 million compared to the prior year. The decrease was primarily related to change orders which delayed joint venture profits to future periods and a reduction in activity.

Selling, general and administrative expenses

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2022	December 31, 2021	Dollar	Percent
Selling, general and administrative expenses	$777,403	$757,237	$20,166	2.7%

SG&A expenses for the year ended December 31, 2022 increased by $20.1 million compared to the prior year. The increase in SG&A was primarily due to a $17.2 million increase from business acquisitions, a $12.6 million increase related to investments in future growth and general increases in operating costs, a $9.0 million increase in incentives, a $6.2 million increase in transaction related costs primarily related to business acquisition activity, and a $4.8 million increase in compensation costs related to equity-based awards. These increases were partially offset by a $25.0 million decrease in intangible asset amortization primarily related to the drop-off in intangible asset amortization from the Company’s older acquisitions offset by intangible amortization from the Company’s more recent acquisitions and a reduction in the Company’s liability insurance costs of $4.6 million.

Total other (expense) income

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2022	December 31, 2021	Dollar	Percent
Interest income	$966	$396	$570	143.9%
Interest expense	(23,185)	(17,697)	(5,488)	(31.0)%
Other income (expense), net	2,775	(2,557)	5,332	(208.5)%
Total other income (expense)	$(19,444)	$(19,858)	$414	(2.1)%

Interest expense increased for the year ended December 31, 2022 compared to the corresponding period last year primarily due to interest expense from borrowings under the Credit Agreement and Delayed Draw Term Loan, neither of which had outstanding balances during the year ended December 31, 2021. Interest expense for the year ended December 31, 2022 included $2.1 million associated with a make-whole payment and remaining unamortized debt issuance costs resulting from the repayment of all outstanding Senior Notes under the Company’s Private Placement.

The amounts in other income (expense), net, are primarily related to transaction gains and losses on foreign currency transactions and sublease income.

Income tax expense

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2022	December 31, 2021	Dollar	Percent
Income tax expense	$39,657	$23,636	$16,021	67.8%

Income tax expense increased in fiscal 2022 primarily due to an increase in earnings and a decrease in foreign tax credits, partially offset by a change in jurisdictional mix of earnings and nonrecurring write down of a foreign tax receivable included in 2021.

Our effective tax rate was 23.9% and 21.0% for the years ended December 31, 2022 and 2021, respectively.  The difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the year ended December 31, 2022 primarily relates to state income taxes and a recorded valuation allowance on foreign tax credit carryovers, offset in part by benefits related to income attributable to noncontrolling interest, earnings in lower tax jurisdictions and federal research tax credits. For the year ended December 31, 2021, the difference primarily relates to state income taxes and a recorded valuation allowance on foreign tax credit carryovers, a write down of a foreign tax receivable and an increase in executive compensation subject to IRC Section 162(m) limitations, offset by benefits related to income attributable to noncontrolling interest, release of uncertain tax positions, and federal research tax credits.

Effective for tax year 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to currently deduct research and development expenditures in the year incurred and requires taxpayers to amortize such expenditures over five years for tax purposes (15 years for foreign research and development expenditures). This provision resulted in additional cash tax liability and additional net deferred tax assets for the 2022 tax year of approximately $16 million. This 2022 additional cash tax liability was offset by other carryforward tax attributes. This provision is expected to increase our 2023 cash tax liability by approximately $12 million. The actual impact on 2023 cash tax liability will depend on the actual amount of research and development expenses incurred in 2023, among other factors. While the largest impact of this provision will be to our 2022 cash tax liability, the impact will continue to decline over the five-year amortization period and is expected to have an immaterial impact beginning in year six.

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

Total other (expense) income

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2021	December 31, 2020	Dollar	Percent
Interest income	$396	$787	$(391)	(49.7)%
Interest expense	(17,697)	(20,956)	3,259	(15.6)%
Other income (expense), net	(2,557)	3,767	(6,324)	(167.9)%
Total other income (expense)	$(19,858)	$(16,402)	$(3,456)	21.1%

Interest expense decreased in 2021 primarily due to early adoption of ASU 2020-06 in the first quarter of 2021, resulting in no interest expense related to amortization of the debt discount during 2021 compared to $3.8 million in 2020. Refer to “Note 2 – Summary of Significant Accounting Policies” and “Note 11 – Debt and Credit Facilities” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The amounts in other income (expense), net, are primarily related to transaction gains and losses on foreign currency transactions and sublease income.

Income tax expense

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2021	December 31, 2020	Dollar	Percent
Income tax expense	$23,636	$42,492	$(18,856)	(44.4)%

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

Non-GAAP Financial Measures:

(U.S. dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Other Information:
Adjusted EBITDA (1)	$352,782	$309,720	$342,621
Net Income Margin (2)	3.0%	2.4%	3.0%
Adjusted EBITDA Margin (3)	8.4%	8.5%	8.7%
(1)	A reconciliation of net income (loss) attributable to Parsons Corporation to Adjusted EBITDA is set forth below (in thousands).
(2)	Net Income Margin is calculated as net income including noncontrolling interest divided by revenue in the applicable period.
(3)	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by revenue in the applicable period.

	December 31, 2022	December 31, 2021	December 31, 2020
Net income attributable to Parsons Corporation	$96,664	$64,072	$98,541
Interest expense, net	22,219	17,301	20,169
Income tax expense (benefit)	39,657	23,636	42,492
Depreciation and amortization	120,501	144,209	127,980
Net income attributable to noncontrolling interests	29,901	24,880	20,380
Equity-based compensation	24,354	19,601	9,785
Transaction-related costs (a)	16,270	11,965	19,922
Restructuring (b)	213	736	2,193
Other (c)	3,003	3,320	1,159
Adjusted EBITDA	$352,782	$309,720	$342,621

(a)	Reflects costs incurred in connection with acquisitions, and other non-recurring transaction costs, primarily fees paid for professional services and employee retention.
(b)	Reflects costs associated with and related to our corporate restructuring initiatives.
(c)	Includes a combination of gain/loss related to sale of fixed assets, software implementation costs, and other individually insignificant items that are non-recurring in nature.

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

Adjusted EBITDA is not a U.S. GAAP measure of our financial performance or liquidity and should not be considered as an alternative to net income as a measure of financial performance or cash flows from operations as measures of liquidity, or any other performance measure derived in accordance with U.S. GAAP. We define Adjusted EBITDA as net income attributable to Parsons Corporation, adjusted to include net income attributable to noncontrolling interests and to exclude interest expense (net of interest income), provision for income taxes, depreciation and amortization and certain other items that we do not consider in our evaluation of ongoing operating performance. These other items include, among other things, impairment of goodwill, intangible and other assets, interest and other expenses recognized on litigation matters, expenses incurred in connection with acquisitions and other non-recurring transaction costs, equity-based compensation, and expenses related to our corporate restructuring initiatives. Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not reflect tax payments, debt service requirements, capital expenditures and certain other cash costs that may recur in the future, including, among other things, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. Management compensates for these limitations by relying on our U.S. GAAP results in addition to using Adjusted EBITDA supplementally. Our measure of Adjusted EBITDA is not necessarily comparable to similarly titled captions of other companies due to different methods of calculation.

See “Segment Results” below and "Note 20—Segments Information” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion regarding our segment Adjusted EBITDA attributable to Parsons Corporation

Segment Results

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests:

	Fiscal Year Ended
(U.S. dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$199,004	$162,733	$167,340
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	123,385	121,700	154,528
Adjusted EBITDA attributable to noncontrolling interests	30,393	25,287	20,753
Total Adjusted EBITDA	$352,782	$309,720	$342,621

Year ended December 31, 2022 compared to year ended December 31, 2021

Federal Solutions

	The Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2022	December 31, 2021	Dollar	Percent
Revenue	$2,212,987	$1,888,050	$324,937	17.2%
Adjusted EBITDA attributable to Parsons Corporation	$199,004	$162,733	$36,271	22.3%

The increase in Federal Solutions revenue for the year ended December 31, 2022 compared to the corresponding period last year was primarily due to increases from business acquisitions of $205 million, and increases in business volume from recent contract awards and increased activity on existing contracts.

The increase in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the year ended December 31, 2022 compared to the prior year was primarily due to increases in business volume, increases related to acquisitions, and a write down on a project in the corresponding period last year.

Critical Infrastructure

	The Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2022	December 31, 2021	Dollar	Percent
Revenue	$1,982,285	$1,772,721	$209,564	11.8%
Adjusted EBITDA attributable to Parsons Corporation	$123,385	$121,700	$1,685	1.4%

The increase in revenue for the year ended December 31, 2022 compared to the corresponding period last year was primarily due to an increase in business volume from recent contract awards, increased activity on existing contracts, increased hiring activity, and write downs on projects in the corresponding period last year.

 The increase in Critical Infrastructure Adjusted EBITDA attributable to Parsons for the year ended December 31, 2022 compared to the corresponding period last year was primarily due to increases in business volume, partially offset by reduced equity in earnings of $21.9 million and increased SG&A.

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

Critical Infrastructure

	The Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2021	December 31, 2020	Dollar	Percent
Revenue	$1,772,721	$2,007,036	$(234,315)	-11.7%
Adjusted EBITDA attributable to Parsons Corporation	$121,700	$154,528	$(32,828)	-21.2%

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

Liquidity and Capital Resources

We currently finance our operations and capital expenditures through a combination of internally generated cash from operations, our Senior Notes, Convertible Senior Notes, Delayed Draw Term Loan and periodic borrowings under our Revolving Credit Facility.

Generally, cash provided by operating activities has been adequate to fund our operations. Due to fluctuations in our cash flows and growth in our operations, it may be necessary from time to time in the future to borrow under Credit Agreement to meet cash demands. Our management regularly monitors certain liquidity measures to monitor performance. We calculate our available liquidity as a sum of cash and cash equivalents from our consolidated balance sheet plus the amount available and unutilized on our Credit Agreement and Delayed Draw Term Loan.

As of December 31, 2022, we believe we have adequate liquidity and capital resources to fund our operations, support our debt service and support our ongoing acquisition strategy for at least the next twelve months based on the liquidity from cash provided by our operating activities, cash and cash equivalents on-hand and our borrowing capacity under our Revolving Credit Facility.

During October 2022, we prepaid the private placement debt of $200.0 million with borrowings under the revolving credit facility and subsequently borrowed $350.0 million on the 2022 Delayed Draw Term Loan. Proceeds from the Delayed Draw Term Loan were used to pay down the borrowings under the revolving credit facility. See “Note 11 – Debt and Credit Facilities” in the notes to the consolidated financial statements in this Form 10-K for further information.

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

Accounts receivable is the principal component of our working capital and is generally driven by revenue growth. Accounts receivable includes billed and unbilled amounts.  The total amount of our accounts receivable can vary significantly over time but is generally sensitive to revenue levels. We experience delays in collections from time to time from Middle East customers. Net days sales outstanding, which we refer to as net DSO, is calculated by dividing (i) accounts receivable (net of project accruals, billings in excess of revenue and accounts payable) by (ii) average revenue per day (calculated by dividing trailing twelve months revenue by the number of days in that period).  We focus on collecting outstanding receivables to reduce net DSO and working capital. Net DSO was 69 days at December 31, 2022, up from 68 days at December 31, 2021.  DSO was 64 days at December 31, 2020. Our working capital (current assets less current liabilities) was $611.7 million at December 31, 2022, $601.6 million at December 31, 2021 and $655.7 million at December 31, 2020.

Our cash, cash equivalents and restricted cash decreased by $81.3 million to $262.5 million at December 31, 2022 from $343.9 million at December 31, 2021. This compares to a decrease in cash, cash equivalents and restricted cash of $143.3 million to $343.9 million at December 31, 2021 from $487.2 million at December 31, 2020.

The following table summarizes our sources and uses of cash over the periods presented (in thousands):

	Fiscal Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net cash provided by operating activities	$237,526	$205,574	$289,161
Net cash used in investing activities	(417,468)	(240,907)	(346,369)
Net cash provided by (used in) financing activities	100,368	(106,503)	348,226
Effect of exchange rate changes	(1,770)	(1,496)	823
Net (decrease) increase in cash and cash equivalents	$(81,344)	$(143,332)	$291,841

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

Net cash provided by operating activities increased $32.0 million to $237.5 million during 2022 compared to $205.6 million during 2021. The increase in net cash provided by operating activities is primarily due to a $40.4 million change in net income after adjusting for non-cash items and a change in the use of cash related to other long-term liabilities of $50.1 million. The long-term liabilities change was primarily driven by CARES Act deferrals from 2020 being reclassed from long-term to short-term at the end of 2021 and long-term portion of insurance reserve reduction during 2021. These increases were offset primarily from changes in our working capital accounts of $58.5 million (primarily from accounts receivable and contract assets, offset by accrued expenses, contract liabilities, accounts payable and prepaid expenses). Net DSO increased one day to 69 days as of December 31, 2022, compared to 68 as of December 31, 2021.

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

Net cash used in investing activities increased $176.6 million to $417.5 million during 2022 compared to $240.9 million during 2021, primarily due to the use of $379.5 million, net of cash acquired during 2022 for the acquisition of Xator compared to the use of cash of $189.6 million, net of cash acquired, for the acquisition of BlackHorse and the use of $8.7 million, net of cash acquired, for the acquisition of Echo Ridge, both in 2021. Also impacting the increase in cash used in investing activities was a decrease in proceeds from sale of investments in unconsolidated joint ventures to zero during 2022 compared to $14.8 million during 2021. These increases in cash used in investment activities were offset in part by a $20.8 million decrease in investments in unconsolidated joint ventures.

Net cash used in investing activities decreased $105.5 million to $240.9 million during 2021 compared to $346.4 million during 2020, primarily due to the use of $189.6 million, net of cash acquired, for the acquisition of BlackHorse and the use of $8.7 million, net of cash acquired, for the acquisition of Echo Ridge in 2021, compared to $302.4 million, net of cash acquired, for the acquisition of Braxton in 2020. Net cash used in investing activities also decreased due to proceeds from sale of investments in unconsolidated joint ventures of $14.8 million and a decrease in cash used for capital expenditures of $12.9 million, offset by increased investments in unconsolidated joint ventures of $27.4 million.

 Financing Activities

Net cash provided by (used in) financing activities is primarily associated with proceeds from debt, the repayment thereof, transactions related to the Company’s common stock, and contributions by and distributions to noncontrolling interests.

Net cash provided by (used in) financing activities increased $206.9 million to $100.4 million in 2022 compared to $(106.5) million in 2021. Cash provided by financing activities in 2022 included $916.0 million in proceeds from borrowings under our credit agreement and $350 million in proceeds from the Delayed Draw Term Loan. These increases in cash provided by financing activities were offset in part by a change in repayments borrowings under our credit agreement of $866.0 million and a $200 million repayment under our private placement debt.

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

Letters of Credit

We also have in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated $222.5 million as of December 31, 2022.  Letters of credit outstanding under the Credit Agreement total $44.5 million.

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

We perform a goodwill impairment test annually, on October 1st of each year, for each reporting unit that requires certain assumptions and estimates be made regarding industry economic factors and future profitability.  For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, we performed a quantitative analysis for all of our reporting units. It was determined that the fair value of each of our reporting units substantially exceeded their carrying values. As a result, no goodwill impairments were identified for those periods.

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

We use the Income Approach and Market Approach (Guideline Transaction and Guideline Company Method) to determine the fair value of reporting units. The Income Approach utilizes the discounted cash flow method, which focuses on the expected cash flow of the reporting unit. In applying this approach, the cash flow is calculated for a finite period of years. Beyond the finite period, a terminal value is developed using a sustainable long-term annual growth rate estimate. Then the finite period cash flows and the terminal value are discounted to present value to arrive at an indication of fair value. We utilized internal financial projections through fiscal 2027. The Market Approach utilizes market comparable transactions and comparable companies to calculate the estimated fair value. The guideline company approach focuses on comparing the reporting unit to select reasonably similar (or ”guideline”) publicly traded companies. Under this method, valuation multiples are derived from the median of the operating data of selected guideline companies and applied to the operating data of the reporting unit to arrive at an indicative value. In the similar transactions approach, consideration is given to prices paid in recent transactions that have occurred in the reporting unit's industry or in related industries. For the Federal Solutions reporting unit, only the Guideline Company Method is used as the Federal Solutions reporting unit has gone through multiple acquisitions during the past two years, thus making Guideline Transaction Method difficult to apply. For the Critical Infrastructure reporting unit, both the Guideline Transaction Method and Guideline Company Method are utilized to calculate the estimated fair value. Equal weighing is given to each of the methods used to estimate the fair value of reporting units.  Our last review at October 1, 2022 (i.e., the first day of our fourth quarter in fiscal 2022), indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill.

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

A participant’s interest in their ESOP account is redeemable upon certain events, including retirement, death, termination due to permanent disability, a severe financial hardship following termination of employment, certain conflicts of interest following termination of employment, or the exercise of diversification rights Distributions from the ESOP of participants’ interests are made in our common stock based on quoted prices of a share of our common stock on the NYSE.  A participant will be able to sell such shares of common stock in the market, subject to any requirements of the federal securities laws.

Equity-Based Compensation

We measure the value of services received from employees and directors in exchange for an equity-based award based on the grant date fair value.  We issue equity-based awards that settle in shares of our common stock. Awards containing performance measures are adjusted at each reporting period for the number of shares expected to be earned.  Compensation cost for performance awards are trued-up at each reporting period for changes in expected shares pro-rated for the portion of the requisite service period rendered.  We recognize compensation costs for these awards on either a straight-line or accelerated basis over the vesting period of the award in “Selling, general and administrative expenses” in the consolidated statements of income.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of December 31, 2022 and December 31, 2021, there were no amounts outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility effective June 2021 bear interest at either an adjusted Term SOFR rate plus a margin between 1.0% and 1.625%, or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%, both based on the leverage ratio of the Company at the end of each quarter. Prior to June 2021, interest on borrowings under the Credit Facility were at either the base rate (as defined in the Credit Agreement), plus an applicable margin, or LIBOR plus an applicable margin. The applicable margin for base rate loans was a range of 0.125% to 1.00% and the applicable margin for LIBOR loans was a range of 1.125% to 2.00%, both based on the leverage ratio of the Company at the end of each quarter.

As of December 31, 2022, there was $350.0 million outstanding under the Delayed Draw Term Loan. Borrowings under the 2022 Delayed Draw Term Loan Agreement will bear interest at either an adjusted Term SOFR benchmark rate plus a margin between 0.875% and 1.500% or a base rate plus a margin of between 0% and 0.500% and will initially bear interest at the middle of this range. The Company will pay a ticking fee on unused term loan commitments at a rate of 0.175% commencing with the date that is ninety (90) days after the Closing Date. The interest rate at December 31, 2022 was 5.7%.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out, as of December 31, 2022, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining for the Company adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management, with the participation of its Chair and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the framework established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, which audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their audit report included in this Annual Report on Form 10-K.

Consistent with the guidance issued by the Securities and Exchange Commission Staff, management has excluded Xator Corporation, which we acquired on May 31, 2022, from its evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022. The total assets and revenue related to Xator, a wholly owned subsidiary, are approximately 1% and 4%, respectively, of the related consolidated financial statement amounts as of the end for the fiscal year ended December 31, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information related to our directors will be set forth under the caption “Proposal 1: Election of Directors” of our Proxy Statement for our Annual Meeting of Stockholders in 2023 (the “2023 Proxy Statement”). Such information is incorporated herein by reference.

Information relating to our Executive Officers is included in Part I of this Annual Report under the caption “Executive Officers.”

Information relating to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2023 Proxy Statement. Such information is incorporated herein by reference.

Information related to our code of ethics will be set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2023 Proxy Statement. Such information is incorporated herein by reference.

Information relating to the Audit Committee and Board of Directors determinations concerning whether a member of the Audit Committee is a “financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K will be set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2023 Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

Information relating to this item will be set forth under the captions “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report on Executive Compensation” of our 2023 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to the security ownership of certain beneficial owners and management will be included in our 2023 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information relating to this item will be set forth under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2023 Proxy Statement. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information relating to this item will be set forth under the caption “Independent Registered Public Accounting Firm Fees” of our 2023 Proxy Statement. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:
(1)

The Company’s Consolidated Financial Statements at December 31, 2022 and December 31, 2021 and for each of the three years in the period ended December 31, 2022, and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements, are hereby filed as part of this report, beginning on page F-1.

(2)	Valuation & Qualifying Accounts for each of the three years in the period ended December 31, 2022 are hereby filed as part of this report on page F-53.
(3)	See Exhibit Index below.

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Description

3.1#	Amended and Restated Certificate of Incorporation of Parsons Corporation.

3.2#	Amended and Restated Bylaws of Parsons Corporation.

3.3#	Second Amended and Restated Bylaws of Parsons Corporation.

4.1#	Description of Capital Stock of Parsons Corporation.

4.2#	Indenture, dated as of August 20, 2020, between Parsons Corporation and U.S. Bank National Association.

10.1#	2012 Amendment and Restatement of Parsons Employee Stock Ownership Plan (including all amendments to date), currently in effect.

10.2#	2019 Amendment and Restatement of Parsons Employee Stock Ownership Plan.

10.3#	First Amendment to the 2019 Amendment and Restatement of Parsons Employee Stock Ownership Plan, effective January 1, 2020

10.4#	Second Amendment to the 2019 Amendment and Restatement of Parsons Employee Stock Ownership Plan, effective May 8, 2019.

10.5#	Parsons Corporation Employee Stock Ownership Trust Agreement, effective as of December 31, 2005.

10.6#+	Parsons Corporation Restricted Award Plan.

10.7#+	Form of Restricted Award Units agreement under the Parsons Corporation Restricted Award Plan.

10.8#+	Parsons Corporation Annual Incentive Plan dated January 1, 2020.

10.9#+	Parsons Corporation Annual Incentive Plan Amended as of October 19, 2020.

10.10#+	Parsons Corporation Annual Incentive Plan Amendment dated January 1, 2021.

10.11#+	Parsons Corporation Shareholder Value Plan.

10.12#+	Parsons Corporation Long Term Growth Plan.

10.13#+	Parsons Corporation Share Value Retirement Plan.

10.14#+	Parsons Corporation Incentive Award Plan.

10.15#+	Form of Restricted Stock Unit Agreement under the Parsons Corporation Incentive Award Plan.

10.16#+	Third Amendment to the 2019 Amendment and Restatement of Parsons Employee Stock Ownership Plan, effective January 1, 2021.

10.17#+	Form of Restricted Stock Unit Agreement under the Parsons Corporation Incentive Award Plan (for Non-Employee Director Awards commencing in 2020).

10.18#+	Form of Restricted Stock Unit Agreement under the Parsons Corporation Incentive Award Plan (for Non-Employee Director Fee Deferral Awards commencing in 2020).

10.19#+	Form of Restricted Stock Unit Agreement under the Parsons Corporation Incentive Award Plan (for Non-Employee Director Awards in 2019).

10.20#+	Parsons Corporation Non-Employee Director Compensation Policy (as amended effective April 21, 2020).

10.21#+	Fee Deferral Plan for Outside Directors of the Parsons Corporation.

10.22#+	Parsons Corporation Employee Stock Purchase Plan.

10.23#+	Parsons Corporation Prospectus to Employee Stock Purchase Plan dated November 1, 2021.

10.24#+	Parsons Corporation Employee Stock Purchase Plan Special Offering Period dated November 1, 2021.

10.25#+	Parsons Corporation Employee Stock Purchase Plan List of Participating Companies.

10.26#+	Supplemental Executive Retirement Plan dated January 1, 1997.

10.27#+	First Amendment to the SERP effective January 1, 2020.

10.28#+	Change in Control Severance Agreement, dated August 6, 2021, by and between Parsons Corporation and Carey Smith.

10.29#+	Change in Control Severance Agreement, dated August 9, 2021, by and between Parsons Corporation and Charles L. Harrington.

10.30#+	Change in Control Severance Agreement, dated August 6, 2021, by and between Parsons Corporation and George Ball.

10.31#+	Change in Control Severance Agreement, dated August 6, 2021, by and between Parsons Corporation and Michael Kolloway.

10.32#+	Change in Control Severance Agreement, dated August 6, 2021, by and between Parsons Corporation and David Spille.

10.33#+	Change in Control Severance Agreement, dated October 6, 2021, by and between Parsons Corporation and Matthew Ofilos.

10.34#+	Form of Equity Award Amendment Letter Agreement, dated August 10, 2020, by and between Parsons Corporation and George L. Ball.

10.35#+	Form of Equity Award Amendment Letter Agreement, dated August 10, 2020, by and between Parsons Corporation and Charles L. Harrington.

10.36#+	Form of Equity Award Amendment Letter Agreement, dated August 10, 2020, by and between Parsons Corporation and Carey A. Smith.

10.37#+	Form of Equity Award Amendment Letter Agreement, dated August 10, 2020, by and between Parsons Corporation and Michael R. Kolloway.

10.38#+	Form of Equity Award Amendment Letter Agreement, dated August 10, 2020, by and between Parsons Corporation and Debra Fiori.

10.39#+	Form of Performance Stock Unit Award Amendment, dated July 19, 2021, by and between Parsons Corporation and Carey A. Smith.

10.40#+	Form of Restricted Stock Unit Award Amendment, dated July 19, 2021, by and between Parsons Corporation and Carey A. Smith.

10.41#+	Form of Performance Stock Unit Award Amendment, dated July 19, 2021, by and between Parsons Corporation and Charles L. Harrington.

10.42#+	Form of Restricted Stock Unit Award Amendment, dated July 19, 2021, by and between Parsons Corporation and Charles L. Harrington.

10.43#+	Form of Performance Stock Unit Award Amendment, dated July 19, 2021, by and between Parsons Corporation and George Ball.

10.44#+	Form of Restricted Stock Unit Award Amendment, dated July 19, 2021, by and between Parsons Corporation and George Ball.

10.45#+	Form of Performance Stock Unit Award Amendment, dated July 19, 2021, by and between Parsons Corporation and Michael R. Kolloway.

10.46#+	Form of Restricted Stock Unit Award Amendment, dated July 19, 2021, by and between Parsons Corporation and Michael R. Kolloway.

10.47#+	Form of Performance Stock Unit Award Amendment, dated July 19, 2021, by and between Parsons Corporation and David Spille.

10.48#+	Form of Restricted Stock Unit Award Amendment, dated July 19, 2021, by and between Parsons Corporation and David Spille.

10.49#	Note Purchase Agreement, dated as of May 9, 2014, among Parsons Corporation and the purchasers party thereto, and the forms of Senior Notes.

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

10.56#	Form of Employee Stockownership Trust Agreement, dated as of June 8, 2020, by and between Parsons Corporation and Newport Trust Company.

10.57#	Form of Registration Rights Agreement by and between Parsons Corporation and Newport Trust Company.

10.58#	Form of Fifth Amendment to the Parsons Corporation Retirement Savings Plan.

10.59#+	Form of Fourth Amendment to the 2019 Amendment and Restatement of Parsons Employee Stock Ownership Plan, effective March 1, 2021.

10.60#+	Fourth Amendment to the Parsons Employee Stock Ownership Plan 2019 Amendment and Restatement, effective March 1, 2021.

10.61#+	Form of Indemnification Agreement between Parsons Corporation and certain of its directors and officers.

10.62#+	Form of Transition Agreement, dated February 2022, by and between Parsons Corporation and Charles L. Harrington.

10.63#	Delayed Draw Term Loan Agreement and Form of First Amendment to Credit Agreement.

10.64*	Xator Purchase Agreement.

10.65*+	Seventh Amendment to The Parsons Corporation Retirement Savings Plan (2017 Amendment and Restatement).

10.66#+	Fifth Amendment to The Parsons Employee Stock Ownership Plan 2019 Amendment and Restatement.

10.67*+	Sixth Amendment to The Parsons Employee Stock Ownership Plan 2019 Amendment and Restatement.

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Company Name

Date: February 17, 2023	By:	/s/ Carey A. Smith
Carey A. Smith
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Carey A. Smith	Chief Executive Officer and Director	February 17, 2023
Carey A. Smith	(Principal Executive Officer)

/s/ Matthew M. Ofilos	Chief Financial Officer	February 17, 2023
Matthew M. Ofilos	(Principal Financial and Accounting Officer)

/s/ George L. Ball	Director	February 17, 2023
George L. Ball

/s/ Mark K. Holdsworth	Director	February 17, 2023
Mark K. Holdsworth

/s/ Steven F. Leer	Director	February 17, 2023
Steven F. Leer

/s/ Ellen M. Lord	Director	February 17, 2023
Ellen M. Lord

/s/ Letitia A. Long	Director	February 17, 2023
Letitia A. Long

/s/ Darren W. McDew	Director	February 17, 2023
Darren W. McDew

/s/ Harry T. McMahon	Director	February 17, 2023
Harry T. McMahon

/s/ M. Christian Mitchell	Director	February 17, 2023
M. Christian Mitchell

/s/ Suzanne M. Vautrinot	Director	February 17, 2023
Suzanne M. Vautrinot

/s/ David C. Wajsgras	Director	February 17, 2023
David C. Wajsgras

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Parsons Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Parsons Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of changes in redeemable common stock and shareholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible instruments and contracts in an entity’s own equity in 2021.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Xator Corporation (“Xator”) from its assessment of internal control over financial reporting as of December 31, 2022, because it was acquired by the Company in a purchase business combination during 2022. We have also excluded Xator from our audit of internal control over financial reporting. Xator is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 1% and less than 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

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

Revenue Recognition – Determination of Estimated Contract Cost and Variable Consideration related to Estimated Claims Revenue for Fixed-Price Contracts Recognized Over Time

As described in Notes 2 and 4 to the consolidated financial statements, revenue is derived from long-term contracts with customers whereby the Company provides planning, design, engineering, technical, and construction and program management services. The Company enters into cost-plus, time-and-materials, and fixed-price contracts with its customers. Fixed-price contract revenue recognized was $1.1 billion for the year ended December 31, 2022, which accounts for approximately 27% of the Company’s total consolidated revenue. Fixed-price contract revenue is recognized over time using an input measure (i.e., costs incurred to date relative to total estimated costs at completion) to measure progress. Under the cost-to-cost measure of progress method, the extent of progress towards completion is measured based on the ratio of total costs incurred to-date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Management includes variable consideration, such as claims revenue, in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Contract costs consist of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs). Changes to estimated contract costs, either due to unexpected events or revisions to management’s initial estimates, for a given project are recognized in the period in which they are determined. Recognition of profit on long-term contracts requires the use of assumptions and estimates related to total contract revenue and in particular estimated claims revenue, total estimated cost at completion, and the measurement of progress towards completion. Management’s estimates are continually evaluated as work progresses and are revised when necessary.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the determination of estimated contract cost and variable consideration related to estimated claims revenue for fixed-price contracts recognized over time. These procedures also included, among others, for a selection of fixed-price contracts, (i) evaluating and testing management’s process for determining the estimated contract cost and variable consideration related to estimated claims revenue, which included reading contracts and other documents related to the estimates, and testing of underlying incurred and estimated contract costs; (ii) assessing management’s ability to reasonably estimate total contract costs by performing a comparison of the actual estimated contract cost as compared with prior period estimates, including evaluating the timely identification of circumstances that may warrant a modification to the estimated contract cost; and (iii) evaluating estimated claims revenue by inquiry with external legal counsel regarding the underlying claim and agreeing estimated claims revenue to documents related to those estimates.

Acquisition of Xator Corporation - Valuation of the Customer Relationships Intangible Asset

As described in Notes 2 and 3 to the consolidated financial statements, on May 31, 2022, the Company acquired a 100% ownership interest in Xator Corporation (Xator) for $388.3 million which resulted in $123.5 million of intangible assets being recorded, of which $37 million related to a customer relationships intangible asset. Management accounts for business combinations using the acquisition method, under which the purchase price of an acquired company is allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair values of assets acquired and liabilities assumed requires management to make estimates and use valuation techniques when a market value is not readily available. Management’s determination of the fair value of the intangible assets acquired involved the use of significant estimates and assumptions related to revenue growth rates and projected EBITDA margins.

The principal considerations for our determination that performing procedures relating to the valuation of the customer relationships intangible asset acquired in the acquisition of Xator is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships intangible asset acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rates and projected EBITDA margins; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to acquisition accounting, including controls over the significant assumptions used in management’s valuation of the customer relationships intangible asset. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships intangible asset; (iii) evaluating the appropriateness of the valuation technique; (iv) testing the completeness and accuracy of the underlying data used in the valuation technique; and (v) evaluating the reasonableness of significant assumptions related to the revenue growth rates and projected EBITDA margins. Evaluating the reasonableness of management’s significant assumptions related to the revenue growth rates and projected EBITDA margins involved considering (i) the current and past performance of the acquired business; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of management’s valuation technique.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 17, 2023

We have served as the Company’s auditor since at least 1969. We have not been able to determine the specific year we began serving as the auditor of the Company.

Parsons Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except shares and par value)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents (including $53,193 and $78,514 Cash of consolidated joint ventures)	$262,539	$342,608
Restricted cash and investments	-	1,275
Accounts receivable, net (including $217,419 and $140,266 Accounts receivable of consolidated joint ventures, net)	717,345	598,311
Contract assets (including $11,313 and $8,779 Contract assets of consolidated joint ventures)	634,033	579,216
Prepaid expenses and other current assets (including $7,913 and $18,783 Prepaid expenses and other current assets of consolidated joint ventures)	105,866	110,941
Total current assets	1,719,783	1,632,351

Property and equipment, net (including $2,543 and $1,721 Property and equipment of consolidated joint ventures, net)	96,050	104,196
Right of use assets, operating leases	155,090	182,672
Goodwill	1,661,850	1,412,690
Investments in and advances to unconsolidated joint ventures	107,425	110,688
Intangible assets, net	254,127	207,821
Deferred tax assets	137,709	134,393
Other noncurrent assets	66,108	46,129
Total assets	$4,198,142	$3,830,940

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable (including $49,078 and $78,558 Accounts payable of consolidated joint ventures)	$201,428	$196,286
Accrued expenses and other current liabilities (including $102,417 and $82,746 Accrued expenses and other current liabilities of consolidated joint ventures)	630,193	599,089
Contract liabilities (including $40,654 and $14,333 Contract liabilities of consolidated joint ventures)	213,064	171,671
Short-term lease liabilities, operating leases	59,144	55,902
Income taxes payable	4,290	7,836
Total current liabilities	1,108,119	1,030,784

Long-term employee incentives	17,375	15,997
Long-term debt	743,605	591,922
Long-term lease liabilities, operating leases	111,417	148,893
Deferred tax liabilities	12,471	11,400
Other long-term liabilities	109,220	94,832
Total liabilities	2,102,207	1,893,828
Contingencies (Note 14)
Shareholders' equity:
Common stock, $1 par value; authorized 1,000,000,000 shares; 146,132,016 and 146,276,880 shares issued; 40,960,845 and 33,331,494 public shares outstanding; 63,742,151 and 70,328,237 ESOP shares outstanding	146,132	146,277
Treasury stock, 41,429,020 shares at cost	(844,936)	(867,391)
Additional paid-in capital	2,717,134	2,684,979
Retained earnings (accumulated deficit)	43,089	(53,529)
Accumulated other comprehensive loss	(17,849)	(9,568)
Total Parsons Corporation shareholders' equity	2,043,570	1,900,768
Noncontrolling interests	52,365	36,344
Total shareholders' equity	2,095,935	1,937,112
Total liabilities and shareholders' equity	$4,198,142	$3,830,940

The accompanying notes are an integral part of these consolidated financial statements.

Parsons Corporation and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2022, December 31, 2021 and December 31, 2020

(in thousands, except for per share data)

	2022	2021	2020
Revenue	$4,195,272	$3,660,771	$3,918,946
Direct cost of contracts	3,248,550	2,807,950	3,042,087
Equity in earnings of unconsolidated joint ventures	16,347	36,862	30,059
Selling, general and administrative expenses	777,403	757,237	729,103
Operating income	185,666	132,446	177,815
Interest income	966	396	787
Interest expense	(23,185)	(17,697)	(20,956)
Other income (expense), net	2,775	(2,557)	3,767
Total other (expense) income	(19,444)	(19,858)	(16,402)
Income before income tax expense	166,222	112,588	161,413
Income tax expense	(39,657)	(23,636)	(42,492)
Net income including noncontrolling interests	126,565	88,952	118,921
Net income attributable to noncontrolling interests	(29,901)	(24,880)	(20,380)
Net income attributable to Parsons Corporation	$96,664	$64,072	$98,541
Earnings per share:
Basic earnings per share	$0.93	$0.62	$0.98
Diluted earnings per share	$0.87	$0.59	$0.97

The accompanying notes are an integral part of these consolidated financial statements.

Parsons Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2022, December 31, 2021 and December 31, 2020

(in thousands)

	2022	2021	2020
Net income including noncontrolling interests	$126,565	$88,952	$118,921
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	(7,752)	3,834	484
Pension adjustments, net of tax	(547)	460	(88)
Comprehensive income including noncontrolling interests, net of tax	118,266	93,246	119,317
Comprehensive income attributable to noncontrolling interests, net of tax	(29,883)	(24,877)	(20,380)
Comprehensive income attributable to Parsons Corporation, net of tax	$88,383	$68,369	$98,937

The accompanying notes are an integral part of these consolidated financial statements.

Parsons Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Years Ended December 31, 2022, December 31, 2021 and December 31, 2020

(in thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Parsons Equity (Deficit)	Noncontrolling Interests	Total
Balances at December 31, 2019	$146,441	$(934,240)	$2,649,975	$(218,025)	$(14,261)	$1,629,890	$30,866	$1,660,756
Comprehensive income
Net income	—	—	—	98,541	-	98,541	20,380	118,921
Foreign currency translation gain	—	—	—	—	484	484	—	484
Pension adjustments	—	—	—	—	(88)	(88)	—	(88)
Adoption of ASU 2016-13				(1,000)		(1,000)	—	(1,000)
Contributions of treasury stock to ESOP	—	34,912	20,010	—	—	54,922	—	54,922
Contributions	—	—	—	—	—	—	2,215	2,215
Distributions	—	—	—	—	—	—	(5,816)	(5,816)
Issuance of equity securities, net of retirements	168	—	2,957	(85)	—	3,040	—	3,040
Equity component value of convertible note issuance	—	—	53,552	-	—	53,552	—	53,552
Purchase of convertible note hedge	—	—	(54,611)	—	—	(54,611)	—	(54,611)
Sale of common stock warrants	—	—	13,808	—	—	13,808	—	13,808
Stock-based compensation	—	—	15,234	—	—	15,234	—	15,234
Balances at December 31, 2020	$146,609	$(899,328)	$2,700,925	$(120,569)	$(13,865)	$1,813,772	$47,645	$1,861,417
Comprehensive income
Net income	—	—	—	64,072	-	64,072	24,880	88,952
Foreign currency translation gain (loss), net	—	—	—	—	3,837	3,837	(3)	3,834
Pension adjustments, net	—	—	—	—	460	460	—	460
Contributions of treasury stock to ESOP	—	31,937	22,064	-	—	54,001	—	54,001
Adoption of ASU 2020-06			(40,002)	2,782		(37,220)		(37,220)
Contributions	—	-	-	—	—	—	1,754	1,754
Distributions	—	—	—	—	—	—	(37,932)	(37,932)
Issuance of equity securities, net of retirement	287	—	2,887	186	—	3,360	-	3,360
Repurchase of common stock	(619)	—	(21,082)	—	—	(21,701)	—	(21,701)
Stock-based compensation	—	—	20,187	-	—	20,187	—	20,187
Balances at December 31, 2021	$146,277	$(867,391)	$2,684,979	$(53,529)	$(9,568)	$1,900,768	$36,344	$1,937,112
Comprehensive income
Net income	—	—	—	96,664	—	96,664	29,901	126,565
Foreign currency translation gain (loss), net	—	—	—	—	(7,734)	(7,734)	(18)	(7,752)
Pension adjustments, net	—	—	—	—	(547)	(547)	—	(547)
Contributions of treasury stock to ESOP	—	22,455	31,346	—	—	53,801	—	53,801
Contributions	—	—	—	—	—	—	10,266	10,266
Distributions	—	—	—	—	—	—	(24,128)	(24,128)
Issuance of equity securities, net of retirement	429	—	(773)	(46)	—	(390)	—	(390)
Repurchases of common stock	(574)	—	(21,426)	—	—	(22,000)	—	(22,000)
Stock-based compensation	—	—	23,008	—	—	23,008	—	23,008
Balances at December 31, 2022	$146,132	$(844,936)	$2,717,134	$43,089	$(17,849)	$2,043,570	$52,365	$2,095,935

The accompanying notes are an integral part of these consolidated financial statements.

Parsons Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2022, December 31, 2021 and December 31, 2020

(in thousands)	2022	2021	2020
Cash flows from operating activities
Net income including noncontrolling interests	$126,565	$88,952	$118,921
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	120,501	144,209	127,980
Amortization of debt issue costs	3,029	2,817	1,356
Amortization of convertible notes discount	—	—	3,831
(Gain) loss on disposal of property and equipment	(164)	338	116
Provision for doubtful accounts	57	8	(1,503)
Deferred taxes	(844)	(3,468)	1,271
Foreign currency transaction gains and losses	1,973	4,916	(493)
Equity in earnings of unconsolidated joint ventures	(16,347)	(36,862)	(30,059)
Return on investments in unconsolidated joint ventures	28,417	24,494	41,457
Stock-based compensation	23,008	20,187	15,234
Contributions of treasury stock	54,659	54,905	55,327
Changes in assets and liabilities, net of acquisitions and newly consolidated joint ventures
Accounts receivable	(117,318)	99,894	(8,623)
Contract assets	(32,032)	1,494	9,243
Prepaid expenses and other assets	(1,405)	(18,798)	11,494
Accounts payable	(717)	(31,766)	1,494
Accrued expenses and other current liabilities	3,879	(74,683)	3,405
Contract liabilities	41,306	(30,407)	(29,674)
Income taxes	(3,649)	2,878	(3,080)
Other long-term liabilities	6,608	(43,534)	(28,536)
Net cash provided by operating activities	237,526	205,574	289,161

Cash flows from investing activities
Capital expenditures	(30,593)	(21,105)	(34,036)
Proceeds from sale of property and equipment	771	1,329	1,546
Payments for acquisitions, net of cash acquired	(379,467)	(198,256)	(302,894)
Investments in unconsolidated joint ventures	(17,622)	(38,459)	(11,038)
Return of investments in unconsolidated joint ventures	9,443	772	53
Proceeds from sales of investments in unconsolidated joint ventures	—	14,812	—
Net cash used in investing activities	(417,468)	(240,907)	(346,369)

Cash flows from financing activities
Proceeds from borrowings	916,000	—	212,900
Proceeds from delayed draw term loan	350,000	—	—
Repayments of borrowings	(916,000)	(50,000)	(212,900)
Repayment of private placement debt	(200,000)	—	—
Payments for debt costs and credit agreement	(862)	(1,937)	—
Proceeds from issuance of convertible notes	—	—	400,000
Payments for acquired warrants	(11,243)	—	—
Payments for purchase of bond hedges	—	—	(54,968)
Proceeds from issuance of warrants	—	—	13,808
Transaction costs paid in connection with convertible notes issuance	—	—	(10,250)
Contributions by noncontrolling interests	10,266	1,754	2,215
Distributions to noncontrolling interests	(24,128)	(37,932)	(5,816)
Repurchases of common stock	(22,000)	(21,701)	—
Taxes paid on vested stock	(7,042)	(2,242)	(1,149)
Proceeds from issuance of common stock	5,377	5,555	4,386
Net cash provided by (used in) financing activities	100,368	(106,503)	348,226
Effect of exchange rate changes	(1,770)	(1,496)	823
Net increase (decrease) in cash, cash equivalents and restricted cash	(81,344)	(143,332)	291,841
Cash, cash equivalents and restricted cash
Beginning of year	343,883	487,215	195,374
End of year	$262,539	$343,883	$487,215
Cash paid during the year for
Interest	$20,819	$14,993	$14,207
Income taxes (net of refunds)	32,175	22,461	55,354

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, December 31, 2021 and December 31, 2020

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

ESOP

The Company maintains a non-leveraged ESOP for eligible employees, for which the Company contributes shares of its own stock to the ESOP trust each year. Throughout the year, as employee services are rendered, the Company records compensation expense based on salaries of eligible employees. At each reporting period, the shares held within the ESOP or committed to be contributed to the ESOP are adjusted to their redemption value through an offsetting charge or credit to retained earnings/accumulated deficit.

Treasury Stock

The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. The Company records the reissuance of treasury stock using the first-in, first-out method of accounting. Contributions of 1,188,129 shares, 1,631,477 shares, and 1,522,381 shares of common stock were made to the ESOP in 2022, 2021 and 2020, respectively.

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

December 31, 2022, December 31, 2021 and December 31, 2020

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, December 31, 2021 and December 31, 2020

Contract Costs—Contract costs consist of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs). All contract costs are recorded as incurred. Changes to estimated contract costs, either due to unexpected events or revisions to management’s initial estimates, for a given project are recognized in the period in which they are determined. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client, generate or enhance resources that will be used in satisfying performance obligations in the future and directly relate to an existing or anticipated contract. Costs to mobilize equipment and labor to a job site, prior to substantive work beginning (“mobilization costs”) are capitalized as incurred and amortized over the expected duration of the contract. Additionally, the Company may incur incremental costs to obtain certain contracts, such as selling and market costs, bid and proposal costs, sales commissions, and legal fees, certain of which can be capitalized if they are recoverable under the contract. Capitalized contract costs are included in other current assets on the consolidated balance sheets and were not material as of December 31, 2022 and December 31, 2021.

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

December 31, 2022, December 31, 2021 and December 31, 2020

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

December 31, 2022, December 31, 2021 and December 31, 2020

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, December 31, 2021 and December 31, 2020

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

The Company is involved in a significant volume of contracts with the United States federal government and state and local governments. Approximately 53%, 52%, and 49% of consolidated revenues for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively, and approximately 17% of accounts receivable as of both December 31, 2022 and December 31, 2021, were derived from contracts with the United States federal government. No other customers represented 10% or more of consolidated revenues or accounts receivable in any of the periods presented.

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

December 31, 2022, December 31, 2021 and December 31, 2020

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

Equity-Based Compensation

The Company measures the value of services received from employees and directors in exchange for an equity-based award based on the grant date fair value.  The Company issues equity-based awards that settle in shares of the Company’s common stock. Awards containing performance measures are adjusted at each reporting period for the number of shares expected to be earned. Compensation cost for performance awards are trued-up at each reporting period for the number of shares expected to be earned pro-rated for the portion of the requisite service period rendered.  The Company recognizes compensation costs for these awards on either a straight-line or accelerated basis over the vesting period of the award in selling, general and administrative expense in the consolidated statements of income.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, December 31, 2021 and December 31, 2020

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

Goodwill

The Company performs a goodwill impairment test annually, on October 1st of each year and  additionally, performs a quarterly qualitative assessment to address whether a triggering event has occurred that would require an impairment test in the interim period.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, December 31, 2021 and December 31, 2020

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, December 31, 2021 and December 31, 2020

the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The early adoption of ASU 2021-08 did not have a material impact on the consolidated financial statements.

In the first quarter of 2021, the Company early adopted Accounting Standards Update (“ASU”) ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU2020-06)”. The update simplified the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. The guidance also included targeted improvements to the disclosures for convertible instruments and earnings per share. ASU 2020-06 was effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption was permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 in the first quarter of 2021 using the modified retrospective method which resulted in a reduction in non-cash interest expense and reclassification of the equity portion of the Convertible Senior Notes to “Long-term debt” on the consolidated balance sheet.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, December 31, 2021 and December 31, 2020

3.Acquisitions

Xator Corporation

On May 31, 2022, the Company acquired a 100% ownership interest in Xator Corporation (“Xator”), a privately-owned company, for $388.3 million in cash. The Company borrowed $300 million under the Credit Agreement, as described in “Note 11 – Debt and Credit Facilities”, to partially fund the acquisition. Xator expands Parsons’ customer base and brings differentiated technical capabilities in critical infrastructure protection, counter-unmanned aircraft systems (cUAS), intelligence and cyber solutions, biometrics, and global threat assessment and operations. In connection with this acquisition, the Company recognized $7.7 million of acquisition-related expenses in “Selling, general and administrative expense” in the consolidated statements of income for the year ended December 31, 2022, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on the preliminary purchase price allocation as of the date of acquisition (in thousands):

Amount
Cash and cash equivalents	$8,935
Accounts receivable	7,393
Contract assets	25,397
Prepaid expenses and other current assets	3,615
Property and equipment	1,699
Right of use assets, operating leases	7,517
Goodwill	253,190
Investments in and advances to unconsolidated joint ventures	698
Intangible assets	123,500
Other noncurrent assets	9,156
Accounts payable	(6,626)
Accrued expenses and other current liabilities	(31,119)
Contract liabilities	(2,080)
Short-term lease liabilities, operating leases	(2,371)
Long-term lease liabilities, operating leases	(5,146)
Other long-term liabilities	(9,156)
Net assets acquired	$384,602

Of the total purchase price, the following values were preliminarily assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships	$37,000	15
Backlog	81,000	6
Trade Name	4,000	1
Developed technologies	1,000	3
Non-compete agreements	500	3

Amortization expense of $11.9 million related to these intangible assets was recorded for the year ended December 31, 2022. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill in its entirety is deductible for tax purposes.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, December 31, 2021 and December 31, 2020

The amount of revenue generated by Xator and included within consolidated revenues is $157.8 million for the year ended December 31, 2022. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

The company is still in the process of finalizing its valuation of the net assets acquired.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the Xator acquisition had been consummated as of the beginning of fiscal year 2021 (in thousands) is as follows:

	2022	2021
	(unaudited)	(unaudited)
Pro forma Revenue	$4,302,448	$3,949,562
Pro forma Net Income including noncontrolling interests	139,901	91,770

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, December 31, 2021 and December 31, 2020

Of the total purchase price, the following values were assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships	$39,000	16
Backlog	23,000	3
Trade name	1,000	2
Developed technologies	1,000	3
Non-compete agreements	1,000	3

Amortization expense of $14.0 million and $5.4 million related to these intangible assets was recorded for the year ended December 31, 2022 and December 31, 2021, respectively. The entire value of goodwill of $143.1 million was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill of $10.6 million is deductible for tax purposes.

The amount of revenue generated by BlackHorse and included within consolidated revenues was $35.3 million for the year ended December 31, 2021. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, December 31, 2021 and December 31, 2020

Braxton Science & Technology Group

On November 19, 2020 the Company acquired a 100% ownership interest in Braxton Science & Technology Group (“Braxton”), a privately-owned company, for $310.9 million in cash. Braxton operates at the forefront of satellite operations, ground system automation, flight dynamics, and spacecraft and antenna simulation for the U.S. Department of Defense and Intelligence Community. The acquisition was entirely funded by cash on hand in August 2020, as described in “Note 11—Debt and Credit Facilities”. In connection with this acquisition, the Company recognized $5.5 million of acquisition-related expense in “Selling, general and administrative expense” in the consolidated statements of income for the year ended December 31, 2020, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition. Braxton allows Parsons to capitalize on the quickly evolving space missions of its national security space customers and address rapid market growth driven by proliferated low earth orbit constellations, small satellite expansion, and space cyber resiliency.

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

Amortization expense of $16.1 million and $16.2 million related to these intangible assets was recorded for the years ended December 31, 2022 and December 31, 2021, respectively. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill of $200.5 million is deductible for tax purposes.

The amount of revenue generated by Braxton and included within consolidated revenues for 2020 is $10.1 million. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, December 31, 2021 and December 31, 2020

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the Braxton acquisition had been consummated as of the beginning of 2019 (in thousands) is as follows:

2020
(unaudited)
Pro forma Revenue	$4,039,420
Pro forma Net Income including noncontrolling interests	125,298

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

Disaggregation of Revenue

The Company’s contracts contain both fixed price and cost reimbursable components. Contract types are based on the component that represents the majority of the contract. The following table presents revenue disaggregated by contract type (in thousands):

	December 31, 2022	December 31, 2021	December 31, 2020
Cost plus	$1,890,242	$1,674,276	$1,631,140
Time-and-Materials	1,166,548	1,021,568	1,034,596
Fixed price	1,138,482	964,927	1,253,210
Total	$4,195,272	$3,660,771	$3,918,946

Refer to “Note 20—Segments Information” for the Company’s revenues by business lines.

Contract Assets and Contract Liabilities

Contract assets and contract liabilities balances at December 31, 2022 and December 31, 2021 were as follows (in thousands):

	December 31, 2022	December 31, 2021	$ change	% change
Contract assets	$634,033	$579,216	$54,817	9.5%
Contract liabilities	213,064	171,671	41,393	24.1%
Net contract assets (liabilities) (1)	$420,969	$407,545	$13,424	3.3%

(1)

Total contract retentions included in net contract assets (liabilities) were $73.5 million as of December 31, 2022, of which $37.5 million are not expected to be paid in 2023. Total contract retentions included in net contract assets (liabilities) were $91.7 million as of December 31, 2021. Contract assets at December 31, 2022 and December 31, 2021 include approximately $127.9 million and $98.6 million, respectively, related to unapproved change orders, claims, and requests for equitable adjustment. For the years ended December 31, 2022 and December 31, 2021, no material losses were recognized related to the collectability of claims, unapproved change orders, and requests for equitable adjustment.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, December 31, 2021 and December 31, 2020

During the years ended December 31, 2022 and December 31, 2021, the Company recognized revenue of approximately $94.1 million and $102.5 million, respectively, that was included in the corresponding contract liability balance at December 31, 2021 and December 31, 2020, respectively. Certain changes in contract assets and contract liabilities consisted of the following:

	December 31, 2022	December 31, 2021
Acquired contract assets	$25,397	$5,979
Acquired contract liabilities	2,080	320

There was no significant impairment of contract assets recognized during the years ended December 31, 2022 and December 31, 2021.

Revisions in estimates, such as changes in estimated claims or incentives, related to performance obligations partially satisfied in previous periods that individually had an impact of $5 million or more on revenue resulted in the following changes in revenue:

	2022	2021	2020
Revenue impact, net	$-	$(30,828)	$8,875
Accounts Receivable, Net

Accounts receivable, net consisted of the following as of December 31, 2022 and December 31, 2021 (in thousands):

	2022	2021
Billed	$502,411	$434,776
Unbilled	218,945	167,490
Total accounts receivable, gross	721,356	602,266
Allowance for doubtful accounts	(4,011)	(3,955)
Total accounts receivable, net	$717,345	$598,311

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

Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations (“RUPO”) as of December 31, 2022 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had $5.7 billion in RUPO as of December 31, 2022.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, December 31, 2021 and December 31, 2020

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

The Company expects to satisfy its RUPO as of December 31, 2022 over the following periods (in thousands):

Period RUPO Will Be Satisfied	Within One Year	Within One to Two Years	Thereafter
Federal Solutions	$1,410,279	$504,882	$305,095
Critical Infrastructure	1,731,154	902,203	864,294
Total	$3,141,434	$1,407,085	$1,169,389

5.Leases

The Company has operating and finance leases for corporate and project office spaces, vehicles, heavy machinery and office equipment. Our leases have remaining lease terms of one year to seven years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases after the third year.

The components of lease costs for the years ended December 31, 2022 and December 31, 2021 are as follows (in thousands):

	2022	2021
Operating lease cost	$67,033	$61,800
Short-term lease cost	14,008	11,261
Amortization of right-of-use assets	2,322	2,128
Interest on lease liabilities	98	106
Sublease income	(5,045)	(3,049)
Total lease cost	$78,416	$72,246

Supplemental cash flow information related to leases for the years ended December 31, 2022 and December 31, 2021 is as follows (in thousands):

	2022	2021
Operating cash flows for operating leases	$73,169	$68,563
Operating cash flows for financing activities	98	107
Financing cash flows for finance leases	2,175	2,082
Right-of-use assets obtained in exchange for new operating lease liabilities	26,607	18,931
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,813	$2,003

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, December 31, 2021 and December 31, 2020

Supplemental balance sheet and other information related to leases as of December 31, 2022 and December 31, 2021 is as follows (in thousands):

	2022	2021
Operating Leases:
Right-of-use assets	$155,090	$182,672
Lease liabilities:
Current	$59,144	$55,902
Long-term	111,417	148,893
Total operating lease liabilities	$170,561	$204,795
Finance Leases:
Other noncurrent assets	$3,965	$4,389
Accrued expenses and other current liabilities	$1,746	$1,822
Other long-term liabilities	$2,246	$2,422

Weighted Average Remaining Lease Term:
Operating leases	3.6 Year	4.3 years
Finance leases	2.6 Years	2.9 years
Weighted Average Discount Rate:
Operating leases	3.4%	3.5%
Finance leases	2.8%	2.1%

As of December 31, 2022, the Company has no additional operating leases that have not yet commenced.

A maturity analysis of the future undiscounted cash flows associated with the Company’s operating and finance lease liabilities as of December 31, 2022 is as follows (in thousands):

	Operating Leases	Finance Leases
2023	$64,271	$1,884
2024	45,312	1,333
2025	34,232	859
2026	19,967	213
2027	8,386	-
Thereafter	9,410	-
Total lease payments	181,578	4,289
Less: imputed interest	(11,017)	(297)
Total present value of lease liabilities	$170,561	$3,992

Rental expense for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 was $81.0 million, $73.1 million and $ 81.8 million, respectively, and is recorded in “Selling, general and administrative expenses” in the consolidated statements of income.
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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, December 31, 2021 and December 31, 2020

The following table presents stock issuance activity for the years ended December 31, 2022 and December 31, 2021 (in thousands):

	2022	2021
Purchase price paid for shares sold	$5,377	$5,556
Number of shares sold	131	161

The average purchase price for the year ended December 31, 2022 and December 31, 2021 was $40.95 and $34.46 per share, respectively.

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

Stock-based compensation expense was $20.0 million, $16.8 million, and $8.2 million for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively, net of recognized tax benefits of $4.4 million, $2.8 million, and $1.5 million for 2022, 2021 and 2020, respectively. The tax benefit realized related to awards vested during 2022, 2021, and 2020 was $2.7 million, $6.3 million, and $10.3 million, respectively. We recognize forfeitures as they occur.

With the adoption of the Incentive Award Plan on April 15, 2019, the Company has discontinued issuing awards under the Shareholder Value Plan, Long-Term Growth Plan and Restricted Award Plan.  Outstanding awards granted out of the discontinued plans will continue to vest and will settle in cash.

At December 31, 2022, the amount of compensation cost relating to non-vested awards not yet recognized in the consolidated financial statements is $28.1 million. The majority of these unrecognized compensation costs will be recognized by the third quarter of fiscal 2024.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, December 31, 2021 and December 31, 2020

The following table presents the number of SARs granted, vested, and forfeited for the year ended December 31, 2020:

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

The final long-term growth units grant vested during the year ended December 31, 2020.

The following table presents the number of Long-Term Growth Units granted, vested, and forfeited (at target shares) for the year ended December 31, 2020:

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, December 31, 2021 and December 31, 2020

The final restricted award units grant vested during the year ended December 31, 2021.

The following table presents the number of Restricted Award Units granted, vested, and forfeited for the years ended December 31, 2021 and December 31, 2020:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2019	249,444	$22.40
Granted	-	$-
Vested	(234,028)	$22.38
Forfeited	(9,017)	$22.67
Unvested at December 31, 2020	6,399	$22.67
Granted	-	$-
Vested	(6,399)	$22.38
Forfeited	-	$-
Unvested at December 31, 2021	-	$-

The following table presents the amount paid for cash settled awards, by award type, for the years ended December 31, 2021 and December 31, 2020 (in thousands) (there were no awards outstanding as of the year ended December 31, 2021):

	December 31, 2021	December 31, 2020
Stock Appreciation Rights	$15,798	$26,920
Long-Term Growth	3,778	3,617
Restricted Award Units	7,067	9,408
Total	$26,643	$39,945

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

The following table presents the number of shares of restricted stock units granted (at target shares for awards with performance conditions) for the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

	December 31, 2022	December 31, 2021	December 31, 2020
Restricted Stock Units (service condition)	666,184	450,675	313,735
Restricted Stock Units (service and performance condition)	402,436	374,535	269,710

The number of units granted for awards with performance conditions in the above table is based on performance against the target amount. The number of shares ultimately issued, which could be greater or less than target, will be based on achieving specific performance conditions related to the awards.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, December 31, 2021 and December 31, 2020

The following table presents the number and weighted average grant-date fair value of restricted stock units (at target shares for awards with performance conditions) for the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2019	506,640	$34.07
Granted	583,445	37.92
Vested	(104,016)	34.34
Forfeited	(54,284)	35.54
Outstanding at December 31, 2020	931,785	$36.32
Granted	825,210	37.09
Vested	(222,228)	36.49
Forfeited	(175,524)	36.39
Outstanding at December 31, 2021	1,359,243	$36.75
Granted	1,068,620	37.42
Vested	(497,200)	35.86
Forfeited	(309,508)	36.28
Outstanding at December 31, 2022	1,621,155	$37.49

For the year ended December 31, 2022, 458,952 shares of restricted stock units were issued, and 160,212 shares of common stock related to employee statutory income tax withholding were retired. For the year ended December 31, 2021, 188,408 shares of restricted stock units were issued, and 63,482 shares of common stock related to employee statutory income tax withholding were retired. For the year ended December 31, 2020, 78,476 shares of restricted stock units were issued, and 36,921 shares of common stock related to employee statutory income tax withholding were retired.

The following table presents the number of shares of restricted stock outstanding (at target shares for awards with performance conditions) at December 31, 2022, December 31, 2021 and December 31, 2020:

	December 31, 2022	December 31, 2021	December 31, 2020
Restricted Stock Units (service condition)	817,278	526,349	374,819
Restricted Stock Units (service and performance condition)	803,877	832,894	556,966

7.	Goodwill

The following table summarizes the changes in the carrying value of goodwill by reporting segment for the years ended December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2021	Acquisitions	Foreign Exchange	December 31, 2022
Federal Solutions	$1,339,117	$252,446	$-	$1,591,563
Critical Infrastructure	73,573	-	(3,286)	70,287
Total	$1,412,690	$252,446	$(3,286)	$1,661,850

	December 31, 2020	Acquisitions	Foreign Exchange	December 31, 2021
Federal Solutions	$1,188,882	$150,235	$-	$1,339,117
Critical Infrastructure	73,096	-	477	73,573
Total	$1,261,978	$150,235	$477	$1,412,690

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, December 31, 2021 and December 31, 2020

 For the years ended December 31, 2022 and December 31, 2021, the Company performed a quantitative impairment analysis for all reporting units. It was determined that the fair value of all reporting units exceeded their carrying values. No goodwill impairments were identified for the three years ended December 31, 2022, December 31, 2021 and December 31, 2020.

8.	Intangible Assets

The gross amount and accumulated amortization of acquired identifiable intangible assets included in “Intangible assets, net” on the consolidated balance sheets were as follows (in thousands except for years):

	December 31, 2022			December 31, 2021			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (in years)
Backlog	$142,200	$(45,903)	$96,297	$60,407	$(17,591)	$42,816	4
Customer relationships	293,730	(146,032)	147,698	267,295	(123,869)	143,426	9
Leases	120	(87)	33	120	(68)	52	6
Developed technology	16,600	(11,560)	5,040	109,700	(92,526)	17,174	5
Trade name	5,000	(3,083)	1,917	1,000	(244)	756	1
Non-compete agreements	3,350	(2,074)	1,276	2,850	(1,123)	1,727	3
In process research and development	1,800	-	1,800	1,800	-	1,800	n/a
Other intangibles	275	(209)	66	275	(205)	70	10
Total intangible assets	$463,075	$(208,948)	$254,127	$443,447	$(235,626)	$207,821

The prior year presentation has been corrected to reflect the removal of fully amortized intangible assets resulting in reductions to gross carrying amount and accumulated amortization of $159 million.

         The aggregate amortization expense of intangible assets was $78.2 million, $103.2 million, and $87.8 million for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively.

Estimated amortization expense in each of the next five years and beyond is as follows (in thousands):

December 31, 2022
2023	$68,255
2024	35,359
2025	29,818
2026	26,238
2027	25,319
Thereafter	67,338
Total	$252,327

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, December 31, 2021 and December 31, 2020

9.	Property and Equipment, Net

Property and equipment consisted of the following at December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022	December 31, 2021	Useful life (years)
Buildings and leasehold improvements	$103,071	$99,543	1-15
Furniture and equipment	85,088	86,862	3-10
Computer systems and equipment	152,511	157,633	3-10
Construction equipment	5,271	6,806	5-7
Construction in progress	21,952	12,970
	367,893	363,814
Accumulated depreciation	(271,843)	(259,618)
Property and equipment, net	$96,050	$104,196

Depreciation expense of $39.0 million, $38.6 million, and $39.0 million was recorded for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively.

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at December 31, 2022 and December 31, 2021 (in thousands):

	2022	2021
Salaries and wages	$85,328	$90,023
Employee benefits	298,914	264,912
Self-insurance liability	25,351	23,737
Project cost accruals	147,378	127,970
Other accrued expenses	73,222	92,447
Total accrued expenses and other current liabilities	$630,193	$599,089

11.	Debt and Credit Facilities

Debt consisted of the following at December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022	December 31, 2021
Long-Term:
Delayed draw term loan	$350,000	$-
Senior notes	-	200,000
Convertible senior notes	400,000	400,000
Revolving credit facility	-	-
Debt issuance costs	(6,395)	(8,078)
Total long-term	743,605	591,922
Total Debt	$743,605	$591,922

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, December 31, 2021 and December 31, 2020

Revolving Credit Facility

In June 2021, the Company entered into a $650 million unsecured revolving credit facility (the “Credit Agreement”). The Company incurred $1.9 million of costs in connection with this Credit Agreement. The 2021 Credit Agreement replaced an existing Fifth Amended and Restated Credit Agreement dated as of November 15, 2017. Under the new agreement, the Company’s revolving credit facility was increased from $550 million to $650 million. The credit facility has a five-year maturity, which may be extended up to two times for periods determined by the Company and the applicable extending lenders, and permits the Company to borrow in U.S. dollars, certain specified foreign currencies, and each other currency that may be approved in accordance with the 2021 Facility. The borrowings under the Credit Agreement bear interest at either a eurocurrency rate plus a margin between 1.0% and 1.625% or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%. The rates on December 31, 2022 and December 31, 2021 were 5.7% and 1.36%, respectively. Borrowings under this Credit Agreement are guaranteed by certain Company operating subsidiaries.  Letters of credit commitments outstanding under this agreement aggregated approximately $44.5 million and $44.3 million at December 31, 2022 and December 31, 2021, respectively, which reduced borrowing limits available to the Company. Interest expense related to the Credit Agreement was $4.3 million, $0.7 million and $1.0 million, for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively. There were no loan amounts outstanding under the Credit Agreement at December 31, 2022 and December 31, 2021.

The Credit Agreement includes various covenants, including restrictions on indebtedness, liens, acquisitions, investments or dispositions, payment of dividends and maintenance of certain financial ratios and conditions. The Company was in compliance with these covenants at December 31, 2022 and December 31, 2021.

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

The Company incurred approximately $1.1 million of debt issuance costs in connection with the private placement. On August 10, 2018, the Company finalized an amended and restated intercreditor agreement related to this private placement to more closely align certain covenants and definitions with the terms under the 2017 amended and restated Credit Agreement and incurred approximately $0.5 million of additional issuance costs. These costs were presented as a direct deduction from the debt on the face of the balance sheet.  Interest expense related to the Senior Notes was $8.5 million $11.6 million and $12.4 million for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively. The amortization of debt issuance costs and interest expense is recorded in “Interest expense” on the consolidated statements of income. The Company paid the $50 million Series A tranche of the Senior Notes as scheduled in July 2021. The Company made interest payments related to the Senior Notes of approximately $13.1 million during the year ended December 31, 2022, and $12.4 million during the years ended December 31, 2021 and December 31, 2020.  Interest payable of approximately  $4.7 million was recorded in “Accrued expenses and other current liabilities” on the consolidated balance sheets at December 31, 2021 related to the Senior Notes. The Company repaid all outstanding Senior Notes in October 2022. In connection with the prepayment, the Company incurred $2.1 million of interest expense associated with a make-whole amount and remaining unamortized debt issuance costs.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, December 31, 2021 and December 31, 2020

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

December 31, 2022, December 31, 2021 and December 31, 2020

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

Under existing GAAP at the time of issuance during 2020, convertible debt instruments that may be settled in cash on conversion were required to be separated into liability and equity components in a manner that reflects the issuer’s non-convertible debt borrowing rate. The carrying amount of the liability component was based on the fair value of a similar instrument that does not contain an equity conversion option. The carrying amount allocated to the equity component, which was recognized as a debt discount, represents the difference between the proceeds from the issuance of the notes and the fair value of the liability component of the notes. Based on this debt-to-equity ratio, debt issuance costs are then allocated to the liability and equity components in a similar manner. Accordingly, at issuance the Company allocated $336.1 million to the debt liability and $53.6 million to additional paid-in capital. The difference between the principal amount of the Convertible Senior Notes and the liability component, inclusive of issuance costs, represents the debt discount, which the Company amortized to interest expense over the term of the Convertible Senior Notes using an effective interest rate of 3.25%. The Company recognized interest expense of  $3.0 million for the years ended December 31, 2022 and December 31, 2021, respectively.  As of December 31, 2022 and December 31, 2021 the carrying value of the Notes was $400.0 million, respectively.

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

Delayed Draw Term Loan

In September 2022, the Company entered into a $350 million unsecured Delayed Draw Term Loan with an increase option of up to $150 million (the “2022 Delayed Draw Term Loan”). The 2022 Delayed Draw Term Loan may be borrowed in a single draw during the period from and including the Closing Date to the earlier to occur of (a) the date of termination of the 2022 Delayed Draw Term Loan by the Company pursuant to the terms of the 2022 Delayed Draw Term Loan Agreement and (b) six (6) months following the Closing Date. Proceeds of the 2022 Delayed Draw Term Loan Agreement may be used (a) to pay off in full, or partially payoff, the Company’s existing Senior Notes, (b) to prepay revolving loans outstanding under the Revolving Credit Agreement (as defined below), or (c) for working capital, capital expenditures and other lawful corporate purposes. The Company drew $350.0 million from the 2022 Delayed Draw Term Loan in November 2022. The Company incurred $0.9 million of debt issuance costs in connection with the delayed draw term loan as of December 31, 2022. These costs are presented as a direct deduction from the debt on the face of the balance sheet. Interest expense related to the Delayed Draw Term Loan was $3.3 million for the year ended December 31, 2022. The amortization of debt issuance costs and interest expense is recorded in “Interest expense” on the consolidated statements of income.  As of December 31, 2022, there was $350.0 million outstanding under the Delayed Draw Term Loan.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, December 31, 2021 and December 31, 2020

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

Letters of Credit

The Company also has in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated approximately $222.5 million and $223.0 million at December 31, 2022 and December 31, 2021, respectively.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, December 31, 2021 and December 31, 2020

12.	Other Long-term Liabilities

Other long-term liabilities consisted of the following at December 31, 2022 and December 31, 2021 (in thousands):

	2022	2021
Self-insurance liability	$77,307	$72,424
Reserve for uncertain tax positions	21,508	19,318
Finance lease obligations	2,246	2,422
Other long-term liabilities	8,159	668
Total other long-term liabilities	$109,220	$94,832

Refer to “Note 13—Income Taxes” for further discussion of the Company’s reconciliation of the beginning and ending balances of uncertain tax positions.

13.	Income Taxes

On August 9, 2022 President Biden signed the Creating Helpful Incentives to Produce Semiconductors (CHIPS) Act into law, which includes an advanced manufacturing investment tax credit, among other provisions. On August 16, 2022 President Biden signed the Inflation Reduction Act (the IRA) into law, which includes implementation of a new alternative minimum tax, an excise tax on stock buybacks, and tax incentives for energy and climate initiatives, among other provisions. Based on the Company’s review, these new laws do not result in a material change to the Company’s income tax provision for 2022.

On November 18, 2022, the U.S. Treasury Department and IRS (collectively, “Treasury”) released proposed regulations that provide additional guidance relating to the foreign tax credit (“FTC”). The 2022 Proposed Regulations include guidance with respect to the reattribution asset rule for purposes of allocating and apportioning foreign taxes, the cost recovery requirement, and the attribution rule for withholding taxes on royalty payments.  These Proposed Regulations would, if finalized, supplement and revise Final Regulations that were published on January 4, 2022.  The Company has assessed the impact of the January 4, 2022, Final Regulations and has included the impact in its provision for income taxes.  The Company does not expect any material impact to its consolidated financial statements from the issuance of the Proposed Regulations.

The following table presents the components of our income from continuing operations before income taxes (in thousands):

	2022	2021	2020
United States earnings	$77,110	$24,687	$64,810
Foreign earnings	89,112	87,901	96,603
	$166,222	$112,588	$161,413

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, December 31, 2021 and December 31, 2020

The income tax expense (benefit) attributable to income from continuing operations for the years ended December 31, 2022, December 31, 2021, and December 31, 2020 consists of the following (in thousands):

	2022	2021	2020
Current
Federal	$21,323	$653	$15,663
State	9,946	6,830	9,024
Foreign	9,232	19,621	16,534
Total current income tax expense	40,501	27,104	41,221
Deferred
Federal	(2,902)	1,624	(186)
State	(623)	(1,263)	(1,785)
Foreign	2,681	(3,829)	3,242
Total deferred tax expense (benefit)	(844)	(3,468)	1,271
Total income tax expense	$39,657	$23,636	$42,492

Income tax expense (benefit) was different from the amount computed by applying the United States federal statutory rate to pre-tax income from continuing operations as a result of the following (in thousands):

	2022		2021		2020
Income before income tax expense	$166,222		$112,588		$161,413
Tax at federal statutory tax rate	34,907	21.0%	23,644	21.0%	33,897	21.0%
State taxes, net of federal tax benefit	7,530	4.5%	4,192	3.7%	4,838	3.0%
Change in tax status	—	0.0%	—	0.0%	3,897	2.4%
Change in valuation allowance	1,363	0.8%	3,865	3.4%	6,850	4.2%
Change in uncertain tax positions	1,688	1.0%	(80)	-0.1%	883	0.6%
Foreign tax rate differential	(1,787)	-1.1%	(388)	-0.3%	(128)	-0.1%
Tax cost of foreign operations, net of credits	777	0.5%	(5,151)	-4.6%	(47)	0.0%
Transaction costs	—	0.0%	540	0.5%	61	0.0%
Noncontrolling interests	(6,279)	-3.8%	(5,225)	-4.6%	(4,280)	-2.6%
Federal business credits	(1,926)	-1.2%	(2,538)	-2.2%	(2,206)	-1.4%
Executive compensation	1,921	1.2%	2,352	2.1%	80	0.0%
Other, net	1,463	0.9%	2,425	2.1%	(1,353)	-0.9%
Total income tax expense	$39,657	23.9%	$23,636	21.0%	$42,492	26.3%

The effective tax rate in 2022 increased to 23.9% from 21.0% in 2021. The change in the effective tax rate was due primarily to a net increase of uncertain tax positions during 2022, an income tax benefit recognized in 2021 for foreign tax credits which did not reoccur in 2022, partially offset by a decrease in withholding taxes, a benefit from a change in jurisdictional mix of earnings, and a tax expense recognized in 2021 related to a nonrecurring write down of a foreign tax receivable.

The effective tax rate in 2021 decreased to 21.0% from 26.3% in 2020. The change in the effective tax rate was due primarily to an increase in untaxed income attributable to noncontrolling interests, foreign tax credits utilized on the 2020 federal return, a change in jurisdictional earnings, and a release of uncertain tax positions, partially offset by a write down of a foreign tax receivable and an increase in executive compensation subject to IRC Section 162(m) limitations.

The effective tax rate for the year ended December 31, 2022 differs from the federal statutory tax rate primarily due to state income taxes and a recorded valuation allowance on foreign tax credit

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, December 31, 2021 and December 31, 2020

carryovers, partially offset by benefits related to income attributable to noncontrolling interests, earnings in lower tax jurisdictions and federal business tax credits.

The effective tax rate for the year ended December 31, 2021 differs from the federal statutory tax rate primarily due to state income taxes, a recorded valuation allowance on foreign tax credit carryovers, a write down of a foreign tax receivable, and an increase in executive compensation subject to IRC Section 162(m) limitations, partially offset by benefits related to untaxed income attributable to noncontrolling interests, release of uncertain tax positions, and federal business tax credits.

The components of deferred tax assets and liabilities consists of the following at December 31, 2022 and December 31, 2021 (in thousands):

	2022	2021
Deferred tax assets
Project and non-project reserves	$20,862	$24,668
Employee compensation and benefits	55,103	60,397
Revenue and cost recognition	43,629	28,930
Insurance accruals	14,067	16,661
Net operating losses	8,928	11,589
Lease liabilities	44,285	54,926
Tax credit carryforwards	22,333	21,818
Other	3,847	3,323
Total deferred tax assets	213,054	222,312
Valuation allowance	(28,705)	(27,348)
Total deferred tax assets	184,349	194,964
Deferred tax liabilities
Intangible assets	(12,131)	(16,542)
Right-of-use assets	(40,111)	(48,993)
Other	(6,868)	(6,436)
Total deferred tax liabilities	(59,110)	(71,971)
Net deferred tax asset	$125,239	$122,993

The Company assesses the realizability of its deferred tax assets each reporting period through an analysis of potential sources of taxable income, including prior year taxable income available to absorb carryback of tax losses, reversals of existing taxable temporary differences, tax planning strategies, and forecasts of taxable income. The Company considers all negative and positive evidence, including the weight of the evidence, to determine if a valuation allowance against deferred tax assets is required. A valuation allowance is recorded against deferred tax assets to reflect the amount of deferred tax assets that is determined to be more-likely-than-not to be realized.

The Company is not asserting that any of the earnings of the foreign subsidiaries will be permanently reinvested. Therefore, the Company has recorded a deferred tax liability for the undistributed earnings net of applicable foreign tax credits.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to currently deduct research and development expenditures in the year incurred and requires taxpayers to amortize such expenditures over five years for tax purposes. This provision resulted in additional cash tax liability for the 2022 tax year of approximately $16 million. Correspondingly, our deferred tax asset for revenue and cost recognition increased by approximately $16 million to reflect future amortization deductions of the capitalized expenses.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, December 31, 2021 and December 31, 2020

As of December 31, 2022, and December 31, 2021, the Company’s valuation allowance against deferred tax assets was $28.7 million and $27.3 million, respectively. The Company has recorded a valuation allowance against certain tax attributes that the Company has determined are not more-likely-than-not to be realized, including certain foreign net operating loss carryforwards, foreign tax credit carryforwards, and capital loss carryforwards. From December 31, 2021 to December 31, 2022, the Company’s valuation allowance increased by $1.4 million.  This increase relates to deferred tax assets recorded for foreign tax credit carryforwards, offset in part by a decrease related to net operating loss carryforwards.  The valuation allowance is recorded because the Company does not expect to have sufficient taxable income and foreign source income to support the net operating loss carryforwards and the foreign tax credit carryforwards before they expire.

As of December 31, 2022, the Company has NOLs of $0.4 million, $30.6 million, and $30.2 million for U.S. Federal, U.S. states and foreign jurisdictions, respectively. The utilization of the U.S. federal and U.S. state NOLs are subject to certain annual limitations.  Of these NOL amounts, $0 million, $20.1 million and $19.3 million in U.S. Federal, U.S. states and foreign jurisdictions, respectively, do not expire. The remaining amounts of NOLs in U.S. states and in foreign jurisdictions will expire if not used between 2023 and 2043.

As of December 31, 2022, the Company has foreign tax credit carryforwards of $22.3 million. The Company has provided a valuation allowance of $22.3 million as the Company considers it is not more likely than not that these credits will be realized. These foreign tax credits start expiring in the year 2029.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows (in thousands):

	2022	2021	2020
Beginning of year	$21,181	$16,395	$15,526
Increases—current year tax positions	4,666	6,203	950
Increases—prior year tax positions	2,254	1,512	1,951
Decreases—prior year tax positions	(3,537)	(2,929)	(1,366)
Settlements	(1,447)	—	(666)
Lapse of statute of limitations	(319)	—	—
End of year	$22,798	$21,181	$16,395

At December 31, 2022, and December 31, 2021, there are $21.8 million and $19.5 million of unrecognized tax benefits that if recognized would affect the Company’s effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as part of its income tax expense. During the years ended December 31, 2022, December 31, 2021, and December 31, 2020, the Company recognized approximately $0.7 million, $(0.9) million, and $1.1 million in interest and penalties, respectively, in the consolidated statements of income.  The total amount of interest and penalties accrued in the consolidated balance sheets was $4.1 million, $3.5 million, and $4.4 million at December 31, 2022, December 31, 2021, and December 31, 2020, respectively.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction, various U.S. states, and foreign jurisdictions. The Company is subject to examination by tax authorities in several jurisdictions, including major jurisdictions such as Canada, Qatar, Saudi Arabia and the United States. As of December 31, 2022, the Company’s U.S. federal income tax returns for tax years 2019 and forward remain subject to examination.  U.S. states and foreign income tax returns remain subject to examination based on varying local statutes of limitations.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, December 31, 2021 and December 31, 2020

The Company estimates that, within 12 months, it may decrease its uncertain tax positions by approximately $2.5 million as a result of concluding various tax audits and closing tax years.

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

14.	Contingencies

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

In September 2015, a former Parsons employee filed an action in the United States District Court for the Northern District of Alabama against us as a qui tam relator on behalf of the United States (the “Relator”) alleging violation of the False Claims Act. The plaintiff alleges that, as a result of these actions, the United States paid in excess of $1 million per month between February and September 2006 that it should have paid to another contractor, plus $2.9 million to acquire vehicles for the contractor defendant to perform its security services. The lawsuit sought (i) that we cease and desist from violating the False Claims Act, (ii) monetary damages equal to three times the amount of damages that the United States has sustained because of our alleged violations, plus a civil penalty of not less than $5,500 and not more than $11,000 for each alleged violation of the False Claims Act, (iii) monetary damages equal to the maximum amount allowed pursuant to §3730(d) of the False Claims Act, and (iv) Relator’s costs for this action, including recovery of attorneys’ fees and costs incurred in the lawsuit. The United States government did not intervene in this matter as it is allowed to do so under the statute. The parties are concluding discovery and we anticipate that the court will hear dispositive and/or pre-trial motions in early or mid-2023.  Depending upon the court’s rulings upon such motions, a trial may be scheduled in 2023.

At this time, the Company is unable to determine the probability of the outcome of the litigation or determine a potential range of loss, if any.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, December 31, 2021 and December 31, 2020

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

The Company’s principal retirement benefit plan is the ESOP, a stock bonus plan, established in 1975 to cover eligible employees of the Company and certain affiliated companies. Contributions of treasury stock to ESOP are made annually in amounts determined by the Company’s board of directors and are held in trust for the sole benefit of the participants. Shares allocated to a participant’s account are fully vested after three years of credited service, or in the event(s) of reaching age 65, death or disability while an active employee of the Company. As of December 31, 2022, the total shares of the Company’s common stock outstanding were 104,702,996, of which 63,742,151 were held by the ESOP. As of December 31, 2021, the total shares of the Company’s common stock outstanding were 103,659,731, of which 70,328,237 were held by the ESOP.

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

Total ESOP contribution expense was approximately $54.7 million, $54.9 million and $55.3 million for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively, and is recorded in “Direct costs of contracts” and “Selling, general and administrative expense” in the consolidated statements of income.

The Company also maintains a defined contribution plan (the “401(k) Plan”). Substantially all domestic employees are entitled to participate in the 401(k) Plan, subject to certain minimum requirements. The Company’s contributions to the 401(k) Plan for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 amounted to $30.2 million, $25.5 million, and $24.4 million, respectively.

As part of an acquisition in 2014, the Company acquired a defined contribution pension plan, a defined benefit pension plan, and supplemental retirement plan. For the defined contribution pension plan, the Company contributes a base amount plus an additional amount based upon a predetermined formula. At December 31, 2022 and December 31, 2021, the defined benefit pension plan was in a net asset position of $1.8 million and $2.6 million, respectively, which is recorded in “Other noncurrent assets” on the consolidated balance sheets.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, December 31, 2021 and December 31, 2020

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

Letters of credit outstanding described in ‘Note 11—Debt and Credit Facilities” that relate to project ventures are approximately $106.8 million and $73.2 million at December 31, 2022 and December 31, 2021, respectively.

In the table below, aggregated financial information relating to the Company’s joint ventures is provided because their nature, risk and reward characteristics are similar. None of the Company’s current joint ventures that meet the characteristics of a VIE are individually significant to the consolidated financial statements.

Consolidated Joint Ventures

The following represents financial information for consolidated joint ventures included in the consolidated financial statements as of and for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 (in thousands):

	2022	2021
Current assets	$289,837	$246,342
Noncurrent assets	9,961	2,180
Total assets	299,798	248,522
Current liabilities	198,464	175,637
Total liabilities	198,464	175,637
Total joint venture equity	$101,334	$72,885

	2022	2021	2020
Revenue	$483,888	$402,078	$450,530
Costs	422,559	351,670	408,319
Net income	$61,329	$50,408	$42,211
Net income attributable to noncontrolling interests	$29,901	$24,880	$20,380

The assets of the consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the Company’s general operations.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, December 31, 2021 and December 31, 2020

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

The following represents the financial information of the Company’s unconsolidated joint ventures as presented in their unaudited financial statements as of and for the years ended December 31, 2022 and December 31, 2021 (in thousands):

	2022	2021
Current assets	$1,610,246	$1,620,735
Noncurrent assets	491,658	531,261
Total assets	2,101,904	2,151,996
Current liabilities	1,255,297	1,088,985
Noncurrent liabilities	468,056	669,911
Total liabilities	1,723,353	1,758,896
Total joint venture equity	$378,551	$393,100
Investments in and advances to unconsolidated joint ventures	$107,425	$110,688

	2022	2021	2020
Revenue	$2,406,407	$2,709,305	$1,830,802
Costs	2,325,472	2,536,403	1,709,933
Net income	$80,935	$172,902	$120,869
Equity in earnings of unconsolidated joint ventures	$16,347	$36,862	$30,059

The Company received net distribution from its unconsolidated joint ventures of $20.2 million and $30.5 million for the years ended December 31, 2022 and December 31, 2020, respectively, and had net contributions to its unconsolidated joint ventures of $13.2 million for the year ended December 31, 2021.

For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, the Company recorded a $13.8 million, $15.6 million and $15.5 million write-down, respectively, on an unconsolidated joint venture in the Critical Infrastructure segment as a result of changes in estimates made by the managing partner. For the year ended December 31, 2022, this write-down decreased operating and net income by $13.8 million and $10.3 million, respectively, and decreased diluted earnings per share by $0.09. For the year ended December 31, 2021, this write-down decreased operating and net income by $15.6 million and $11.6 million, respectively, and decreased diluted earnings per share by $0.10. For the year ended December 31, 2020, this write-down decreased operating and net income by $15.5 million and $11.5 million, respectively, and decreased diluted earnings per share by $0.11.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, December 31, 2021 and December 31, 2020

17.	Related Party Transactions

The Company often provides services to unconsolidated joint ventures and revenues include amounts related to recovering overhead costs for these services. For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, revenues included $215.2 million, $204.7 million, and $172.2 million, respectively, related to services the Company provided to unconsolidated joint ventures. For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, the Company incurred approximately $156.0 million, $155.5 million and $133.8 million, respectively, of reimbursable costs. Amounts included in the consolidated balance sheets related to services the Company provided to unconsolidated joint ventures are as follows (in thousands):

	2022	2021
Accounts receivable	$40,320	$30,246
Contract assets	30,578	16,069
Contract liabilities	14,906	10,605

18.	Fair Value of Financial Instruments

The authoritative guidance on fair value measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). At December 31, 2022 and December 31, 2021, the Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable, and other liabilities. The fair values of these financial instruments approximate their carrying values due to their short-term maturities.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, December 31, 2021 and December 31, 2020

The following table sets forth assets associated with the pension plan in “Note 15—Retirement and Other Benefits Plans” that are accounted for at fair value by Level within the fair value hierarchy.

Fair value as of December 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Mutual funds	$1,924	$—	$—	$1,924
Fixed income	—	7,662	—	7,662
Cash and cash equivalents	449	—	—	449
	$2,373	$7,662	$—	$10,035

Fair value as of December 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Mutual funds	$2,951	$—	$—	2,951
Fixed income	—	9,813	—	9,813
Cash and cash equivalents	489	—	—	489
	3,440	9,813	—	13,253

As described in “Note 15—Retirement and Other Benefits Plans”, the Company acquired a defined contribution pension plan, a defined benefit pension plan, and supplemental retirement plans. At December 31, 2022 and December 31, 2021, the Company measured the mutual funds held within the defined benefit pension plan at fair value using unadjusted quoted prices in active markets that are accessible for identical assets. The Company measured the fixed income securities using market bid and ask prices. The inputs that are significant to the valuation of fixed income securities are generally observable, and therefore have been classified as Level 2.

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

19.	Earnings Per Share

The tables below reconcile the denominator and numerator used to compute basic earnings per share (“EPS”) to the denominator and numerator used to compute diluted EPS for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.  Basic EPS is computed using the weighted average number of shares outstanding during the period and income available to shareholders. Diluted EPS is computed similar to basic EPS, except the income available to shareholders is adjusted to add back interest expense, after tax, related to the Convertible Senior Note, and the weighted average number of shares outstanding is adjusted to reflect the dilutive effects of stock-based awards and shares underlying the Convertible Senior Note.

           Convertible Senior Note dilution impact is calculated using the if-converted method which was required upon adoption of ASU 2020-06. As a result, the Company elected to adopt the if-converted method during the third quarter of 2020. In connection with the offerings of our note, the Company entered into a convertible note hedge and warrants (see Note 11 Debt and Credit Facilities); however, the convertible note hedge is not considered when calculating dilutive shares given its impact is anti-dilutive. The impact of the bond hedge would offset the dilutive impact of the shares underlying the Convertible Senior Note. The warrants have a strike price above our average share price during the period and are out of the money and not included in the tables below.

Dilutive potential common shares include, when circumstances require, shares the Company could be obligated to issue from its Convertible Senior Notes and warrants (see Note 11 Debt and Credit Facilities for further discussion) and stock-based awards. Shares to be provided to the Company from its bond hedge purchased concurrently with the issuance of Convertible Senior Notes are anti-dilutive and are not included in its diluted shares. Anti-dilutive stock-based awards excluded from the calculation of earnings per share for the years ended December 31, 2022, December 31, 2021, and December 31, 2020 were 15,113, 11,986, and 5,327, respectively. In addition, the convertible senior notes were anti-dilutive and excluded for 2020.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, December 31, 2021 and December 31, 2020

The weighted average number of shares used to compute basic and diluted EPS were (in thousands):

	2022	2021	2020
Basic weighted average number of shares outstanding	103,758	102,544	100,848
Stock-based awards	808	666	357
Convertible senior notes	8,917	8,917	-
Diluted weighted average number of shares outstanding	113,483	112,127	101,205

The net income available to shareholders to compute basic and diluted EPS were (in thousands):

	2022	2021	2020
Net income attributable to Parsons Corporation	96,664	64,072	98,541
Convertible senior notes if-converted method interest adjustment	2,176	2,130	-
Diluted net income attributable to Parsons Corporation	98,840	66,202	98,541

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

The following table summarizes the repurchase activity under the stock repurchase program.

	2022	2021
Total shares repurchased	574,933	618,533
Total shares retired	574,933	618,533
Average price paid per share	$38.27	$35.08

As of December 31, 2022, the Company has $56.3 million remaining under the stock repurchase program.

20.	Segments Information

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, December 31, 2021 and December 31, 2020

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

The following table summarizes business segment information for the periods presented (in thousands):

	2022	2021	2020
Revenues:
Federal Solutions	$2,212,987	$1,888,050	$1,911,910
Critical Infrastructure	1,982,285	1,772,721	2,007,036
Total revenues	$4,195,272	$3,660,771	$3,918,946

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

	2022	2021	2020
Adjusted EBITDA attributable to Parsons Corporation
Federal Solutions	$199,004	$162,733	$167,340
Critical Infrastructure	123,385	121,700	154,528
Adjusted EBITDA attributable to Parsons Corporation	322,389	284,433	321,868
Adjusted EBITDA attributable to noncontrolling interests	30,393	25,287	20,753
Depreciation and amortization	(120,501)	(144,209)	(127,980)
Interest expense, net	(22,219)	(17,301)	(20,169)
Income tax (expense) benefit	(39,657)	(23,636)	(42,492)
Equity-based compensation	(24,354)	(19,601)	(9,785)
Transaction-related costs (a)	(16,270)	(11,965)	(19,922)
Restructuring (b)	(213)	(736)	(2,193)
Other (c)	(3,003)	(3,320)	(1,159)
Net income including noncontrolling interests	$126,565	$88,952	$118,921
Net income attributable to noncontrolling interests	(29,901)	(24,880)	(20,380)
Net income attributable to Parsons Corporation	$96,664	$64,072	$98,541

(a)	Reflects costs incurred in connection with acquisitions, and other non-recurring transaction costs, primarily fees paid for professional services and employee retention.
(b)	Reflects costs associated with and related to our corporate restructuring initiatives.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, December 31, 2021 and December 31, 2020

(c)	Includes a combination of gain/loss related to sale of fixed assets, software implementation costs, and other individually insignificant items that are non-recurring in nature.

Asset information by segment is not a key measure of performance used by the CODM.

The following table presents revenues and property and equipment, net by geographic area (in thousands):

	2022	2021	2020
Revenues:
North America	$3,463,128	$3,028,760	$3,215,874
Middle East	710,830	610,655	684,353
Rest of World	21,314	21,356	18,719
Total revenues	$4,195,272	$3,660,771	$3,918,946
Property and equipment, net
North America	$91,217	$100,674	$116,460
Middle East	4,833	3,522	4,567
Total property and equipment, net	$96,050	$104,196	$121,027

North America revenue includes $3.2 billion, $2.7 billion and $3.0 billion of United States revenue for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively. North America property and equipment, net includes $84.4 million, $95.0 million and $109.6 million of property and equipment, net in the United States at December 31, 2022, December 31, 2021 and December 31, 2020, respectively.

The geographic location of revenue is determined by the location of the customer.  The prior reporting of revenue by geographic location has been conformed to the current presentation.

The following table presents revenues by business lines (in thousands):

	2022	2021	2020
Revenue:
Defense & Intelligence	$1,368,779	$1,269,030	$1,205,152
Engineered Systems	844,208	619,020	706,758
Federal Solutions revenues	2,212,987	1,888,050	1,911,910
Mobility Solutions	1,291,088	1,164,718	1,280,535
Connected Communities	691,197	608,003	726,501
Critical Infrastructure revenues	1,982,285	1,772,721	2,007,036
Total revenues	$4,195,272	$3,660,771	$3,918,946

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, December 31, 2021 and December 31, 2020

21.	Subsequent Events

None.

PARSONS CORPORATION AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

Description	Balance at beginning of period	Additions	Deductions	Other and foreign exchange impact	Balance at end of period
2022
Allowance for doubtful accounts	3,955	59	(3)	-	4,011
Valuation allowance on deferred tax assets	27,348	3,656	(2,180)	(119)	28,705
2021
Allowance for doubtful accounts	4,001	8	(54)	-	3,955
Valuation allowance on deferred tax assets	23,878	4,873	(878)	(525)	27,348
2020
Allowance for doubtful accounts	5,497	1,201	(2,697)	-	4,001
Valuation allowance on deferred tax assets	17,359	7,655	(596)	(540)	23,878