Form 10-Q
period 2023-03-31
PARSONS CORP
filed 2023-05-03
CIK 275880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 24, 2023, the registrant had 104,857,376 shares of common stock, $1.00 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents (including $96,662 and $53,193 Cash of consolidated joint ventures)	$220,439	$262,539
Accounts receivable, net (including $212,924 and $217,419 Accounts receivable of consolidated joint ventures, net)	763,720	717,345
Contract assets (including $9,285 and $11,313 Contract assets of consolidated joint ventures)	683,631	634,033
Prepaid expenses and other current assets (including $12,871 and $7,913 Prepaid expenses and other current assets of consolidated joint ventures)	133,553	105,866
Total current assets	1,801,343	1,719,783

Property and equipment, net (including $3,083 and $2,543 Property and equipment of consolidated joint ventures, net)	94,759	96,050
Right of use assets, operating leases (including $6,863 and $6,315 Right of use assets, operating leases of consolidated joint ventures)	148,095	155,090
Goodwill	1,661,913	1,661,850
Investments in and advances to unconsolidated joint ventures	107,416	107,425
Intangible assets, net	236,117	254,127
Deferred tax assets	140,366	137,709
Other noncurrent assets	65,797	66,108
Total assets	$4,255,806	$4,198,142

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable (including $45,581 and $49,078 Accounts payable of consolidated joint ventures)	$209,462	$201,428
Accrued expenses and other current liabilities (including $128,145 and $102,417 Accrued expenses and other current liabilities of consolidated joint ventures)	635,089	630,193
Contract liabilities (including $39,958 and $40,654 Contract liabilities of consolidated joint ventures)	229,225	213,064
Short-term lease liabilities, operating leases (including $2,992 and $2,552 Short-term lease liabilities, operating leases of consolidated joint ventures)	55,606	59,144
Income taxes payable	10,689	4,290
Total current liabilities	1,140,071	1,108,119

Long-term employee incentives	18,599	17,375
Long-term debt	744,140	743,605
Long-term lease liabilities, operating leases (including $3,871 and $3,763 Long-term lease liabilities, operating leases of consolidated joint ventures)	107,482	111,417
Deferred tax liabilities	12,555	12,471
Other long-term liabilities	107,429	109,220
Total liabilities	2,130,276	2,102,207
Contingencies (Note 12)
Shareholders' equity:
Common stock, $1 par value; authorized 1,000,000,000 shares; 146,243,639 and 146,132,016 shares issued; 42,248,807 and 40,960,845 public shares outstanding; 62,565,812 and 63,742,151 ESOP shares outstanding	146,244	146,132
Treasury stock, 41,429,020 shares at cost	(844,936)	(844,936)
Additional paid-in capital	2,712,167	2,717,134
Retained earnings	68,429	43,089
Accumulated other comprehensive loss	(18,025)	(17,849)
Total Parsons Corporation shareholders' equity	2,063,879	2,043,570
Noncontrolling interests	61,651	52,365
Total shareholders' equity	2,125,530	2,095,935
Total liabilities and shareholders' equity	$4,255,806	$4,198,142

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share information)

(Unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Revenue	$1,173,466	$949,069
Direct cost of contracts	917,188	733,900
Equity in (losses) earnings of unconsolidated joint ventures	(5,840)	5,598
Selling, general and administrative expenses	199,308	185,077
Operating income	51,130	35,690
Interest income	793	65
Interest expense	(6,458)	(3,938)
Other income (expense), net	1,314	145
Total other income (expense)	(4,351)	(3,728)
Income before income tax expense	46,779	31,962
Income tax expense	(11,503)	(8,119)
Net income including noncontrolling interests	35,276	23,843
Net income attributable to noncontrolling interests	(9,723)	(3,176)
Net income attributable to Parsons Corporation	$25,553	$20,667
Earnings per share:
Basic	$0.24	$0.20
Diluted	$0.23	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Net income including noncontrolling interests	$35,276	$23,843
Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	(177)	2,874
Pension adjustments, net of tax	1	22
Comprehensive income including noncontrolling interests, net of tax	35,100	26,739
Comprehensive income attributable to noncontrolling interests, net of tax	(9,723)	(3,177)
Comprehensive income attributable to Parsons Corporation, net of tax	$25,377	$23,562

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net income including noncontrolling interests	$35,276	$23,843
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	28,359	30,509
Amortization of debt issue costs	657	649
Gain on disposal of property and equipment	(3)	(39)
Provision for doubtful accounts	-	(3)
Deferred taxes	(2,586)	(2,566)
Foreign currency transaction gains and losses	(290)	882
Equity in losses (earnings) of unconsolidated joint ventures	5,840	(5,598)
Return on investments in unconsolidated joint ventures	7,793	11,874
Stock-based compensation	6,992	3,898
Contributions of treasury stock	14,435	13,054
Changes in assets and liabilities, net of acquisitions and newly consolidated joint ventures:
Accounts receivable	(47,482)	(46,690)
Contract assets	(49,098)	(21,212)
Prepaid expenses and other assets	(27,948)	4,496
Accounts payable	8,009	(39,342)
Accrued expenses and other current liabilities	(10,898)	(4,134)
Contract liabilities	16,113	945
Income taxes	6,408	4,706
Other long-term liabilities	(567)	(986)
Net cash used in operating activities	(8,990)	(25,714)
Cash flows from investing activities:
Capital expenditures	(8,146)	(4,473)
Proceeds from sale of property and equipment	19	112
Investments in unconsolidated joint ventures	(13,016)	(9,713)
Return of investments in unconsolidated joint ventures	-	644
Proceeds from sales of investments in unconsolidated joint ventures	381	-
Net cash used in investing activities	(20,762)	(13,430)
Cash flows from financing activities:
Proceeds from borrowings under credit agreement	5,700	-
Repayments of borrowings under credit agreement	(5,700)	-
Contributions by noncontrolling interests	200	1,226
Distributions to noncontrolling interests	(638)	(8,309)
Repurchases of common stock	(6,000)	(5,548)
Taxes paid on vested stock	(6,064)	(5,771)
Net cash used in financing activities	(12,502)	(18,402)
Effect of exchange rate changes	154	425
Net decrease in cash, cash equivalents, and restricted cash	(42,100)	(57,121)
Cash, cash equivalents and restricted cash:
Beginning of year	262,539	343,883
End of period	$220,439	$286,762

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2023 and March 31, 2022

(In thousands)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Parsons Equity	Noncontrolling Interests	Total
Balance at December 31, 2022	$146,132	$(844,936)	$2,717,134	$43,089	$(17,849)	$2,043,570	$52,365	$2,095,935
Comprehensive income
Net income	-	-	-	25,553	-	25,553	9,723	35,276
Foreign currency translation loss, net	-	-	-	-	(177)	(177)	-	(177)
Pension adjustments, net	-	-	-	-	1	1	-	1
Contributions	-	-	-	-	-	-	200	200
Distributions	-	-	-	-	-	-	(638)	(638)
Issuance of equity securities, net of retirements	251	-	(6,098)	(213)	-	(6,060)	-	(6,060)
Repurchases of common stock	(139)	-	(5,861)	-	-	(6,000)	-	(6,000)
Stock-based compensation	-	-	6,992	-	-	6,992	-	6,992
Balance at March 31, 2023	$146,244	$(844,936)	$2,712,167	$68,429	$(18,025)	$2,063,879	$61,651	$2,125,530

Balance at December 31, 2021	$146,277	$(867,391)	$2,684,979	$(53,529)	$(9,568)	$1,900,768	$36,344	$1,937,112
Comprehensive income
Net income	-	-	-	20,667	-	20,667	3,176	23,843
Foreign currency translation gain, net	-	-	-	-	2,873	2,873	1	2,874
Pension adjustments, net	-	-	-	-	22	22	-	22
Contributions	-	-	-	-	-	-	1,226	1,226
Distributions	-	-	-	-	-	-	(8,309)	(8,309)
Issuance of equity securities, net of retirements	222	-	(4,719)	4	-	(4,493)	-	(4,493)
Repurchases of common stock	(151)	-	(5,397)	-	-	(5,548)	-	(5,548)
Stock-based compensation	-	-	3,898	-	-	3,898	-	3,898
Balance at March 31, 2022	$146,348	$(867,391)	$2,678,761	$(32,858)	$(6,673)	$1,918,187	$32,438	$1,950,625

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

2.
Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and pursuant to the interim period reporting requirements of Form 10-Q. They do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with our consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. The Company’s most significant estimates and judgments involve revenue recognition with respect to the determination of the costs to complete contracts and transaction price; determination of self-insurance reserves; useful lives of property and equipment and intangible assets; calculation of allowance for doubtful accounts; valuation of deferred income tax assets and uncertain tax positions, among others. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and “Note 2—Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2022, for a discussion of the significant estimates and assumptions affecting our consolidated financial statements. Estimates of costs to complete contracts are continually evaluated as work progresses and are revised when necessary. When a change in estimate is determined to have an impact on contract profit, the Company records a positive or negative adjustment to the consolidated statement of income.

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

Amortization expense of $5.1 million related to these intangible assets was recorded for the three months ended March 31, 2023. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill in its entirety is deductible for tax purposes.

The amount of revenue generated by Xator and included within consolidated revenues is $112.4 million for the three months ended March 31, 2023. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

The Company is still in the process of finalizing its valuation of net working capital acquired.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the Xator acquisition had been consummated as of the beginning of fiscal year 2021 (in thousands) is as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Pro forma Revenue	$1,173,466	$1,016,072
Pro forma Net Income including noncontrolling interests	37,574	27,298

5.
Contracts with Customers

Disaggregation of Revenue

The Company’s contracts contain both fixed-price and cost reimbursable components. Contract types are based on the component that represents the majority of the contract. The following table presents revenue disaggregated by contract type (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Fixed-Price	$341,012	$240,574
Time-and-Materials	318,315	263,315
Cost-Plus	514,139	445,180
Total	$1,173,466	$949,069

See “Note 18 – Segments Information” for the Company’s revenues by business lines.

Contract Assets and Contract Liabilities

Contract assets and contract liabilities balances at March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023	December 31, 2022
Contract assets	$683,631	$634,033
Contract liabilities	229,225	213,064
Net contract assets (liabilities) (1)	$454,406	$420,969

(1)
Total contract retentions included in net contract assets (liabilities) were $74.1 million as of March 31, 2023, of which $31.6 million are not expected to be paid in the next 12 months. Total contract retentions included in net contract assets (liabilities) were $73.5 million as of December 31, 2022. Contract assets at March 31, 2023 and December 31, 2022 include $130.2 million and $127.9 million, respectively, related to unapproved change orders, claims, and requests for equitable adjustment. For the three months ended March 31, 2023 and March 31, 2022, there were no material losses recognized related to the collectability of claims, unapproved change orders, and requests for equitable adjustment.

During the three months ended March 31, 2023 and March 31, 2022, the Company recognized revenue of $78.1 million and $63.9 million, respectively, that was included in the corresponding contract liability balances at December 31, 2022 and December 31, 2021, respectively. Certain changes in contract assets and contract liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Acquired contract assets	$-	$25,397
Acquired contract liabilities	-	2,080

There was no significant impairment of contract assets recognized during the three months ended March 31, 2023 and March 31, 2022.

There were no revisions in estimates, such as changes in estimated claims or incentives, related to performance obligations partially satisfied in previous periods that individually had an impact of $5 million or more on revenue during the three months ended March 31, 2023 and March 31, 2022.

Accounts Receivable, net

Accounts receivable, net consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	2023	2022
Billed	$502,600	$502,411
Unbilled	265,131	218,945
Total accounts receivable, gross	767,731	721,356
Allowance for doubtful accounts	(4,011)	(4,011)
Total accounts receivable, net	$763,720	$717,345

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

Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations (“RUPO”) as of March 31, 2023 represent a measure of the total dollar value of work to be performed on contracts awarded and in-progress. The Company had $6.1 billion in RUPO as of March 31, 2023.

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

The Company expects to satisfy its RUPO as of March 31, 2023 over the following periods (in thousands):

Period RUPO Will Be Satisfied	Within One Year	Within One to Two Years	Thereafter
Federal Solutions	$1,556,366	$426,312	$354,968
Critical Infrastructure	1,815,189	881,384	1,029,688
Total	$3,371,555	$1,307,696	$1,384,656

6.
Leases

The Company has operating and finance leases for corporate and project office spaces, vehicles, heavy machinery and office equipment. Our leases have remaining lease terms of one year to seven years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases after the third year.

The components of lease costs for the three months ended March 31, 2023 and March 31, 2022 are as follows (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Operating lease cost	$16,625	$16,176
Short-term lease cost	3,663	3,480
Amortization of right-of-use assets	516	548
Interest on lease liabilities	33	21
Sublease income	(1,124)	(1,035)
Total lease cost	$19,713	$19,190

Supplemental cash flow information related to leases for the three months ended March 31, 2023 and March 31, 2022 is as follows (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Operating cash flows for operating leases	$17,785	$17,506
Operating cash flows for finance leases	33	21
Financing cash flows from finance leases	516	511
Right-of-use assets obtained in exchange for new operating lease liabilities	4,707	2,304
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,228	$-

Supplemental balance sheet and other information related to leases as of March 31, 2023 and December 31, 2022 are as follows (in thousands):

	March 31, 2023	December 31, 2022
Operating Leases:
Right-of-use assets	$148,095	$155,090
Lease liabilities:
Current	$55,606	$59,144
Long-term	107,482	111,417
Total operating lease liabilities	$163,088	$170,561
Finance Leases:
Other noncurrent assets	$4,677	$3,965
Accrued expenses and other current liabilities	$1,866	$1,746
Other long-term liabilities	$2,814	$2,246

Weighted Average Remaining Lease Term:
Operating leases	3.5 Year	3.6 years
Finance leases	2.8 Years	2.6 years
Weighted Average Discount Rate:
Operating leases	3.5%	3.4%
Finance leases	3.5%	2.8%

As of March 31, 2023, the Company has no operating leases that have not yet commenced.

A maturity analysis of the future undiscounted cash flows associated with the Company’s operating and finance lease liabilities as of March 31, 2023 is as follows (in thousands):

	Operating Leases	Finance Leases
2023 (remaining)	$47,319	$1,559
2024	47,657	1,620
2025	36,241	1,159
2026	21,466	542
2027	9,869	45
Thereafter	11,958	-
Total lease payments	174,510	4,925
Less: imputed interest	(11,422)	(245)
Total present value of lease liabilities	$163,088	$4,680

7.
Goodwill

The following table summarizes the changes in the carrying value of goodwill by reporting segment from December 31, 2022 to March 31, 2023 (in thousands):

	December 31, 2022	Acquisitions	Foreign Exchange	March 31, 2023
Federal Solutions	$1,591,563	$-	$-	$1,591,563
Critical Infrastructure	70,287	-	63	70,350
Total	$1,661,850	$-	$63	$1,661,913

The Company performed a qualitative triggering analysis and determined there was no triggering event indicating a potential impairment to the carrying value of its goodwill at March 31, 2023 and concluded there has not been an impairment.

8.
Intangible Assets

The gross amount and accumulated amortization of intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets are as follows (in thousands except for years):

	March 31, 2023			December 31, 2022			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (in years)
Backlog	$142,200	$(54,378)	$87,822	$142,200	$(45,903)	$96,297	4
Customer relationships	293,730	(153,514)	140,216	293,730	(146,032)	147,698	9
Leases	120	(92)	28	120	(87)	33	6
Developed technology	16,600	(12,228)	4,372	16,600	(11,560)	5,040	5
Trade name	5,000	(4,208)	792	5,000	(3,083)	1,917	1
Non-compete agreements	3,350	(2,328)	1,022	3,350	(2,074)	1,276	3
In process research and development	1,800	-	1,800	1,800	-	1,800	n/a
Other intangibles	275	(210)	65	275	(209)	66	10
Total intangible assets	$463,075	$(226,958)	$236,117	$463,075	$(208,948)	$254,127

The aggregate amortization expense of intangible assets for the three months ended March 31, 2023 and March 31, 2022 was $18.0 million and $20.1 million, respectively.

Estimated amortization expense for the remainder of the current fiscal year and in each of the next four years and beyond is as follows (in thousands):

March 31, 2023
2023	$50,245
2024	35,359
2025	29,818
2026	26,238
2027	25,319
Thereafter	67,338
Total	$234,317

9.
Property and Equipment, Net

Property and equipment consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022	Useful life (years)
Buildings and leasehold improvements	$102,961	$103,071	1-15
Furniture and equipment	86,462	85,088	3-10
Computer systems and equipment	156,794	152,511	3-10
Construction equipment	5,321	5,271	5-7
Construction in progress	21,622	21,952
	373,160	367,893
Accumulated depreciation	(278,401)	(271,843)
Property and equipment, net	$94,759	$96,050

Depreciation expense for the three months ended March 31, 2023 and March 31, 2022 was $9.4 million and $9.7 million, respectively.

10.
Debt and Credit Facilities

Debt consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Long-Term Debt:
Delayed draw term loan	$350,000	$350,000
Convertible senior notes	400,000	400,000
Revolving credit facility	-	-
Debt issuance costs	(5,860)	(6,395)
Total	$744,140	$743,605

Delayed Draw Term Loan

In September 2022, the Company entered into a $350 million unsecured Delayed Draw Term Loan with an increase option of up to $150 million (the “2022 Delayed Draw Term Loan”). Proceeds of the 2022 Delayed Draw Term Loan Agreement may be used (a) to pay off in full, or partially payoff, the Company’s existing Senior Notes, (b) to prepay revolving loans outstanding under the Revolving Credit Agreement (as defined below), or (c) for working capital, capital expenditures and other lawful corporate purposes. The Company drew $350.0 million from the 2022 Delayed Draw Term Loan in November 2022. The Company incurred $0.9 million of debt issuance costs in connection with the delayed draw term loan as of December 31, 2022. These costs are presented as a direct deduction from long-term debt on the face of the balance sheet. Interest expense related to the Delayed Draw Term Loan was $5.1 million for the three months ended March 31, 2023. The amortization of debt issuance costs and interest expense is recorded in “Interest expense” on the consolidated statements of income. As of March 31, 2023 and December 31, 2022, there was $350.0 million outstanding under the Delayed Draw Term Loan. The rates on March 31, 2023 and December 31, 2022 were 6.1% and 5.7%, respectively.

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

The Company recognized interest expense of $0.7 million for both the three months ended March 31, 2023 and March 31, 2022. As of March 31, 2023 and December 31, 2022, the carrying value of the Notes was $400.0 million.

Revolving Credit Facility

In June 2021, the Company entered into a $650 million unsecured revolving credit facility (the “Credit Agreement”). The Company incurred $1.9 million of costs in connection with this Credit Agreement. The 2021 Credit Agreement replaced an existing Fifth Amended and Restated Credit Agreement dated as of November 15, 2017. Under the new agreement, the Company’s revolving credit facility was increased from $550 million to $650 million. The credit facility has a five-year maturity, which may be extended up to two times for periods determined by the Company and the applicable extending lenders, and permits the Company to borrow in U.S. dollars, certain specified foreign currencies, and each other currency that may be approved in accordance with the 2021 Facility. The borrowings under the Credit Agreement bear interest at either the Term SOFR rate plus a margin between 1.0% and 1.625% or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%. The rates on March 31, 2023 and December 31, 2022 were 6.2% and 5.7%, respectively. Borrowings under this Credit Agreement are guaranteed by certain Company operating subsidiaries. Letters of credit commitments outstanding under this agreement aggregated to $43.9 million and $44.5 million at March 31, 2023 and December 31, 2022, respectively, which reduced borrowing limits available to the Company. Interest expense related to the Credit Agreement was $0.1 million and $0.1 million for the three months ended March 31, 2023 and March 31, 2022, respectively. There were no loan amounts outstanding under the Credit Agreement at March 31, 2023.

The Credit Agreement includes various covenants, including restrictions on indebtedness, liens, acquisitions, investments or dispositions, payment of dividends and maintenance of certain financial ratios and conditions. The Company was in compliance with these covenants at March 31, 2023 and December 31, 2022.

Letters of Credit

The Company also has in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated approximately $224.3 million and $222.5 million at March 31, 2023 and December 31, 2022, respectively.

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

11.
Income Taxes

The Company’s effective tax rate was 24.6% and 25.4% for the three months ended March 31, 2023 and March 31, 2022, respectively. The change in the effective tax rate was due primarily to a discrete tax benefit from equity-based compensation, partially offset by an increase in withholding taxes, and a change in the jurisdictional mix of earnings. The difference between the effective tax rate and the statutory U.S. Federal income tax rate of 21% for the three months ended March 31, 2023 primarily relates to state income taxes and foreign withholding taxes, partially offset by benefits related to untaxed income attributable to noncontrolling interests and federal research tax credits.

As of March 31, 2023, the Company’s deferred tax assets were subject to a valuation allowance of $28.6 million primarily related to foreign net operating loss carryforwards, foreign tax credit carryforwards, and capital losses that the Company has determined are not more-likely-than-not to be realized. The factors used to assess the likelihood of realization include: the past performance of the entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.

As of March 31, 2023 and December 31, 2022, the liability for income taxes associated with uncertain tax positions was $22.4 million and $22.8 million, respectively. It is reasonably possible that the Company may realize a decrease in our uncertain tax positions of approximately $1.8 million during the next 12 months as a result of concluding various tax audits and closing tax years.

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

13.
Retirement Benefit Plan

The Company’s principal retirement benefit plan is the Parsons Employee Stock Ownership Plan (“ESOP”), a stock bonus plan, established in 1975 to cover eligible employees of the Company and certain affiliated companies. Contributions of treasury stock to the ESOP are made annually in amounts determined by the Company’s board of directors and are held in trust for the sole benefit of the participants. Shares allocated to a participant’s account are fully vested after three years of credited service, or in the event(s) of reaching age 65, death or disability while an active employee of the Company. As of March 31, 2023 and December 31, 2022, total shares of the Company’s common stock outstanding were 104,814,619 and 104,702,996, respectively, of which 62,565,812 and 63,742,151, respectively, were held by the ESOP.

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

Total ESOP contribution expense was $14.4 million and $13.1 million for the three months ended March 31, 2023 and March 31, 2022, respectively. The expense is recorded in “Direct costs of contracts” and “Selling, general and administrative expense” in the consolidated statements of income. The fiscal 2023 ESOP contribution has not yet been made. The amount is currently included in accrued liabilities.

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

Letters of credit outstanding described in “Note 10 – Debt and Credit Facilities” that relate to project ventures are $105.9 million and $106.8 million at March 31, 2023 and December 31, 2022.

In the table below, aggregated financial information relating to the Company’s joint ventures is provided because their nature, risk and reward characteristics are similar. None of the Company’s current joint ventures that meet the characteristics of a VIE are individually significant to the consolidated financial statements.

Consolidated Joint Ventures

The following represents financial information for consolidated joint ventures included in the consolidated financial statements (in thousands):

	March 31, 2023	December 31, 2022
Current assets	$331,742	$289,837
Noncurrent assets	10,693	9,961
Total assets	342,435	299,798
Current liabilities	216,682	194,701
Noncurrent liabilities	3,871	3,763
Total liabilities	220,553	198,464
Total joint venture equity	$121,882	$101,334

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenue	$161,484	$95,534
Costs	141,598	88,842
Net income	$19,886	$6,692
Net income attributable to noncontrolling interests	$9,723	$3,176

The assets of the consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the Company’s general operations.

Unconsolidated Joint Ventures

The Company accounts for its unconsolidated joint ventures using the equity method of accounting. Under this method, the Company recognizes its proportionate share of the net earnings of these joint ventures as “Equity in (losses) earnings of unconsolidated joint ventures” in the consolidated statements of income. The Company’s maximum exposure to loss as a result of its investments in unconsolidated joint ventures is typically limited to the aggregate of the carrying value of the investment and future funding commitments.

The following represents the financial information of the Company’s unconsolidated joint ventures as presented in their unaudited financial statements (in thousands):

	March 31, 2023	December 31, 2022
Current assets	$1,291,910	$1,610,246
Noncurrent assets	493,501	491,658
Total assets	1,785,411	2,101,904
Current liabilities	848,105	1,255,297
Noncurrent liabilities	540,967	468,056
Total liabilities	1,389,072	1,723,353
Total joint venture equity	$396,339	$378,551
Investments in and advances to unconsolidated joint ventures	$107,416	$107,425

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenue	$349,157	$384,581
Costs	359,395	373,286
Net income	$(10,238)	$11,295
Equity in (losses) earnings of unconsolidated joint ventures	$(5,840)	$5,598

The Company had net contributions to its unconsolidated joint ventures for the three months ended March 31, 2023 of $4.8 million and received net distributions from its unconsolidated joint ventures for the three months ended March 31, 2022 of $2.8 million.

For the three months ended March 31, 2023, the Company recorded a $6.8 million adjustment on an unconsolidated joint venture in the Critical Infrastructure segment from lower margin change orders resulting in profits being delayed to future periods. For the three months ended March 31, 2023, this adjustment decreased operating and net income by $6.8 million and $5.1 million, respectively, and decreased diluted earnings per share by $0.04.

15.
Related Party Transactions

The Company often provides services to unconsolidated joint ventures and revenues include amounts related to recovering costs for these services. Revenues related to services the Company provided to unconsolidated joint ventures for the three months ended March 31, 2023 and March 31, 2022 were $50.9 million and $47.3 million, respectively. For the three months ended March 31, 2023 and March 31, 2022, the Company incurred $39.2 million and $33.7 million, respectively, of reimbursable costs. The revenue and reimbursable cost prior period amounts have been updated to reflect all joint ventures for the comparable period. Amounts included in the consolidated balance sheets related to services the Company provided to unconsolidated joint ventures are as follows (in thousands):

	March 31, 2023	December 31, 2022
Accounts receivable	$46,984	$40,320
Contract assets	32,217	30,578
Contract liabilities	14,407	14,906

16.
Fair Value of Financial Instruments

The authoritative guidance on fair value measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). At March 31, 2023 and December 31, 2022, the Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable, and other liabilities. The fair values of these financial instruments approximate their carrying values due to their short-term maturities.

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

Refer to Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2022 for a more complete discussion of the various items within the consolidated financial statements measured at fair value and the methods used to determine fair value.

17.
Earnings Per Share

The following tables reconcile the denominator and numerator used to compute basic earnings per share (“EPS”) to the denominator and numerator used to compute diluted EPS for the three months ended March 31, 2023 and March 31, 2022. Basic EPS is computed using the weighted average number of shares outstanding during the period and income available to shareholders. Diluted EPS is computed similar to basic EPS, except the income available to shareholders is adjusted to add back interest expense, after tax, related to the Convertible Senior Note, and the weighted average number of shares outstanding is adjusted to reflect the dilutive effects of stock-based awards and shares underlying the Convertible Senior Note.

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

Dilutive potential common shares include, when circumstances require, shares the Company could be obligated to issue from its Convertible Senior Notes and warrants (see Note 10 for further discussion) and stock-based awards. Shares to be provided to the Company from its bond hedge purchased concurrently with the issuance of Convertible Senior Notes are anti-dilutive and are not included in its diluted shares. Anti-dilutive stock-based awards excluded from the calculation of earnings per share for the three months ended March 31, 2023 and March 31, 2022 were 8,831 and 13,117, respectively.

The weighted average number of shares used to compute basic and diluted EPS were:

	Three Months Ended
	March 31, 2023	March 31, 2022
Basic weighted average number of shares outstanding	104,805,195	103,768,636
Stock-based awards	1,031,742	779,834
Convertible senior notes	8,916,530	8,916,530
Diluted weighted average number of shares outstanding	114,753,467	113,465,000

The net income available to shareholders to compute basic and diluted EPS were (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Net income attributable to Parsons Corporation	$25,553	$20,667
Convertible senior notes if-converted method interest adjustment	551	540
Diluted net income attributable to Parsons Corporation	$26,104	$21,207

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

	Three Months Ended
	March 31, 2023	March 31, 2022
Total shares repurchased	139,398	151,436
Total shares retired	139,398	151,436
Average price paid per share	$43.04	$36.64

As of March 31, 2023, the Company has $50.3 million remaining under the stock repurchase program.

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

The Company defines its reportable segments based on the way the chief operating decision maker (“CODM”), its Chair and Chief Executive Officer, evaluates the performance of each segment and manages the operations of the Company for purposes of allocating resources among the segments. The CODM evaluates segment operating performance using segment Revenue and segment Adjusted EBITDA attributable to Parsons Corporation.

The following table summarizes business segment revenue for the periods presented (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Federal Solutions revenue	$634,546	$491,629
Critical Infrastructure revenue	538,920	457,440
Total revenue	$1,173,466	$949,069

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

	Three Months Ended
Adjusted EBITDA attributable to Parsons Corporation	March 31, 2023	March 31, 2022
Federal Solutions	$56,148	$42,638
Critical Infrastructure	24,357	28,315
Adjusted EBITDA attributable to Parsons Corporation	80,505	70,953
Adjusted EBITDA attributable to noncontrolling interests	9,886	3,295
Depreciation and amortization	(28,359)	(30,509)
Interest expense, net	(5,665)	(3,873)
Income tax expense	(11,503)	(8,119)
Equity-based compensation expense	(6,703)	(3,898)
Transaction-related costs (a)	(1,618)	(2,398)
Restructuring expense (b)	(546)	(213)
Other (c)	(721)	(1,395)
Net income including noncontrolling interests	35,276	23,843
Net income attributable to noncontrolling interests	9,723	3,176
Net income attributable to Parsons Corporation	$25,553	$20,667

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

Asset information by segment is not a key measure of performance used by the CODM.

The following tables present revenues and property and equipment, net by geographic area (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenue
North America	$948,715	$785,708
Middle East	217,398	158,063
Rest of World	7,353	5,298
Total Revenue	$1,173,466	$949,069

The geographic location of revenue is determined by the location of the customer.

	March 31, 2023	December 31, 2022
Property and Equipment, Net
North America	$89,022	$91,217
Middle East	5,737	4,833
Total Property and Equipment, Net	$94,759	$96,050

North America includes revenue in the United States for the three months ended March 31, 2023 and March 31, 2022 of $882.3 million and $718.0 million, respectively. North America property and equipment, net includes $82.5 million and $84.4 million of property and equipment, net in the United States at March 31, 2023 and December 31, 2022, respectively.

The following table presents revenues by business units (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenue
Defense and Intelligence	$364,360	$335,527
Engineered Systems	270,186	156,102
Federal Solutions revenues	634,546	491,629
Mobility Solutions	382,749	294,786
Connected Communities	156,171	162,654
Critical Infrastructure revenues	538,920	457,440
Total Revenue	$1,173,466	$949,069

Effective June 1, 2022, the Company made changes to its Federal Solutions business units by transferring a portion of legacy Defense and Intelligence business unit to the Engineered Systems business unit. The prior year information in the table above has been reclassified to conform to the business line changes.

19.
Subsequent Events

On April 13, 2023, the Company entered into a merger agreement to acquire a 100% ownership interest in IPKeys Power Partners (“IPKeys”), a privately-owned company, for $43.2 million from cash on hand. The merger brings IPKeys' established customer base, expanding Parsons' presence in two rapidly growing end markets: grid modernization and cyber resiliency for critical infrastructure. Headquartered in Tinton Falls, New Jersey, IPKeys is a trusted provider of enterprise software platform solutions that is actively delivering cyber and operational security to hundreds of electric, water, and gas utilities across North America. At the timing of the filing of this Form 10-Q, the Company has just started the process of obtaining the relevant data to make the required acquisition related disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to help investors understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion together with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q and in conjunction with the Company’s Form 10-K for the year ended December 31, 2022.

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in the Company’s Form 10-K for the year ended December 31, 2022. We undertake no obligation to revise publicly any forward-looking statements. Actual results may differ materially from those contained in any forward-looking statements.

PARSONS CORPORATION

Delivering innovative solutions that make the world safer, healthier, and more connected.

SEGMENTS

Critical Infrastructure

Lead smart, sustainable infrastructure deployment

Federal Solutions

Deliver information dominance across all domains

FINANCIAL SNAPSHOT

$4.4B

Total Revenue
Trailing 12-Months (Q1 2023)

Federal Solutions
53%
Critical Infrastructure
47%

$4.7B

Contract Awards
Trailing 12-Months (Q1 2023)

Federal Solutions
46%
Critical Infrastructure
54%

KEY FACTS AND FIGURES

78
Years Of History

~ 17K
Employees

$254M
Cash Flow From Operations
Trailing 12-Months (Q1 2023)

1.1X
Book-To-Bill Ratio
Trailing 12-Months (Q1 2023)

$8.4B
Backlog As Of
3/31/2023

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

Key Metrics

We manage and assess the performance of our business by evaluating a variety of metrics. The following table sets forth selected key metrics (in thousands, except Book-to-Bill):

	March 31, 2023	March 31, 2022
Awards (year to date)	$1,382,229	$917,156
Backlog (1)	$8,365,242	$8,224,785
Book-to-Bill (year to date)	1.2	1.0

(1)
Difference between our backlog of $8.4 billion and our remaining unsatisfied performance obligations, or RUPO, of $6.1 billion, each as of March 31, 2023, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

Awards

Awards generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Contract awards include both new and re-compete contracts and task orders. Given that new contract awards generate growth, we closely track our new awards each year.

The following table summarizes the year to-date value of new awards for the periods presented below (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Federal Solutions	$695,644	$456,888
Critical Infrastructure	686,585	460,268
Total Awards	$1,382,229	$917,156

The change in new awards from year to year is primarily due to ordinary course fluctuations in our business. The volume of contract awards can fluctuate in any given period due to win rate and the timing and size of the awards issued by our customers. The increase in awards for the three months ended March 31, 2023 when compared to the corresponding period last year was primarily driven by significant awards in both our Federal Solutions and Critical Infrastructure segments.

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

The following table summarizes the value of our backlog at the respective dates presented below (in thousands):

	March 31, 2023	March 31, 2022
Federal Solutions:
Funded	$1,694,740	$1,300,476
Unfunded	3,175,568	3,883,550
Total Federal Solutions	4,870,308	5,184,026
Critical Infrastructure:
Funded	3,445,068	2,976,099
Unfunded	49,866	64,660
Total Critical Infrastructure	3,494,934	3,040,759
Total Backlog (1)	$8,365,242	$8,224,785

(1)
Difference between our backlog of $8.4 billion and our RUPO of $6.1 billion, each as of March 31, 2023, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

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

We expect to recognize $3.4 billion of our funded backlog at March 31, 2023 as revenues in the following twelve months. However, our U.S. federal government customers may cancel their contracts with us at any time through a termination for convenience or may elect to not exercise option periods under such contracts. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed. See “Risk Factors—Risk Relating to Our Business—We may not realize the full value of our backlog, which may result in lower than expected revenue” in the Company’s Form 10-K for the year ended December 31, 2022.

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

	Three Months Ended
	March 31, 2023	March 31, 2022
Federal Solutions	1.1	0.9
Critical Infrastructure	1.3	1.0
Overall	1.2	1.0

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

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and “Note 2—Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2022 for a description of our policies on revenue recognition.

The table below presents the percentage of total revenue for each type of contract.

	Three Months Ended
	March 31, 2023	March 31, 2022
Fixed-price	29.1%	25.4%
Time-and-materials	27.1%	27.7%
Cost-plus	43.8%	46.9%

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

Joint Ventures

We conduct a portion of our business through joint ventures or similar partnership arrangements. For the joint ventures we control, we consolidate all the revenues and expenses in our consolidated statements of income (including revenues and expenses attributable to noncontrolling interests). For the joint ventures we do not control, we recognize equity in (losses) earnings of unconsolidated joint ventures. Our revenues included amounts related to services we provided to our unconsolidated joint ventures for the three months ended March 31, 2023 and March 31, 2022 of $50.9 million and $47.3 million, respectively.

Operating costs and expenses

Operating costs and expenses primarily include direct costs of contracts and selling, general and administrative expenses. Costs associated with compensation-related expenses for our people and facilities, which includes ESOP contribution expenses, are the most significant component of our operating expenses. Total ESOP contribution expense for the three months ended March 31, 2023 and March 31, 2022 was $14.4 million and $13.1 million, respectively, and is recorded in “Direct cost of contracts” and “Selling, general and administrative expenses.”

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

Adjusted EBITDA

The following table sets forth Adjusted EBITDA, Net Income Margin, and Adjusted EBITDA Margin for the three months ended March 31, 2023 and March 31, 2022.

	Three Months Ended
(U.S. dollars in thousands)	March 31, 2023	March 31, 2022
Adjusted EBITDA (1)	$90,391	$74,248
Net Income Margin (2)	3.0%	2.5%
Adjusted EBITDA Margin (3)	7.7%	7.8%

(1)
A reconciliation of net income attributable to Parsons Corporation to Adjusted EBITDA is set forth below (in thousands).
(2)
Net Income Margin is calculated as net income including noncontrolling interest divided by revenue in the applicable period
(3)
Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by revenue in the applicable period.

	Three Months Ended
	March 31, 2023	March 31, 2022
Net income attributable to Parsons Corporation	$25,553	$20,667
Interest expense, net	5,665	3,873
Income tax expense	11,503	8,119
Depreciation and amortization	28,359	30,509
Net income attributable to noncontrolling interests	9,723	3,176
Equity-based compensation	6,703	3,898
Transaction-related costs (a)	1,618	2,398
Restructuring (b)	546	213
Other (c)	721	1,395
Adjusted EBITDA	$90,391	$74,248

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests (in thousands):

	Three Months Ended		Variance
	March 31, 2023	March 31, 2022	Dollar	Percent
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$56,148	$42,638	$13,510	31.7%
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	24,357	28,315	(3,958)	-14.0%
Adjusted EBITDA attributable to noncontrolling interests	9,886	3,295	6,591	200.0%
Total Adjusted EBITDA	$90,391	$74,248	$16,143	21.7%

The following table sets forth our results of operations for the three months ended March 31, 2023 and March 31, 2022 as a percentage of revenue.

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenues	100%	100%
Direct costs of contracts	78.2%	77.3%
Equity in (losses) earnings of unconsolidated joint ventures	-0.5%	0.6%
Selling, general and administrative expenses	17.0%	19.5%
Operating income	4.4%	3.8%
Interest income	0.1%	0.0%
Interest expense	-0.6%	-0.4%
Other income, net	0.1%	0.0%
Total other income (expense)	-0.4%	-0.4%
Income before income tax expense	4.0%	3.4%
Income tax benefit (provision)	-1.0%	-0.9%
Net income including noncontrolling interests	3.0%	2.5%
Net income attributable to noncontrolling interests	-0.8%	-0.3%
Net income attributable to Parsons Corporation	2.2%	2.2%

Revenue

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2023	March 31, 2022	Dollar	Percent
Revenue	$1,173,466	$949,069	$224,397	23.6%

Revenue increased $224.4 million for the three months ended March 31, 2023 when compared to the corresponding period last year, due to increases in revenue in both our Federal Solutions and Critical Infrastructure segments of $142.9 million and $81.5 million, respectively. The increase in revenue in Federal Solutions includes $112.4 million from business acquisitions. See “Segment Results” below for a further discussion of the changes in the Company's revenue.

Direct costs of contracts

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2023	March 31, 2022	Dollar	Percent
Direct costs of contracts	$917,188	$733,900	$183,288	25.0%

Direct cost of contracts increased $183.3 million for the three months ended March 31, 2023 when compared to the corresponding period last year, was primarily due to an increase of $119.9 million in our Federal Solutions segment and $63.4 million in our Critical Infrastructure segment. The increases were primarily due to an increase in business volume from exisitng contractrs in both segments, an increase from new contract awards in the Critical Infrastuructre segment, and a $94.2 million increase from business acquisitions in the Federal Solutions segment.

Equity in (losses) earnings of unconsolidated joint ventures

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2023	March 31, 2022	Dollar	Percent
Equity in (losses) earnings of unconsolidated joint ventures	$(5,840)	$5,598	$(11,438)	-204.3%

Equity in (losses) earnings of unconsolidated joint ventures decreased $11.4 million for the three months ended March 31, 2023 compared to the corresponding period last year. The decrease was primarily related to lower margin change orders which delayed joint venture profits to future periods and write-offs in certain joint ventures.

Selling, general and administrative expenses

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2023	March 31, 2022	Dollar	Percent
Selling, general and administrative expenses	$199,308	$185,077	$14,231	7.7%

The increase in SG&A of $14.2 million for the three months ended March 31, 2023 when compared to the corresponding period last year was primarily due to a $7.7 million increase from business acquisitions, an increase of $5.8 million primarily related to business development and sales activities, and an increase in stock-based compensation cost of $2.8 million. These increases were offset in part by a $2.1 million decrease in intangible asset amortization.

Total other income (expense)

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2023	March 31, 2022	Dollar	Percent
Interest income	$793	$65	$728	1120.0%
Interest expense	(6,458)	(3,938)	(2,520)	64.0%
Other income (expense), net	1,314	145	1,169	806.2%
Total other income (expense)	$(4,351)	$(3,728)	$(623)	16.7%

Interest income is related to interest earned on cash balances held. Interest expense is primarily due to debt related to our Delayed Draw Term Loan and Convertible Senior Notes. The increase in interest expense is primarily related to an increase in debt balances during the three months ended March 31, 2023 compared to the corresponding period last year as well as an increase in interest rates. The amounts in other income (expense), net are primarily related to transaction gains and losses on foreign currency transactions and sublease income.

Income tax expense

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2023	March 31, 2022	Dollar	Percent
Income tax expense	$11,503	$8,119	$3,384	41.7%

The Company’s effective tax rate was 24.6% and 25.4% and income tax expense was $11.5 million and $8.1 million for the three months ended March 31, 2023 and March 31, 2022, respectively. The most significant items contributing to the change in the effective tax rate relate to a discrete tax benefit from equity-based compensation, partially offset by an increase in withholding taxes, and a change in the jurisdictional mix of earnings. The difference between the statutory U.S. federal income tax rate of 21.0% and the effective tax rate for the quarter ended March 31,

2023 primarily relates to state income taxes and foreign withholding taxes, partially offset by benefits related to untaxed income attributable to noncontrolling interests and federal research tax credits.

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests:

	Three Months Ended
(U.S. dollars in thousands)	March 31, 2023	March 31, 2022
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$56,148	$42,638
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	24,357	28,315
Adjusted EBITDA attributable to noncontrolling interests	9,886	3,295
Total Adjusted EBITDA	$90,391	$74,248

Federal Solutions

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2023	March 31, 2022	Dollar	Percent
Revenue	$634,546	$491,629	$142,917	29.1%
Adjusted EBITDA attributable to Parsons Corporation	$56,148	$42,638	$13,510	31.7%

The increase in Federal Solutions revenue for the three months ended March 31, 2023 compared to the corresponding period last year was primarily due to increases from business acquisitions described above and increases in business volume from existing contracts offset by the completion and winding down of certain contracts.

The increase in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the three months ended March 31, 2023 compared to the corresponding period last year was primarily due to factors impacting revenue discussed above offset in part by an increase in selling general and administrative expenses, primarily from business acquisitions.

Critical Infrastructure

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2023	March 31, 2022	Dollar	Percent
Revenue	$538,920	$457,440	$81,480	17.8%
Adjusted EBITDA attributable to Parsons Corporation	$24,357	$28,315	$(3,958)	-14.0%

The increase in Critical Infrastructure revenue for the three months ended March 31, 2023 compared to the corresponding periods last year was primarily due to an increase in business volume from recent contract awards and existing contracts offset by reduced volume on certain contracts.

The decrease in Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation for the three months ended March 31, 2023 compared to the corresponding period last year was primarily due to a decrease in equity in earnings of unconsolidated joint ventures driven by lower margin change orders which will delay joint venture profits to future periods and write-offs from certain joint ventures and an increase in selling, general and administrative expenses. These decreases were partially offset by an increase in business volume from new and existing contract awards.

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

As of March 31, 2023, we believe we have adequate liquidity and capital resources to fund our operations, support our debt service and support our ongoing acquisition strategy for at least the next twelve months based on the liquidity from cash provided by our operating activities, cash and cash equivalents on-hand and our borrowing capacity under our Revolving Credit Facility.

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

Accounts receivable is the principal component of our working capital and is generally driven by revenue growth. Accounts receivable reflects amounts billed to our clients as of each balance sheet date and receivable amounts that are currently due but unbilled. The total amount of our accounts receivable can vary significantly over time but is generally sensitive to revenue levels. Net days sales outstanding, which we refer to as Net DSO, is calculated by dividing (i) (accounts receivable plus contract assets) less (contract liabilities plus accounts payable) by (ii) average revenue per day (calculated by dividing trailing twelve months revenue by the number of days in that period). We focus on collecting outstanding receivables to reduce Net DSO and working capital. Net DSO was 69 days at March 31, 2023 and 76 days at March 31, 2022. The decrease in Net DSO was primarily due to an increase in business volume and an increase in accounts payable and project related accruals at March 31, 2023 compared to March 31, 2022. Our working capital (current assets less current liabilities) was $661.3 million at March 31, 2023 and $611.7 million at December 31, 2022.

Our cash, cash equivalents and restricted cash decreased by $42.1 million to $220.4 million at March 31, 2023 from $262.5 million at December 31, 2022.

The following table summarizes our sources and uses of cash over the periods presented (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Net cash used in operating activities	$(8,990)	$(25,714)
Net cash used in investing activities	(20,762)	(13,430)
Net cash used in financing activities	(12,502)	(18,402)
Effect of exchange rate changes	154	425
Net decrease in cash and cash equivalents	$(42,100)	$(57,121)

Operating Activities

Net cash used in operating activities consists primarily of net income adjusted for noncash items, such as: equity in losses (earnings) of unconsolidated joint ventures, contributions of treasury stock, depreciation and amortization of property and equipment and intangible assets, and provisions for doubtful accounts. The timing between the conversion of our billed and unbilled receivables into cash from our customers and disbursements to our employees and vendors is the primary driver of changes in our working capital. Our operating cash flows are primarily affected by our ability to invoice and collect from our clients in a timely manner, our ability to manage our vendor payments and the overall profitability of our contracts.

Net cash used in operating activities decreased $16.7 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The primary driver of the decrease in cash flows used in operating activities was a change of $20.0 million in net income after adjusting for non-cash items. This improvement in operating cash flows was offset in part by a $3.7 million increase in cash outflows from our working capital accounts (primarily from accounts receivable, contract assets, prepaid and other expenses and accrued expenses offset by accounts payable and contract liabilities).

Investing Activities

Net cash used in investing activities consists primarily of cash flows associated with capital expenditures, joint ventures and business acquisitions.

Net cash used in investing activities increased $7.3 million for the three months ended March 31, 2023, when compared to the three months ended March 31, 2022. This change was primarily driven by a $3.7 million increase in capital expenditures and $3.3 million from investments in unconsolidated joint ventures. The Company had no business acquisitions during the three months ended March 31, 2023 and 2022.

Subsequent to the quarter ended March 31, 2023, the Company entered into a merger agreement to acquire a 100% ownership interest in IPKeys Power Partners, a privately-owned company, for $43.2 million from cash on hand. See "Note 19—Subsequent Events" in the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of this acquisition.

Financing Activities

Net cash used in financing activities is primarily associated with proceeds from debt, the repayment thereof, and distributions to noncontrolling interests.

Net cash used in financing activities decreased $5.9 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The change in cash flows from financing activities is primarily due to a decrease in distributions to noncontrolling interests of $7.7 million offset, in part, by a $1.0 million decrease in contributions by noncontrolling interests.

Letters of Credit

We have in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated to $224.3 million as of March 31, 2023. Letters of credit outstanding under the Credit Agreement total $43.9 million as of March 31, 2023.

Recent Accounting Pronouncements

See the information set forth in “Note 3—New Accounting Pronouncements” in the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2023, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate risks related to the Company’s Revolving Credit Facility and Delayed Draw
Term Loan.

As of March 31, 2023, there were no amounts outstanding under the Revolving Credit Facility. Borrowings under the new Credit Facility effective June 2021 bear interest at either the Term SOFR rate plus a margin between 1.0% and 1.625%, or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%, both based on the leverage ratio of the Company at the end of each quarter. The rates on March 31, 2023 and December 31, 2022 were 6.2% and 5.7%, respectively.

As of March 31, 2023, there was $350.0 million outstanding under the Delayed Draw Term Loan.
Borrowings under the 2022 Delayed Draw Term Loan Agreement will bear interest at either an adjusted Term
SOFR benchmark rate plus a margin between 0.875% and 1.500% or a base rate plus a margin of between 0%
and 0.500% and will initially bear interest at the middle of this range. The Company will pay a ticking fee on unused term loan commitments at a rate of 0.175% commencing with the date that is ninety (90) days after the
Closing Date. The interest rate at March 31, 2023 and December 31, 2022 were 6.1% and 5.7%, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures

Our management carried out, as of March 31, 2023, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2023, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information required by this Item 1 is included in “Note 12 – Contingencies” included in the Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Form 10-Q which is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes from our Risk Factors disclosed in the Company’s Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On August 9, 2021, the Company’s Board of Directors authorized the Company to acquire a number of shares of Common Stock having an aggregate market value of not greater than $100,000,000 from time to time, commencing on August 12, 2021. Repurchased shares of common stock are retired and included in “Repurchases of common stock” in cash flows from financing activities in the Consolidated Statements of Cash Flows. As of
March 31, 2023, the Company has spent $49.7 million (which includes commissions paid of $27 thousand)
repurchasing 1,332,864 shares of Common Stock at an average price of $37.29 per share.

The following table presents the Company’s purchases of equity securities for the three months ended
March 31, 2023.

Period	(a) Total number of shares (or units purchased)	(b) Average price paid per share (or unit) (1)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans programs
January 1 to 31, 2023	-	$-	-	$56,299,193
February 1 to 28, 2023	-	$-	-	56,299,193
March 1 to 31, 2023	139,398	$43.04	139,398	50,299,505
Total	139,398	$43.04	139,398	$50,299,505

Amount Authorized	Average Price Per Share (1)	Shares Repurchased	Total Shares Retired
$100,000,000	$37.29	1,332,864	1,332,864

(1) Includes commissions and calculated at the average price per share

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parsons Corporation

Date: May 3, 2023	By:	/s/ Matthew M. Ofilos
Matthew M. Ofilos
Chief Financial Officer
(Principal Financial Officer)