Form 10-Q
period 2023-06-30
PARSONS CORP
filed 2023-08-02
CIK 275880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 19, 2023, the registrant had 104,885,334 shares of common stock, $1.00 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents (including $83,101 and $53,193 Cash of consolidated joint ventures)	$178,589	$262,539
Accounts receivable, net (including $266,312 and $217,419 Accounts receivable of consolidated joint ventures, net)	949,493	717,345
Contract assets (including $9,983 and $11,313 Contract assets of consolidated joint ventures)	712,413	634,033
Prepaid expenses and other current assets (including $15,546 and $7,913 Prepaid expenses and other current assets of consolidated joint ventures)	139,713	105,866
Total current assets	1,980,208	1,719,783

Property and equipment, net (including $3,345 and $2,543 Property and equipment of consolidated joint ventures, net)	95,266	96,050
Right of use assets, operating leases (including $6,596 and $6,315 Right of use assets, operating leases of consolidated joint ventures)	166,797	155,090
Goodwill	1,692,725	1,661,850
Investments in and advances to unconsolidated joint ventures	118,861	107,425
Intangible assets, net	240,300	254,127
Deferred tax assets	144,782	137,709
Other noncurrent assets	68,568	66,108
Total assets	$4,507,507	$4,198,142

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable (including $49,508 and $49,078 Accounts payable of consolidated joint ventures)	$237,229	$201,428
Accrued expenses and other current liabilities (including $144,256 and $102,417 Accrued expenses and other current liabilities of consolidated joint ventures)	693,662	630,193
Contract liabilities (including $45,552 and $40,654 Contract liabilities of consolidated joint ventures)	292,404	213,064
Short-term lease liabilities, operating leases (including $3,197 and $2,552 Short-term lease liabilities, operating leases of consolidated joint ventures)	57,085	59,144
Income taxes payable	14,521	4,290
Total current liabilities	1,294,901	1,108,119

Long-term employee incentives	18,142	17,375
Long-term debt	744,777	743,605
Long-term lease liabilities, operating leases (including $3,399 and $3,763 Long-term lease liabilities, operating leases of consolidated joint ventures)	128,634	111,417
Deferred tax liabilities	20,024	12,471
Other long-term liabilities	110,263	109,220
Total liabilities	2,316,741	2,102,207
Contingencies (Note 12)
Shareholders' equity:
Common stock, $1 par value; authorized 1,000,000,000 shares; 146,311,866 and 146,132,016 shares issued; 43,665,289 and 40,960,845 public shares outstanding; 61,217,557 and 63,742,151 ESOP shares outstanding	146,312	146,132
Treasury stock, 41,429,020 shares at cost	(844,936)	(844,936)
Additional paid-in capital	2,721,402	2,717,134
Retained earnings	111,513	43,089
Accumulated other comprehensive loss	(14,860)	(17,849)
Total Parsons Corporation shareholders' equity	2,119,431	2,043,570
Noncontrolling interests	71,335	52,365
Total shareholders' equity	2,190,766	2,095,935
Total liabilities and shareholders' equity	$4,507,507	$4,198,142

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share information)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue	$1,356,486	$1,008,721	$2,529,952	$1,957,790
Direct cost of contracts	1,068,220	781,772	1,985,408	1,515,672
Equity in (losses) earnings of unconsolidated joint ventures	75	5,613	(5,765)	11,211
Selling, general and administrative expenses	211,897	199,932	411,205	385,009
Operating income	76,444	32,630	127,574	68,320
Interest income	306	171	1,099	236
Interest expense	(7,299)	(4,525)	(13,757)	(8,463)
Other income (expense), net	543	236	1,857	381
Total other income (expense)	(6,450)	(4,118)	(10,801)	(7,846)
Income before income tax expense	69,994	28,512	116,773	60,474
Income tax expense	(15,223)	(5,732)	(26,726)	(13,851)
Net income including noncontrolling interests	54,771	22,780	90,047	46,623
Net income attributable to noncontrolling interests	(11,530)	(4,485)	(21,253)	(7,661)
Net income attributable to Parsons Corporation	$43,241	$18,295	$68,794	$38,962
Earnings per share:
Basic	$0.41	$0.18	$0.66	$0.38
Diluted	$0.38	$0.17	$0.61	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income including noncontrolling interests	$54,771	$22,780	$90,047	$46,623
Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	3,152	(5,383)	2,975	(2,509)
Pension adjustments, net of tax	16	(47)	17	(25)
Comprehensive income including noncontrolling interests, net of tax	57,939	17,350	93,039	44,089
Comprehensive income attributable to noncontrolling interests, net of tax	(11,533)	(4,482)	(21,256)	(7,659)
Comprehensive income attributable to Parsons Corporation, net of tax	$46,406	$12,868	$71,783	$36,430

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net income including noncontrolling interests	$90,047	$46,623
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	57,048	61,090
Amortization of debt issue costs	1,414	1,302
Loss (gain) on disposal of property and equipment	43	(96)
Provision for doubtful accounts	91	(3)
Deferred taxes	(5,220)	(2,149)
Foreign currency transaction gains and losses	230	1,461
Equity in losses (earnings) of unconsolidated joint ventures	5,765	(11,211)
Return on investments in unconsolidated joint ventures	9,313	19,434
Stock-based compensation	15,978	8,358
Contributions of treasury stock	29,167	26,544
Changes in assets and liabilities, net of acquisitions and newly consolidated joint ventures:
Accounts receivable	(227,756)	(109,681)
Contract assets	(78,254)	(17,866)
Prepaid expenses and other assets	(40,899)	(3,521)
Accounts payable	35,043	(8,079)
Accrued expenses and other current liabilities	33,336	(7,314)
Contract liabilities	76,522	13,360
Income taxes	10,309	3,107
Other long-term liabilities	1,809	3,977
Net cash provided by operating activities	13,986	25,336
Cash flows from investing activities:
Capital expenditures	(17,956)	(13,588)
Proceeds from sale of property and equipment	65	251
Payments for acquisitions, net of cash acquired	(42,273)	(379,272)
Investments in unconsolidated joint ventures	(24,507)	(11,228)
Return of investments in unconsolidated joint ventures	72	-
Proceeds from sales of investments in unconsolidated joint ventures	381	-
Net cash used in investing activities	(84,218)	(403,837)
Cash flows from financing activities:
Proceeds from borrowings	187,400	347,100
Repayments of borrowings	(187,400)	(147,100)
Payments for acquired warrants	-	(11,243)
Contributions by noncontrolling interests	200	2,827
Distributions to noncontrolling interests	(2,487)	(10,344)
Repurchases of common stock	(8,000)	(15,548)
Taxes paid on vested stock	(6,838)	(5,963)
Proceeds from issuance of common stock	2,940	2,724
Net cash (used in) provided by financing activities	(14,185)	162,453
Effect of exchange rate changes	467	(963)
Net decrease in cash, cash equivalents, and restricted cash	(83,950)	(217,011)
Cash, cash equivalents and restricted cash:
Beginning of year	262,539	343,883
End of period	$178,589	$126,872

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended June 30, 2023 and June 30, 2022

(In thousands)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Parsons Equity	Noncontrolling Interests	Total
Balance at March 31, 2023	$146,244	$(844,936)	$2,712,167	$68,429	$(18,025)	$2,063,879	$61,651	$2,125,530
Comprehensive income
Net income	-	-	-	43,241	-	43,241	11,530	54,771
Foreign currency translation gain, net	-	-	-	-	3,149	3,149	3	3,152
Pension adjustments, net	-	-	-	-	16	16	-	16
Distributions	-	-	-	-	-	-	(1,849)	(1,849)
Issuance of equity securities, net of retirements	114	-	2,203	(157)	-	2,160	-	2,160
Repurchases of common stock	(46)	-	(1,954)	-	-	(2,000)	-	(2,000)
Stock-based compensation	-	-	8,986	-	-	8,986	-	8,986
Balance at June 30, 2023	$146,312	$(844,936)	$2,721,402	$111,513	$(14,860)	$2,119,431	$71,335	$2,190,766

Balance at March 31, 2022	$146,348	$(867,391)	$2,678,761	$(32,858)	$(6,673)	$1,918,187	$32,438	$1,950,625
Comprehensive income
Net income	-	-	-	18,295	-	18,295	4,485	22,780
Foreign currency translation loss, net	-	-	-	-	(5,380)	(5,380)	(3)	(5,383)
Pension adjustments, net	-	-	-	-	(47)	(47)	-	(47)
Contributions	-	-	-	-	-	-	1,601	1,601
Distributions	-	-	-	-	-	-	(2,035)	(2,035)
Issuance of equity securities, net of retirements	102	-	2,566	(2)	-	2,666	-	2,666
Repurchases of common stock	(276)	-	(9,724)	-	-	(10,000)	-	(10,000)
Stock-based compensation	-	-	4,460	-	-	4,460	-	4,460
Balance at June 30, 2022	$146,174	$(867,391)	$2,676,063	$(14,565)	$(12,100)	$1,928,181	$36,486	$1,964,667

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the six Months Ended June 30, 2023 and June 30, 2022

(In thousands)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Parsons Equity	Noncontrolling Interests	Total
Balance at December 31, 2022	$146,132	$(844,936)	$2,717,134	$43,089	$(17,849)	$2,043,570	$52,365	$2,095,935
Comprehensive income
Net income	-	-	-	68,794	-	68,794	21,253	90,047
Foreign currency translation gain, net	-	-	-	-	2,972	2,972	3	2,975
Pension adjustments, net	-	-	-	-	17	17	-	17
Contributions	-	-	-	-	-	-	200	200
Distributions	-	-	-	-	-	-	(2,487)	(2,487)
Issuance of equity securities, net of retirement	365	-	(3,895)	(370)	-	(3,900)	-	(3,900)
Repurchases of common stock	(185)	-	(7,815)	-	-	(8,000)		(8,000)
Stock-based compensation	-	-	15,978	-	-	15,978	-	15,978
Balance at June 30, 2023	$146,312	$(844,936)	$2,721,402	$111,513	$(14,860)	$2,119,431	$71,335	$2,190,766

Balance at December 31, 2021	$146,277	$(867,391)	$2,684,979	$(53,529)	$(9,568)	$1,900,768	$36,344	$1,937,112
Comprehensive income
Net income	-	-	-	38,962	-	38,962	7,661	46,623
Foreign currency translation loss, net	-	-	-	-	(2,507)	(2,507)	(2)	(2,509)
Pension adjustments, net	-	-	-	-	(25)	(25)	-	(25)
Contributions	-	-	-	-	-	-	2,827	2,827
Distributions	-	-	-	-	-	-	(10,344)	(10,344)
Issuance of equity securities, net of retirement	324	-	(2,153)	2	-	(1,827)	-	(1,827)
Repurchases of common stock	(427)	-	(15,121)	-	-	(15,548)	-	(15,548)
Stock-based compensation	-	-	8,358	-	-	8,358	-	8,358
Balance at June 30, 2022	$146,174	$(867,391)	$2,676,063	$(14,565)	$(12,100)	$1,928,181	$36,486	$1,964,667

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

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. The Company’s most significant estimates and judgments involve revenue recognition with respect to the determination of the costs to complete contracts and transaction price; determination of self-insurance reserves; useful lives of property and equipment and intangible assets; valuation of goodwill, intangible assets and net assets acquired from business acquisitions; valuation of deferred income tax assets and uncertain tax positions, among others. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and “Note 2—Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2022, for a discussion of the significant estimates and assumptions affecting our consolidated financial statements. Estimates of costs to complete contracts are continually evaluated as work progresses and are revised when necessary. When a change in estimate is determined to have an impact on contract profit, the Company records a positive or negative adjustment to the consolidated statement of income.

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

4.
Acquisitions

IPKeys Power Partners

On April 13, 2023, the Company entered into a merger agreement to acquire a 100% ownership interest in IPKeys Power Partners (“IPKeys”), a privately-owned company, for $43.4 million from cash on hand. The merger brings IPKeys' established customer base, expanding Parsons' presence in two rapidly growing end markets: grid modernization and cyber resiliency for critical infrastructure. Headquartered in Tinton Falls, New Jersey, IPKeys is a trusted provider of enterprise software platform solutions that is actively delivering cyber and operational security to hundreds of electric, water, and gas utilities across North America. In connection with this acquisition, the Company recognized $0.4 million and $0.7 million of acquisition-related expenses in “Selling, general and administrative expense” in the consolidated statements of income for the three and six months ended June 30, 2023, respectively, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on the preliminary purchase price allocation as of the date of acquisition (in thousands):

Amount
Cash and cash equivalents	$126
Accounts receivable	3,937
Contract assets	823
Other current assets	464
Property and equipment	142
Right of use asset	129
Goodwill	25,008
Intangible assets	22,300
Accounts payable	(543)
Accrued expenses and other current liabilities	(1,821)
Contract liabilities	(1,936)
Deferred tax liabilities	(5,257)
Net assets acquired	$43,372

Of the total purchase price, the following values were preliminarily assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships (1)	$15,400	16
Developed technologies	6,800	11
Other	100	1
(1)
The acquired business is a SaaS commercial business. Backlog for this type of business is included as customer relationships.

Amortization expense of $0.4 million related to these intangible assets was recorded for the three and six months ended June 30, 2023. The entire value of goodwill was assigned to the Critical Infrastructure reporting unit and represents synergies expected to be realized from this business combination. $1.0 million of goodwill is deductible for tax purposes.

The amount of revenue generated by IPKeys and included within consolidated revenues is $2.6 million for the three and six months ended June 30, 2023. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

The Company is still in the process of finalizing its valuation of the net assets acquired.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the IPKeys acquisition had been consummated as of the beginning of fiscal year 2022 (in thousands) is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Pro forma Revenue	$1,356,486	$1,011,689	$2,532,807	$1,963,865
Pro forma Net Income including noncontrolling interests	56,355	22,052	$91,730	$44,338

Xator Corporation

On May 31, 2022, the Company acquired a 100% ownership interest in Xator Corporation (“Xator”), a privately-owned company, for $387.5 million in cash. The Company borrowed $300 million under the Credit Agreement, as described in “Note 10 – Debt and Credit Facilities”, to partially fund the acquisition. Xator expands Parsons’ customer base and brings differentiated technical capabilities in critical infrastructure protection, counter-unmanned aircraft systems (cUAS), intelligence and cyber solutions, biometrics, and global threat assessment and operations. In connection with this acquisition, the Company recognized $7.7 million of acquisition-related expenses in “Selling, general and administrative expense” in the consolidated statements of income for the year ended December 31, 2022, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on the purchase price allocation as of the date of acquisition (in thousands):

Amount
Cash and cash equivalents	$8,935
Accounts receivable	7,393
Contract assets	24,332
Prepaid expenses and other current assets	3,615
Property and equipment	1,699
Right of use assets, operating leases	7,517
Goodwill	257,934
Investments in and advances to unconsolidated joint ventures	698
Intangible assets	123,500
Other noncurrent assets	9,156
Accounts payable	(6,626)
Accrued expenses and other current liabilities	(31,309)
Contract liabilities	(2,631)
Short-term lease liabilities, operating leases	(2,371)
Long-term lease liabilities, operating leases	(5,146)
Other long-term liabilities	(9,156)
Net assets acquired	$387,540

Of the total purchase price, the following values were assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships	$37,000	15
Backlog	81,000	6
Trade name	4,000	1
Developed technologies	1,000	3
Non-compete agreements	500	3

Amortization expense of $4.8 million and $9.9 million related to these intangible assets was recorded for the three and six months ended June 30, 2023, respectively and $1.6 million for both the three and six months ended June 30, 2022. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill in its entirety is deductible for tax purposes.

The amount of revenue generated by Xator and included within consolidated revenues is $193.7 million and $306.2 million for the three and six months ended June 30, 2023, respectively and $20.8 million for both the three and six months ended June 30, 2022. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the Xator acquisition had been consummated as of the beginning of fiscal year 2021 (in thousands) is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Pro forma Revenue	$1,356,486	$1,048,894	$2,529,952	$2,064,966
Pro forma Net Income including noncontrolling interests	56,452	31,591	94,026	58,890

5.
Contracts with Customers

Disaggregation of Revenue

The Company’s contracts contain both fixed-price and cost reimbursable components. Contract types are based on the component that represents the majority of the contract. The following table presents revenue disaggregated by contract type (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Fixed-Price	$440,094	$279,408	$781,106	$519,982
Time-and-Materials	324,033	271,330	642,348	534,645
Cost-Plus	592,359	457,983	1,106,498	903,163
Total	$1,356,486	$1,008,721	$2,529,952	$1,957,790

See “Note 18 – Segments Information” for the Company’s revenues by business lines.

Contract Assets and Contract Liabilities

Contract assets and contract liabilities balances at June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022	$ change	% change
Contract assets	$712,413	$634,033	$78,380	12.4%
Contract liabilities	292,404	213,064	79,340	37.2%
Net contract assets (liabilities) (1)	$420,009	$420,969	$(960)	-0.2%

(1)
Total contract retentions included in net contract assets (liabilities) were $71.6 million as of June 30, 2023, of which $36.5 million are not expected to be paid in the next 12 months. Total contract retentions included in net contract assets (liabilities) were $73.5 million as of December 31, 2022. Contract assets at June 30, 2023 and December 31, 2022 include $107.5 million and $95.7 million, respectively, related to net claim recovery estimates. For the three and six months ended June 30, 2023 and June 30, 2022, there were no material losses recognized related to the collectability of claims, unapproved change orders, and requests for equitable adjustment.

During the three months ended June 30, 2023 and June 30, 2022, the Company recognized revenue of $29.6 million and $18.6 million, respectively, and $107.7 million and $81.7 million during the six months ended June 30, 2023 and June 30, 2022, respectively, that was included in the corresponding contract liability balances at December 31, 2022 and December 31, 2021, respectively. Certain changes in contract assets and contract liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Acquired contract assets	$(242)	$25,397
Acquired contract liabilities	2,487	2,080

There was no significant impairment of contract assets recognized during the six months ended June 30, 2023 and June 30, 2022.

Revisions in estimates, such as changes in estimated claims or incentives, related to performance obligations partially satisfied in previous periods that individually had an impact of $5 million or more on revenue resulted in the following changes in revenue:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue impact, net	$20,168	$-	$20,339	$-

In addition to the revenue impacts in the table above, there was a change in estimate impact to direct costs of contracts of $24.7 million for both the three and six months ended June 30, 2023, related to a write-down on a contract in the Critical Infrastructure segment. This same contract had a $4.0 million revenue impact for a net $20.7 million impact. These cost and revenue adjustments decreased operating income by $0.6 million and $1.1 million, net income by $0.5 million and $0.8 million and diluted earnings per share of $0.00 and $0.01 for the three and six months ended June 30, 2023, respectively.

Accounts Receivable, net

Accounts receivable, net consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	2023	2022
Billed	$649,866	$502,411
Unbilled	303,730	218,945
Total accounts receivable, gross	953,596	721,356
Allowance for doubtful accounts	(4,103)	(4,011)
Total accounts receivable, net	$949,493	$717,345

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

Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations (“RUPO”) as of June 30, 2023 represent a measure of the total dollar value of work to be performed on contracts awarded and in-progress. The Company had $6.0 billion in RUPO as of June 30, 2023.

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

The Company expects to satisfy its RUPO as of June 30, 2023 over the following periods (in thousands):

Period RUPO Will Be Satisfied	Within One Year	Within One to Two Years	Thereafter
Federal Solutions	$1,453,480	$330,069	$316,720
Critical Infrastructure	1,846,139	964,377	1,123,973
Total	$3,299,619	$1,294,446	$1,440,693

6.
Leases

The Company has operating and finance leases for corporate and project office spaces, vehicles, heavy machinery and office equipment. Our leases have remaining lease terms of one to nine years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases after the third year.

The components of lease costs for the three and six months ended June 30, 2023 and June 30, 2022 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating lease cost	$17,129	$16,574	$33,754	$32,750
Short-term lease cost	3,396	3,610	7,059	7,090
Amortization of right-of-use assets	670	602	1,186	1,150
Interest on lease liabilities	65	22	98	43
Sublease income	(1,239)	(968)	(2,363)	(2,003)
Total lease cost	$20,021	$19,840	$39,734	$39,030

Supplemental cash flow information related to leases for the six months ended June 30, 2023 and June 30, 2022 is as follows (in thousands):

	Six Months Ended
	June 30, 2023	June 30, 2022
Operating cash flows for operating leases	$35,076	$34,727
Operating cash flows for finance leases	98	43
Financing cash flows from finance leases	1,166	1,054
Right-of-use assets obtained in exchange for new operating lease liabilities	43,398	10,583
Right-of-use assets obtained in exchange for new finance lease liabilities	$3,412	$631

Supplemental balance sheet and other information related to leases as of June 30, 2023 and December 31, 2022 are as follows (in thousands):

	June 30, 2023	December 31, 2022
Operating Leases:
Right-of-use assets	$166,797	$155,090
Lease liabilities:
Current	57,085	59,144
Long-term	128,634	111,417
Total operating lease liabilities	$185,719	$170,561
Finance Leases:
Other noncurrent assets	$6,222	$3,965
Accrued expenses and other current liabilities	$2,232	$1,746
Other long-term liabilities	$3,963	$2,246

Weighted Average Remaining Lease Term:
Operating leases	4.1 years	3.6 years
Finance leases	3 years	2.6 years
Weighted Average Discount Rate:
Operating leases	3.9%	3.4%
Finance leases	4.0%	2.8%

As of June 30, 2023, the Company has no operating leases that have not yet commenced.

A maturity analysis of the future undiscounted cash flows associated with the Company’s operating and finance lease liabilities as of June 30, 2023 is as follows (in thousands):

	Operating Leases	Finance Leases
2023 (remaining)	$33,551	$1,290
2024	56,056	2,234
2025	43,696	1,771
2026	27,856	1,128
2027	16,243	181
Thereafter	24,134	-
Total lease payments	201,536	6,604
Less: imputed interest	(15,817)	(409)
Total present value of lease liabilities	$185,719	$6,195

7.
Goodwill

The following table summarizes the changes in the carrying value of goodwill by reporting segment from December 31, 2022 to June 30, 2023 (in thousands):

	December 31, 2022	Acquisitions	Foreign Exchange	June 30, 2023
Federal Solutions	$1,591,563	$4,744	$-	$1,596,307
Critical Infrastructure	70,287	25,008	1,123	96,418
Total	$1,661,850	$29,752	$1,123	$1,692,725

The Company performed a qualitative triggering analysis and determined there was no triggering event indicating a potential impairment to the carrying value of its goodwill at June 30, 2023 and concluded there has not been an impairment.

8.
Intangible Assets

The gross amount and accumulated amortization of intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets are as follows (in thousands except for years):

	June 30, 2023			December 31, 2022			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (in years)
Backlog	$142,200	$(62,852)	$79,348	$142,200	$(45,903)	$96,297	4
Customer relationships	313,720	(165,825)	147,895	293,730	(146,032)	147,698	9
Leases	120	(97)	23	120	(87)	33	1
Developed technology	23,400	(13,054)	10,346	16,600	(11,560)	5,040	6
Trade name	-	-	-	5,000	(3,083)	1,917	1
Non-compete agreements	3,350	(2,581)	769	3,350	(2,074)	1,276	3
In process research and development	1,800	-	1,800	1,800	-	1,800	n/a
Other intangibles	330	(211)	119	275	(209)	66	10
Total intangible assets	$484,920	$(244,620)	$240,300	$463,075	$(208,948)	$254,127

The aggregate amortization expense of intangible assets for the three months ended June 30, 2023 and June 30, 2022 was $18.1 million and $19.7 million, respectively, and $36.1 million and $39.8 million for the six months ended June 30, 2023 and June 30, 2022, respectively.

Estimated amortization expense for the remainder of the current fiscal year, each of the next four years and beyond is as follows (in thousands):

June 30, 2023
2023	$33,448
2024	36,970
2025	31,377
2026	27,797
2027	26,880
Thereafter	82,028
Total	$238,500

9.
Property and Equipment, Net

Property and equipment consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022	Useful life (years)
Buildings and leasehold improvements	$105,671	$103,071	1-15
Furniture and equipment	87,552	85,088	3-10
Computer systems and equipment	162,823	152,511	3-10
Construction equipment	5,361	5,271	5-7
Construction in progress	21,833	21,952
	383,240	367,893
Accumulated depreciation	(287,974)	(271,843)
Property and equipment, net	$95,266	$96,050

Depreciation expense for the three months ended June 30, 2023 and June 30, 2022 was $9.5 million and $9.9 million, respectively, and $18.9 million and $19.6 million for the six months ended June 30, 2023 and June 30, 2022, respectively.

10.
Debt and Credit Facilities

Debt consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Long-Term Debt:
Delayed draw term loan	$350,000	$350,000
Convertible senior notes	400,000	400,000
Revolving credit facility	-	-
Debt issuance costs	(5,223)	(6,395)
Total	$744,777	$743,605

Delayed Draw Term Loan

In September 2022, the Company entered into a $350 million unsecured Delayed Draw Term Loan with an increase option of up to $150 million (the “2022 Delayed Draw Term Loan”). Proceeds of the 2022 Delayed Draw Term Loan Agreement may be used (a) to pay off in full, or partially payoff, the Company’s existing Senior Notes, (b) to prepay revolving loans outstanding under the Revolving Credit Agreement (as defined below), or (c) for working capital, capital expenditures and other lawful corporate purposes. The Company drew $350.0 million from the 2022 Delayed Draw Term Loan in November 2022. The Company incurred $0.9 million of debt issuance costs in connection with the delayed draw term loan as of December 31, 2022. These costs are presented as a direct deduction from long-term debt on the face of the balance sheet. Interest expense related to the Delayed Draw Term Loan was $5.6 million and $10.7 million for the three and six months ended June 30, 2023, respectively. The amortization of debt issuance costs and interest expense is recorded in “Interest expense” on the consolidated statements of income. As of June 30, 2023 and December 31, 2022, there was $350.0 million outstanding under the Delayed Draw Term Loan. The interest rates on June 30, 2023 and December 31, 2022 were 6.5% and 5.7%, respectively.

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

The Company recognized interest expense of approximately $0.7 million for both the three months ended June 30, 2023 and June 30, 2022 and $1.5 million for both the six months ended June 30, 2023 and June 30, 2022. As of June 30, 2023 and December 31, 2022, the carrying value of the Notes was $400.0 million.

Revolving Credit Facility

In June 2021, the Company entered into a $650 million unsecured revolving credit facility (the “Credit Agreement”). The Company incurred $1.9 million of costs in connection with this Credit Agreement. The 2021 Credit Agreement replaced an existing Fifth Amended and Restated Credit Agreement dated as of November 15, 2017. Under the new agreement, the Company’s revolving credit facility was increased from $550 million to $650 million. The credit facility has a five-year maturity, which may be extended up to two times for periods determined by the Company and the applicable extending lenders, and permits the Company to borrow in U.S. dollars, certain specified foreign currencies, and each other currency that may be approved in accordance with the 2021 Facility. The borrowings under the Credit Agreement bear interest at either the Term SOFR rate plus a margin between 1.0% and 1.625% or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%. The rates on June 30, 2023 and December 31, 2022 were 8.5% and 5.7%, respectively. Borrowings under this Credit Agreement are guaranteed by certain Company operating subsidiaries. Letters of credit commitments outstanding under this agreement aggregated to $43.9 million and $44.5 million at March 31, 2023 and December 31, 2022, respectively, which reduced borrowing limits available to the Company. Interest expense related to the Credit Agreement was $0.3 million and $0.8 million for the three months ended June 30, 2023 and June 30, 2022, respectively and $0.5 million and $0.9 million for the six months ended June 30, 2023 and June 30, 2022, respectively. There were no loan amounts outstanding under the Credit Agreement at June 30, 2023.

The Credit Agreement includes various covenants, including restrictions on indebtedness, liens, acquisitions, investments or dispositions, payment of dividends and maintenance of certain financial ratios and conditions. The Company was in compliance with these covenants at June 30, 2023 and December 31, 2022.

Letters of Credit

The Company also has in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated approximately $243.0 million and $222.5 million at June 30, 2023 and December 31, 2022, respectively.

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

11.
Income Taxes

The Company’s effective tax rate was 21.8% and 20.1% and income tax expense was $15.2 million and $5.7 million for the three months ended June 30, 2023 and June 30, 2022, respectively. The change in the effective tax rate was due primarily to an increase in foreign withholding taxes, partially offset by tax benefits related to increases in the foreign-derived intangible income (FDII) deduction, and untaxed income attributed to noncontrolling interests. The Company’s effective tax rate was 22.9% for both the six months ended June 30, 2023 and June 30, 2022 and income tax expense was $26.7 million and $13.9 million for the six months ended June 30, 2023 and June 30, 2022, respectively. The most significant items contributing to the change in the effective tax rate relate to an increase in tax benefits related to increases in the FDII deduction, and untaxed income attributed to noncontrolling interests, offset by an increase in foreign withholding taxes. The difference between the effective tax rate and the statutory U.S. Federal income tax rate of 21% for the three and six months ended June 30, 2023 primarily relates to state income taxes and foreign withholding taxes, partially offset by benefits related to untaxed income attributable to noncontrolling interests, earnings in lower tax jurisdictions, the FDII deduction, and the federal research tax credit.

As of June 30, 2023, the Company’s deferred tax assets were subject to a valuation allowance of $28.7 million primarily related to foreign net operating loss carryforwards, foreign tax credit carryforwards, and capital losses that the Company has determined are not more-likely-than-not to be realized. The factors used to assess the likelihood of realization include: the past performance of the entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.

As of June 30, 2023 and December 31, 2022, the liability for income taxes associated with uncertain tax positions was $22.1 million and $22.8 million, respectively. It is reasonably possible that the Company may realize a decrease in our uncertain tax positions of approximately $1.5 million during the next 12 months as a result of concluding various tax audits and closing tax years.

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

In September 2015, a former Parsons employee filed an action in the United States District Court for the Northern District of Alabama against us as a qui tam relator on behalf of the United States (the “Relator”) alleging violation of the False Claims Act. The plaintiff alleges that, as a result of these actions, the United States paid in excess of $1 million per month between February and September 2006 that it should have paid to another contractor, plus $2.9 million to acquire vehicles for the contractor defendant to perform its security services. The lawsuit sought (i) that we cease and desist from violating the False Claims Act, (ii) monetary damages equal to three times the amount of damages that the United States has sustained because of our alleged violations, plus a civil penalty of not less than $5,500 and not more than $11,000 for each alleged violation of the False Claims Act, (iii) monetary damages equal to the maximum amount allowed pursuant to §3730(d) of the False Claims Act, and (iv) Relator’s costs for this action, including recovery of attorneys’ fees and costs incurred in the lawsuit. The United States government did not intervene in this matter as it is allowed to do so under the statute. Dispositive and/or pre-trail motions have been filed. A hearing date has not yet been scheduled for hearing such motions. Depending upon the court’s rulings upon such motions, a trial will may be scheduled in 2023 or 2024.

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

13.
Retirement Benefit Plan

The Company’s principal retirement benefit plan is the Parsons Employee Stock Ownership Plan (“ESOP”), a stock bonus plan, established in 1975 to cover eligible employees of the Company and certain affiliated companies. Contributions of treasury stock to the ESOP are made annually in amounts determined by the Company’s board of directors and are held in trust for the sole benefit of the participants. Shares allocated to a participant’s account are fully vested after three years of credited service, or in the event(s) of reaching age 65, death or disability while an active employee of the Company. As of June 30, 2023 and December 31, 2022, total shares of the Company’s common stock outstanding were 104,882,846 and 104,702,996, respectively, of which 61,217,557 and 63,742,151, respectively, were held by the ESOP.

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

Total ESOP contribution expense was $14.7 million and $13.5 million for the three months ended June 30, 2023 and June 30, 2022, respectively and $29.2 million and $26.5 million for the six months ended June 30, 2023 and June 30, 2022, respectively. The expense is recorded in “Direct costs of contracts” and “Selling, general and administrative expense” in the consolidated statements of income. The fiscal 2023 ESOP contribution has not yet been made. The amount is currently included in accrued liabilities.

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

Letters of credit outstanding described in “Note 10 – Debt and Credit Facilities” that relate to project ventures are $116.7 million and $106.8 million at June 30, 2023 and December 31, 2022.

In the table below, aggregated financial information relating to the Company’s joint ventures is provided because their nature, risk and reward characteristics are similar. None of the Company’s current joint ventures that meet the characteristics of a VIE are individually significant to the consolidated financial statements.

Consolidated Joint Ventures

The following represents financial information for consolidated joint ventures included in the consolidated financial statements (in thousands):

	June 30, 2023	December 31, 2022
Current assets	$374,942	$289,837
Noncurrent assets	10,401	9,961
Total assets	385,343	299,798
Current liabilities	242,530	194,701
Noncurrent liabilities	3,399	3,763
Total liabilities	245,929	198,464
Total joint venture equity	$139,414	$101,334

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue	$167,253	$108,089	$328,737	$203,623
Costs	143,808	98,761	285,406	187,603
Net income	$23,445	$9,328	$43,331	$16,020
Net income attributable to noncontrolling interests	$11,530	$4,485	$21,253	$7,661

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

The following represents the financial information of the Company’s unconsolidated joint ventures as presented in their unaudited financial statements (in thousands):

	June 30, 2023	December 31, 2022
Current assets	$1,470,305	$1,610,246
Noncurrent assets	492,597	491,658
Total assets	1,962,902	2,101,904
Current liabilities	1,032,758	1,255,297
Noncurrent liabilities	518,762	468,056
Total liabilities	1,551,520	1,723,353
Total joint venture equity	$411,382	$378,551
Investments in and advances to unconsolidated joint ventures	$118,861	$107,425

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue	$530,467	$594,959	$879,624	$979,540
Costs	534,555	564,239	893,950	937,525
Net income	$(4,088)	$30,720	$(14,326)	$42,015
Equity in (losses) earnings of unconsolidated joint ventures	$75	$5,613	$(5,765)	$11,211

The Company had net contributions to its unconsolidated joint ventures for the three and six months ended June 30, 2023 of $9.9 million and $14.7 million, respectively and received net distributions from its unconsolidated joint ventures for the three and six months ended June 30, 2022 of $5.4 million and $8.2 million, respectively.

For the three and six months ended June 30, 2023, the Company recorded $7.0 million and $17.0 million of adjustments, respectively on two unconsolidated joint ventures in the Critical Infrastructure segment, one from lower margin change orders in the first quarter resulting in profits being delayed to future periods and the other from a write-off. For the three and six months ended June 30, 2023, this adjustment decreased operating income by $7.0 million and $17.0 million, respectively, net income by $5.1 million and $12.6 million, respectively, and decreased diluted earnings per share by $0.05 and $0.11, respectively.
15.
Related Party Transactions

The Company often provides services to unconsolidated joint ventures and revenues include amounts related to recovering costs for these services. Revenues related to services the Company provided to unconsolidated joint ventures for the three months ended June 30, 2023 and June 30, 2022 were $55.4 million and $51.8 million, respectively and $106.3 million and $99.1 million for the six months ended June 30, 2023 and June 30, 2022, respectively.

For the three months ended June 30, 2023 and June 30, 2022, the Company incurred $39.8 million and $37.2 million, respectively, and for the six months ended June 30, 2023 and June 30, 2022 incurred $78.9 million and $71.0 million, respectively, of reimbursable costs. Amounts included in the consolidated balance sheets related to services the Company provided to unconsolidated joint ventures are as follows (in thousands):

	June 30, 2023	December 31, 2022
Accounts receivable	$65,134	$40,320
Contract assets	38,378	30,578
Contract liabilities	13,945	14,906

16.
Fair Value of Financial Instruments

The authoritative guidance on fair value measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). At June 30, 2023 and December 31, 2022, the Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable, and other liabilities. The fair values of these financial instruments approximate their carrying values due to their short-term maturities.

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

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities;

Level 2 - Pricing inputs that include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument; and

Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurements and unobservable.

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

17.
Earnings Per Share

The following tables reconcile the denominator and numerator used to compute basic earnings per share (“EPS”) to the denominator and numerator used to compute diluted EPS for the three and six months ended June 30, 2023 and June 30, 2022. Basic EPS is computed using the weighted average number of shares outstanding during the period and income available to shareholders. Diluted EPS is computed similar to basic EPS, except the income available to shareholders is adjusted to add back interest expense, after tax, related to the Convertible Senior Note, and the weighted average number of shares outstanding is adjusted to reflect the dilutive effects of stock-based awards and shares underlying the Convertible Senior Note.

Convertible Senior Note dilution impact is calculated using the if-converted method. In connection with the offerings of the Notes, the Company entered into a convertible note hedge and warrants (see Note 10 Debt and Credit Facilities); however, the convertible note hedge is not considered when calculating dilutive shares given its impact is anti-dilutive. The impact of the bond hedge would offset the dilutive impact of the shares underlying the Convertible Senior Note. The warrants have a strike price above our average share price during the period and are out of the money and not included in the tables below.

Dilutive potential common shares include, when circumstances require, shares the Company could be obligated to issue from its Convertible Senior Notes and warrants (see Note 10 for further discussion) and stock-based awards. Shares to be provided to the Company from its bond hedge purchased concurrently with the issuance of Convertible Senior Notes are anti-dilutive and are not included in its diluted shares. Anti-dilutive stock-based awards excluded from the calculation of earnings per share for the three months ended June 30, 2023 and June 30, 2022 were 3,837 and 11,502, respectively and for the six months ended June 30, 2023 and June 30, 2022 were 1,265 and 8,019, respectively.

The weighted average number of shares used to compute basic and diluted EPS were:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Basic weighted average number of shares outstanding	104,907,505	103,675,373	104,856,350	103,722,004
Stock-based awards	883,224	658,198	940,810	729,223
Convertible senior notes	8,916,530	8,916,530	8,916,530	8,916,530
Diluted weighted average number of shares outstanding	114,707,259	113,250,101	114,713,690	113,367,757

The net income available to shareholders to compute basic and diluted EPS were (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income attributable to Parsons Corporation	$43,241	$18,295	68,794	38,962
Convertible senior notes if-converted method interest adjustment	554	542	1,106	1,082
Diluted net income attributable to Parsons Corporation	$43,795	$18,837	69,900	40,044

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

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Total shares repurchased	46,077	275,652	185,475	427,088
Total shares retired	46,077	275,652	185,475	427,088
Average price paid per share	$43.40	$36.28	$43.13	$36.40

As of June 30, 2023, the Company has $48.3 million remaining under the stock repurchase program.

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

The following table summarizes business segment revenue for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Federal Solutions revenue	$762,797	$537,556	$1,397,343	$1,029,185
Critical Infrastructure revenue	593,689	471,165	1,132,609	928,605
Total revenue	$1,356,486	$1,008,721	$2,529,952	$1,957,790

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

Adjusted EBITDA attributable to Parsons Corporation to Net Income attributable to Parsons Corporation for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
Adjusted EBITDA attributable to Parsons Corporation	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Federal Solutions	$85,640	$47,645	$141,788	$90,283
Critical Infrastructure	20,936	25,160	45,293	53,475
Adjusted EBITDA attributable to Parsons Corporation	106,576	72,805	187,081	143,758
Adjusted EBITDA attributable to noncontrolling interests	11,730	4,609	21,616	7,904
Depreciation and amortization	(28,689)	(30,581)	(57,048)	(61,090)
Interest expense, net	(6,993)	(4,354)	(12,658)	(8,227)
Income tax expense	(15,223)	(5,732)	(26,726)	(13,851)
Equity-based compensation expense	(9,314)	(4,791)	(16,017)	(8,689)
Transaction-related costs (a)	(1,917)	(9,525)	(3,535)	(11,923)
Restructuring expense (b)	-	-	(546)	(213)
Other (c)	(1,399)	349	(2,120)	(1,046)
Net income including noncontrolling interests	54,771	22,780	90,047	46,623
Net income attributable to noncontrolling interests	11,530	4,485	21,253	7,661
Net income attributable to Parsons Corporation	$43,241	$18,295	$68,794	$38,962

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

Asset information by segment is not a key measure of performance used by the CODM.

The following tables present revenues and property and equipment, net by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue
North America	$1,136,290	$841,091	$2,085,005	$1,626,799
Middle East	219,253	161,335	436,651	319,398
Rest of World	943	6,295	8,296	11,593
Total Revenue	$1,356,486	$1,008,721	$2,529,952	$1,957,790

The geographic location of revenue is determined by the location of the customer (in thousands):

	June 30, 2023	December 31, 2022
Property and Equipment, Net
North America	$88,813	$91,217
Middle East	6,453	4,833
Total Property and Equipment, Net	$95,266	$96,050

North America includes revenue in the United States for the three months ended June 30, 2023 and June 30, 2022 of $1.0 billion and $0.8 billion, respectively and for the six months ended June 30, 2023 and June 30, 2022 of $1.9 billion and $1.5 billion, respectively. North America property and equipment, net includes $82.2 million and $84.4 million of property and equipment, net in the United States at June 30, 2023 and December 31, 2022, respectively.

The following table presents revenues by business units (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue
Defense and Intelligence	$381,328	$350,298	$745,688	$685,825
Engineered Systems	381,469	187,258	651,655	343,360
Federal Solutions revenues	762,797	537,556	1,397,343	1,029,185
Mobility Solutions	396,794	300,382	779,543	595,168
Connected Communities	196,895	170,783	353,066	333,437
Critical Infrastructure revenues	593,689	471,165	1,132,609	928,605
Total Revenue	$1,356,486	$1,008,721	$2,529,952	$1,957,790

19.
Subsequent Events

None

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
Lead smart, sustainable infrastructure deployment

Federal Solutions
Deliver information dominance across all domains

FINANCIAL SNAPSHOT

$4.8B
Total Revenue
Trailing 12-Months (Q2 2023)

Federal Solutions 54%
Critical Infrastructure 46%

$5.7B
Contract Awards
Trailing 12-Months (Q2 2023)

Federal Solutions 52%
Critical Infrastructure 48%

KEY FACTS AND FIGURES

78
Years Of History

~ 18K
Employees

$226M
Cash Flow From Operations
Trailing 12-Months (Q2 2023)

$8.9B
Backlog As Of
6/30/2023

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

Key Metrics

We manage and assess the performance of our business by evaluating a variety of metrics. The following table sets forth selected key metrics (in thousands, except Book-to-Bill):

	June 30, 2023	June 30, 2022
Awards (year to date)	$3,313,391	$1,908,767
Backlog (1)	$8,901,587	$8,227,636
Book-to-Bill (year to date)	1.3	1.0

(1)
Difference between our backlog of $8.9 billion and our remaining unsatisfied performance obligations, or RUPO, of $6.0 billion, each as of June 30, 2023, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

Awards

Awards generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Contract awards include both new and re-compete contracts and task orders. Given that new contract awards generate growth, we closely track our new awards each year.

The following table summarizes the year to-date value of new awards for the periods presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Federal Solutions	$1,182,127	$392,554	$1,877,771	$849,442
Critical Infrastructure	749,035	599,057	1,435,620	1,059,325
Total Awards	$1,931,162	$991,611	$3,313,391	$1,908,767

The change in new awards from year to year is generally due to ordinary course fluctuations in our business. The volume of contract awards can fluctuate in any given period due to win rate and the timing and size of the awards issued by our customers. The increase in awards for the three months ended June 30, 2023 when compared to the corresponding period last year was primarily driven by significant awards in our Federal Solutions segments from the Federal Aviation Administration and the General Services Administration. The increase in awards for the six months ended June 30, 2023 when compared to the corresponding periods last year was primarily driven by the awards described above along with an award in the prior quarter in the Federal Solutions segment from the U.S. Department of State.

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

The following table summarizes the value of our backlog at the respective dates presented below (in thousands):

	June 30, 2023	June 30, 2022
Federal Solutions:
Funded	$1,506,235	$1,329,695
Unfunded	3,709,288	3,756,452
Total Federal Solutions	5,215,523	5,086,147
Critical Infrastructure:
Funded	3,615,955	3,080,338
Unfunded	70,109	61,151
Total Critical Infrastructure	3,686,064	3,141,489
Total Backlog (1)	$8,901,587	$8,227,636

(1)
Difference between our backlog of $8.9 billion and our RUPO of $6.0 billion, each as of June 30, 2023, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

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

We expect to recognize $3.3 billion of our funded backlog at June 30, 2023 as revenues in the following twelve months. However, our U.S. federal government customers may cancel their contracts with us at any time through a termination for convenience or may elect to not exercise option periods under such contracts. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed. See “Risk Factors—Risk Relating to Our Business—We may not realize the full value of our backlog, which may result in lower than expected revenue” in the Company’s Form 10-K for the year ended December 31, 2022.

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

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Federal Solutions	1.5	0.7	1.3	0.8
Critical Infrastructure	1.3	1.3	1.3	1.1
Overall	1.4	1.0	1.3	1.0

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

Acquired Operations

IPKeys Power Partners

On April 13, 2023, the Company entered into a merger agreement to acquire a 100% ownership interest in IPKeys Power Partners (“IPKeys”), a privately-owned company, for $43.4 million from cash on hand. The merger brings IPKeys' established customer base, expanding Parsons' presence in two rapidly growing end markets: grid modernization and cyber resiliency for critical infrastructure. Headquartered in Tinton Falls, New Jersey, IPKeys is a trusted provider of enterprise software platform solutions that is actively delivering cyber and operational security to hundreds of electric, water, and gas utilities across North America.

Xator Corporation

On May 31, 2022, the Company acquired Xator Corporation for $387.5 million. This strategic acquisition expands Parsons’ presence within the U.S. Special Operations Command, the Intelligence Community, Federal Civilian customers, and global critical infrastructure markets, while providing new customer access at the Department of State. Xator also expands Parsons’ customer base and brings differentiated technical capabilities in critical infrastructure protection, counter-unmanned aircraft systems (cUAS), intelligence and cyber solutions, biometrics, and global threat assessment and operations, increasing our addressable market in both the Federal Solutions and Critical Infrastructure segments. The financial results of Xator have been included in our consolidated results of operations from May 31, 2022 onward.

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

The table below presents the percentage of total revenue for each type of contract.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Fixed-price	32.4%	27.7%	30.9%	26.6%
Time-and-materials	23.9%	26.9%	25.4%	27.3%
Cost-plus	43.7%	45.4%	43.7%	46.1%

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

Joint Ventures

We conduct a portion of our business through joint ventures or similar partnership arrangements. For the joint ventures we control, we consolidate all the revenues and expenses in our consolidated statements of income (including revenues and expenses attributable to noncontrolling interests). For the joint ventures we do not control, we recognize equity in (losses) earnings of unconsolidated joint ventures. Our revenues included amounts related to services we provided to our unconsolidated joint ventures for the three months ended June 30, 2023 and June 30, 2022 of $55.4 million and $51.8 million, respectively, and $106.3 million and $99.1 million for the six months ended June 30, 2023 and June 30, 2022, respectively.

Operating costs and expenses

Operating costs and expenses primarily include direct costs of contracts and selling, general and administrative expenses. Costs associated with compensation-related expenses for our people and facilities, which includes ESOP contribution expenses, are the most significant component of our operating expenses. Total ESOP contribution expense for the three months ended June 30, 2023 and June 30, 2022 was $14.7 million and $13.5 million, respectively, and for the six months ended June 30, 2023 and June 30, 2022 was $29.2 million and $26.5 million, respectively and is recorded in “Direct cost of contracts” and “Selling, general and administrative expenses.”

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

Adjusted EBITDA

The following table sets forth Adjusted EBITDA, Net Income Margin, and Adjusted EBITDA Margin for the three and six months ended June 30, 2023 and June 30, 2022.

	Three Months Ended		Six Months Ended
(U.S. dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Adjusted EBITDA (1)	$118,306	$77,414	$208,697	$151,662
Net Income Margin (2)	4.0%	2.3%	3.6%	2.4%
Adjusted EBITDA Margin (3)	8.7%	7.7%	8.2%	7.7%

(1)
A reconciliation of net income attributable to Parsons Corporation to Adjusted EBITDA is set forth below (in thousands).
(2)
Net Income Margin is calculated as net income including noncontrolling interest divided by revenue in the applicable period
(3)
Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by revenue in the applicable period.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income attributable to Parsons Corporation	$43,241	$18,295	$68,794	$38,962
Interest expense, net	6,993	4,354	12,658	8,227
Income tax expense	15,223	5,732	26,726	13,851
Depreciation and amortization	28,689	30,581	57,048	61,090
Net income attributable to noncontrolling interests	11,530	4,485	21,253	7,661
Equity-based compensation	9,314	4,791	16,017	8,689
Transaction-related costs (a)	1,917	9,525	3,535	11,923
Restructuring (b)	-	-	546	213
Other (c)	1,399	(349)	2,120	1,046
Adjusted EBITDA	$118,306	$77,414	$208,697	$151,662

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests. Please see Segment Results below for a discussion of the factors impacting Adjusted EBITDA (in thousands):

	Three Months Ended		Variance
	June 30, 2023	June 30, 2022	Dollar	Percent
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$85,640	$47,645	$37,995	79.7%
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	20,936	25,160	(4,224)	-16.8%
Adjusted EBITDA attributable to noncontrolling interests	11,730	4,609	7,121	154.5%
Total Adjusted EBITDA	$118,306	$77,414	$40,892	52.8%

	Six Months Ended		Variance
	June 30, 2023	June 30, 2022	Dollar	Percent
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$141,788	$90,283	$51,505	57.0%
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	45,293	53,475	(8,182)	-15.3%
Adjusted EBITDA attributable to noncontrolling interests	21,616	7,904	13,712	173.5%
Total Adjusted EBITDA	$208,697	$151,662	$57,035	37.6%

The following table sets forth our results of operations for the three and six months ended June 30, 2023 and June 30, 2022 as a percentage of revenue.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues	100%	100%	100%	100%
Direct costs of contracts	78.7%	77.5%	78.5%	77.4%
Equity in (losses) earnings of unconsolidated joint ventures	0.0%	0.6%	-0.2%	0.6%
Selling, general and administrative expenses	15.6%	19.8%	16.3%	19.7%
Operating income	5.6%	3.2%	5.0%	3.5%
Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	-0.5%	-0.4%	-0.5%	-0.4%
Other income, net	0.0%	0.0%	0.1%	0.0%
Total other income (expense)	-0.5%	-0.4%	-0.4%	-0.4%
Income before income tax expense	5.2%	2.8%	4.6%	3.1%
Income tax benefit (provision)	-1.1%	-0.6%	-1.1%	-0.7%
Net income including noncontrolling interests	4.0%	2.3%	3.6%	2.4%
Net income attributable to noncontrolling interests	-0.8%	-0.4%	-0.8%	-0.4%
Net income attributable to Parsons Corporation	3.2%	1.8%	2.7%	2.0%

Revenue

	Three Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2023	June 30, 2022	Dollar	Percent
Revenue	$1,356,486	$1,008,721	$347,765	34.5%

The increase in revenue for the three months ended June 30, 2023 when compared to the corresponding period last year, was due to increases in revenue in both our Federal Solutions and Critical Infrastructure segments of $225.2 million and $122.5 million, respectively. The increase in revenue in both the Federal Solutions and Critical Infrastructure segments includes $117.6 million and $2.6 million respectively from business acquisitions.

	Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2023	June 30, 2022	Dollar	Percent
Revenue	$2,529,952	$1,957,790	$572,162	29.2%

The increase in revenue for the six months ended June 30, 2023 when compared to the corresponding period last year, was due to increases in revenue in both our Federal Solutions and Critical Infrastructure segments of $368.2 million and $204.0 million, respectively. The increase in revenue in both the Federal Solutions and Critical Infrastructure segments includes $230.0 million and $2.6 million, respectively from business acquisitions.

See “Segment Results” below for a further discussion of the changes in the Company's revenue.

Direct costs of contracts

	Three Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2023	June 30, 2022	Dollar	Percent
Direct costs of contracts	$1,068,220	$781,772	$286,448	36.6%

The increase in direct cost of contracts for the three months ended June 30, 2023 when compared to the corresponding period last year, was primarily due to an increase of $179.8 million in our Federal Solutions segment and $106.7 million in our Critical Infrastructure segment. The increases were primarily due to an increase in business volume from new and existing contracts in both segments, an increase from business acquisitions of $90.8 million and $1.2 million in the Federal Solutions and Critical Infrastructure segments, respectively and recognition of a write-down on a Critical Infrastructure segment contract of $24.7 million. These increases were offset by the completion and winding down of certain contracts primarily in the Critical Infrastructure segment.

	Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2023	June 30, 2022	Dollar	Percent
Direct costs of contracts	$1,985,408	$1,515,672	$469,736	31.0%

The increase in direct cost of contracts for the six months ended June 30, 2023 when compared to the corresponding period last year, was primarily due to an increase of $299.7 million in our Federal Solutions segment and $170.0 million in our Critical Infrastructure segment. The increases were primarily due to an increase in business volume from new and existing contracts in both segments and an increase from business acquisitions of $186.3 million $ 1.2 million in the Federal Solutions and Critical Infrastructure segments, respectively and the $24.7 million write-down discussed above. These increases were offset by the completion and winding down of certain contracts in both segments.

Equity in (losses) earnings of unconsolidated joint ventures

	Three Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2023	June 30, 2022	Dollar	Percent
Equity in (losses) earnings of unconsolidated joint ventures	$75	$5,613	$(5,538)	-98.7%

The decrease in equity in (losses) earnings of unconsolidated joint ventures for the three months ended June 30, 2023 compared to the corresponding period last year, was primarily due to a $7.0 million write-down on a joint venture partially offset by increased profit on other joint ventures during the three months ended June 30, 2023.

	Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2023	June 30, 2022	Dollar	Percent
Equity in (losses) earnings of unconsolidated joint ventures	$(5,765)	$11,211	$(16,976)	-151.4%

The decrease in equity in (losses) earnings of unconsolidated joint ventures for the six months ended June 30, 2023 compared to the corresponding period last year, was primarily due to an $11.3 million write-down on a joint venture during the six months ended June 30, 2023 along with lower margin change orders in the first quarter and a reduction in joint venture volume.

Selling, general and administrative expenses

	Three Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2023	June 30, 2022	Dollar	Percent
Selling, general and administrative expenses	$211,897	$199,932	$11,965	6.0%

The increase in SG&A of $12.0 million for the three months ended June 30, 2023 when compared to the corresponding period last year was primarily due to a $5.1 million increase from business acquisitions, an increase of $5.6 million primarily related to business development and sales activities, an increase in stock-based compensation cost of $4.5 million and an increase in labor related costs of $2.8 million. These increases were offset in part by a $7.6 million decrease in transaction related costs.

	Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2023	June 30, 2022	Dollar	Percent
Selling, general and administrative expenses	$411,205	$385,009	$26,196	6.8%

The increase in SG&A of $26.2 million for the six months ended June 30, 2023 when compared to the corresponding period last year was primarily due to a $12.8 million increase from business acquisitions, an increase of $11.4 million primarily related to business development and sales activities, an increase in stock-based compensation cost of $7.3 million and an increase in labor related costs of $3.4 million. These increases were offset in part by a $8.4 million decrease in transaction related costs and a $3.7 million decrease in intangible asset amortization.

Total other income (expense)

Interest income is related to interest earned on cash balances held. Interest expense is primarily due to debt related to our Delayed Draw Term Loan and Convertible Senior Notes. Other income (expense), net is primarily related to transaction gains and losses on foreign currency transactions and sublease income.

	Three Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2023	June 30, 2022	Dollar	Percent
Interest income	$306	$171	$135	78.9%
Interest expense	(7,299)	(4,525)	(2,774)	61.3%
Other income (expense), net	543	236	307	130.1%
Total other income (expense)	$(6,450)	$(4,118)	$(2,332)	56.6%

The increase in interest expense is primarily related to higher interest rates on borrowings under the Delayed Draw Term loan during the three months ended June 30, 2023 compared to interest rates on borrowings under the revolving Credit Agreement during the three months ended June 30, 2022. The Company entered into the Delayed Draw term loan in September 2022. There were no amounts outstanding under the revolving Credit Agreement during the three months ended June 30, 2023.

	Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2023	June 30, 2022	Dollar	Percent
Interest income	$1,099	$236	$863	365.7%
Interest expense	(13,757)	(8,463)	(5,294)	62.6%
Other income (expense), net	1,857	381	1,476	387.4%
Total other income (expense)	$(10,801)	$(7,846)	$(2,955)	37.7%

The increase in interest expense for the six months ended June 30, 2023 is primarily related to the same factors impacting interest expense for the three months ended June 30, 2023 noted above. There were no amounts outstanding under the revolving Credit Agreement during the six months ended June 30, 2023.

Income tax expense

	Three Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2023	June 30, 2022	Dollar	Percent
Income tax expense	$15,223	$5,732	$9,491	165.6%

The Company’s effective tax rate was 21.8% and 20.1% and income tax expense was $15.2 million and $5.7 million for the three months ended June 30, 2023 and June 30, 2022, respectively. The most significant items contributing to the change in the effective tax rate relate to an increase in foreign withholding taxes, partially offset by tax benefits related to increases in the foreign-derived intangible income (FDII) deduction and untaxed income attributed to noncontrolling interests. The difference between the statutory U.S. federal income tax rate of 21.0% and the effective tax rate for the quarter ended June 30, 2023 primarily relates to state income taxes and foreign withholding taxes, partially offset by benefits related to untaxed income attributable to noncontrolling interests, earnings in lower tax jurisdictions, the FDII deduction, and the federal research tax credit.

	Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2023	June 30, 2022	Dollar	Percent
Income tax expense	$26,726	$13,851	$12,875	93.0%

The Company’s effective tax rate was 22.9% for both the six months ended June 30, 2023 and June 30, 2022 and income tax expense was $26.7 million and $13.9 million for the six months ended June 30, 2023 and June 30, 2022, respectively. The most significant items contributing to the change in the effective tax rate relate to an increase in tax benefits related to increases in the FDII deduction, and untaxed income attributed to noncontrolling interests, offset by an increase in foreign withholding taxes. The difference between the statutory U.S. federal income tax rate of 21.0% and the effective tax rate for the six months ended June 30, 2023 primarily relates to state income taxes and foreign withholding taxes, partially offset by benefits related to untaxed income attributable to noncontrolling interests, earnings in lower tax jurisdictions, the FDII deduction, and the federal research tax credit.

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests (in thousands):

	Three Months Ended		Six Months Ended
(U.S. dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$85,640	$47,645	$141,788	$90,283
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	20,936	25,160	45,293	53,475
Adjusted EBITDA attributable to noncontrolling interests	11,730	4,609	21,616	7,904
Total Adjusted EBITDA	$118,306	$77,414	$208,697	$151,662

Federal Solutions

	Three Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2023	June 30, 2022	Dollar	Percent
Revenue	$762,797	$537,556	$225,241	41.9%
Adjusted EBITDA attributable to Parsons Corporation	$85,640	$47,645	$37,995	79.7%
Adjusted EBITDA Margin attributable to Parsons Corporation	11.2%	8.9%	2.4%	26.7%

The increase in Federal Solutions revenue for the three months ended June 30, 2023 compared to the corresponding period last year was primarily due to increases from business acquisitions of $117.6 million and organic growth of $107.6 million which included incentive fees on two contracts of approximately $20 million.

The increase in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the three months ended June 30, 2023 compared to the corresponding period last year was primarily due to the factors impacting revenue discussed above. These increases were offset in part by an increase in selling general and administrative expenses, primarily from business acquisitions.

	Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2023	June 30, 2022	Dollar	Percent
Revenue	$1,397,343	$1,029,185	$368,158	35.8%
Adjusted EBITDA attributable to Parsons Corporation	$141,788	$90,283	$51,505	57.0%
Adjusted EBITDA Margin attributable to Parsons Corporation	10.1%	8.8%	1.4%	16.0%

The increase in Federal Solutions revenue for the six months ended June 30, 2023 compared to the corresponding period last year was primarily due to increases from business acquisitions of $230.0 million and organic growth of $138.2 million which included incentive fees on two contracts of approximately $20 million.

The increase in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the six months ended June 30, 2023 compared to the corresponding period last year was primarily due to the factors discussed above for Adjusted EBITDA for the three months ended June 30, 2023.

Critical Infrastructure

	Three Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2023	June 30, 2022	Dollar	Percent
Revenue	$593,689	$471,165	$122,524	26.0%
Adjusted EBITDA attributable to Parsons Corporation	$20,936	$25,160	$(4,224)	-16.8%
Adjusted EBITDA Margin attributable to Parsons Corporation	3.5%	5.3%	-1.8%	-34.0%

The increase in Critical Infrastructure revenue for the three months ended June 30, 2023 compared to the corresponding period last year was primarily due to organic revenue growth of $119.9 million.

The decrease in Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation for the three months ended June 30, 2023 compared to the corresponding period last year was primarily due to a project write-down of $20.7 million ($24.7 million in direct costs of contracts offset by $4.0 million in revenue), $7.0 million unconsolidated joint ventures loss discussed above and an increase in selling, general and administrative expenses. These decreases were offset by the factors impacting revenue discussed above.

	Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2023	June 30, 2022	Dollar	Percent
Revenue	$1,132,609	$928,605	$204,004	22.0%
Adjusted EBITDA attributable to Parsons Corporation	$45,293	$53,475	$(8,182)	-15.3%
Adjusted EBITDA Margin attributable to Parsons Corporation	4.0%	5.8%	-1.8%	-31.1%

The increase in Critical Infrastructure revenue for the six months ended June 30, 2023 compared to the corresponding period last year was primarily due to organic revenue growth of $201.4 million.

The decrease in Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation for the six months ended June 30, 2023 compared to the corresponding period last year was primarily due to the factors discussed for Adjusted EBITDA above for the three months ended June 30, 2023.

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

As of June 30, 2023, we believe we have adequate liquidity and capital resources to fund our operations, support our debt service and support our ongoing acquisition strategy for at least the next twelve months based on the liquidity from cash provided by our operating activities, cash and cash equivalents on-hand and our borrowing capacity under our Revolving Credit Facility.

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

Accounts receivable is the principal component of our working capital and is generally driven by revenue growth. Accounts receivable reflects amounts billed to our clients as of each balance sheet date and receivable amounts that are currently due but unbilled. The total amount of our accounts receivable can vary significantly over time but is generally sensitive to revenue levels. Net days sales outstanding, which we refer to as Net DSO, is calculated by dividing (i) (accounts receivable plus contract assets) less (contract liabilities plus accounts payable) by (ii) average revenue per day (calculated by dividing trailing twelve months revenue by the number of days in that period). We focus on collecting outstanding receivables to reduce Net DSO and working capital. Net DSO was 76 days at June 30, 2023 and 72 days at June 30, 2022. Driving the increase in Net DSO is accounts receivable, accounts payable and project related accruals amounts reflective of the Company's current business volume, while the trailing twelve months revenue reflects a trend from lower to higher business volume. Our working capital (current assets less current liabilities) was $685.3 million at June 30, 2023 and $611.7 million at December 31, 2022.

Our cash, cash equivalents and restricted cash decreased by $84.0 million to $178.6 million at June 30, 2023 from $262.5 million at December 31, 2022.

The following table summarizes our sources and uses of cash over the periods presented (in thousands):

	Six Months Ended
	June 30, 2023	June 30, 2022
Net cash provided by operating activities	$13,986	$25,336
Net cash used in investing activities	(84,218)	(403,837)
Net cash (used in) provided by financing activities	(14,185)	162,453
Effect of exchange rate changes	467	(963)
Net decrease in cash and cash equivalents	$(83,950)	$(217,011)

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

Net cash provided by operating activities decreased $11.4 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The primary driver of the decrease in cash flows provided by operating activities was a $61.7 million increase in cash outflows from our working capital accounts (primarily from accounts receivable, prepaid expenses and other assets offset in part by accounts payable and accrued expenses and other current liabilities). As discussed above, Net DSO increased 4 days compared to last year. The increases in the other elements of working capital were the result of both timing differences and the increase in the Company's business volume. These cash outflows were offset in part by a $52.5 million change in net income including noncontrolling interests after adjusting for non-cash items.

Pursuant to Internal Revenue Service IR 2023-33, the Company qualifies for disaster area taxpayer relief. As such, the Company has deferred $19.0 million of its federal and California April and June 2023 quarterly income tax payments which were otherwise due during the quarter ended June 30, 2023. Deferred income tax payments are due by October 16, 2023.

Investing Activities

Net cash used in investing activities consists primarily of cash flows associated with capital expenditures, joint ventures and business acquisitions.

Net cash used in investing activities decreased $319.6 million for the six months ended June 30, 2023, when compared to the six months ended June 30, 2022. This change was primarily driven by a $337.0 million reduction in payments for acquisitions offset in part by a $13.3 million increase from investments in unconsolidated joint ventures.

The Company continually evaluates potential business acquisition opportunities. In the event the Company makes a business acquisition, a significant amount of cash may be used to fund the purchase price.

Financing Activities

Net cash used in financing activities is primarily associated with proceeds from debt, the repayment thereof, and distributions to noncontrolling interests.

Net cash provided by financing activities decreased $176.6 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The change in cash flows from financing activities is primarily due to a decrease of $188.8 million from net, borrowing related activities offset in part by a decrease in cash used of $7.9 million from distributions to noncontrolling interests and a decrease of $7.5 million from repurchases of common stock.

Letters of Credit

We have in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated to $243.0 million as of June 30, 2023. Letters of credit outstanding under the Credit Agreement total $43.9 million as of June 30, 2023.

Recent Accounting Pronouncements

See the information set forth in “Note 3—New Accounting Pronouncements” in the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of June 30, 2023, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate risks related to the Company’s Revolving Credit Facility and Delayed Draw
Term Loan.

As of June 30, 2023, there were no amounts outstanding under the Revolving Credit Facility. Borrowings under the new Credit Facility effective June 2021 bear interest at either the Term SOFR rate plus a margin between 1.0% and 1.625%, or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%, both based on the leverage ratio of the Company at the end of each quarter. The rates on June 30, 2023 and December 31, 2022 were 8.5% and 5.7%, respectively.

As of June 30, 2023, there was $350.0 million outstanding under the Delayed Draw Term Loan. Borrowings under the 2022 Delayed Draw Term Loan Agreement will bear interest at either an adjusted Term SOFR benchmark rate plus a margin between 0.875% and 1.500% or a base rate plus a margin of between 0% and 0.500% and will initially bear interest at the middle of this range. The Company will pay a ticking fee on unused term loan commitments at a rate of 0.175% commencing with the date that is ninety (90) days after the Closing Date. The interest rate at June 30, 2023 and December 31, 2022 were 6.5% and 5.7%, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures

Our management carried out, as of June 30, 2023, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Consistent with the guidance issued by the Securities and Exchange Commission Staff, management has excluded IPKeys, which we acquired on April 13, 2023, from its evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2023. The total assets and revenue related to IPKeys, a wholly owned subsidiary, are approximately 1% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2023.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2023, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On August 9, 2021, the Company’s Board of Directors authorized the Company to acquire a number of shares of Common Stock having an aggregate market value of not greater than $100,000,000 from time to time, commencing on August 12, 2021. Repurchased shares of common stock are retired and included in “Repurchases of common stock” in cash flows from financing activities in the Consolidated Statements of Cash Flows. As of June 30, 2023, the Company has spent $51.7 million (which includes commissions paid of $27.6 thousand) repurchasing 1,378,941 shares of Common Stock at an average price of $37.49 per share.

The following table presents the Company’s purchases of equity securities for the three months ended
June 30, 2023.

Period	(a) Total number of shares (or units purchased)	(b) Average price paid per share (or unit) (1)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans programs
April 1 to 30, 2023	-	$-	-	$50,299,193
May 1 to 31, 2023	46,077	$43.40	46,077	48,299,250
June 1 to 30, 2023	-	$-	-	48,299,250
Total	46,077	$43.40	46,077	$48,299,250

Amount Authorized	Average Price Per Share (1)	Shares Repurchased	Total Shares Retired
$100,000,000	$37.49	1,378,941	1,378,941

(1) Includes commissions and calculated at the average price per share

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

Insider Trading Relationships and Policies

In conformance with updated SEC regulations, the Company has adopted amended insider trading policies and procedures governing the purchase, sale and/or other dispositions of the Company's securities by directors, officers and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and New York Stock Exchange standards.

Item 6. Exhibits.

Exhibit Number	Description

19.1*	Parsons Corporation Insider Trading Compliance Policy

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parsons Corporation

Date: August 2, 2023	By:	/s/ Matthew M. Ofilos
Matthew M. Ofilos
Chief Financial Officer
(Principal Financial Officer)