Form 10-Q
period 2023-09-30
PARSONS CORP
filed 2023-11-01
CIK 275880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-07782

Parsons Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-3232481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14291 Park Meadow Drive, Suite 100 Chantilly, Virginia	20151
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 988-8500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	PSN	New York Stock Exchange

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

As of October 19, 2023, the registrant had 104,888,937 shares of common stock, $1.00 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents (including $100,478 and $53,193 Cash of consolidated joint ventures)	$205,406	$262,539
Accounts receivable, net (including $293,023 and $217,419 Accounts receivable of consolidated joint ventures, net)	906,741	717,345
Contract assets (including $12,622 and $11,313 Contract assets of consolidated joint ventures)	756,630	634,033
Prepaid expenses and other current assets (including $12,731 and $7,913 Prepaid expenses and other current assets of consolidated joint ventures)	146,764	105,866
Total current assets	2,015,541	1,719,783

Property and equipment, net (including $3,902 and $2,543 Property and equipment of consolidated joint ventures, net)	99,344	96,050
Right of use assets, operating leases (including $7,011 and $6,315 Right of use assets, operating leases of consolidated joint ventures)	158,400	155,090
Goodwill	1,797,330	1,661,850
Investments in and advances to unconsolidated joint ventures	164,858	107,425
Intangible assets, net	282,098	254,127
Deferred tax assets	148,512	137,709
Other noncurrent assets	66,905	66,108
Total assets	$4,732,988	$4,198,142

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable (including $54,668 and $49,078 Accounts payable of consolidated joint ventures)	$266,345	$201,428
Accrued expenses and other current liabilities (including $147,808 and $102,417 Accrued expenses and other current liabilities of consolidated joint ventures)	771,912	630,193
Contract liabilities (including $72,168 and $40,654 Contract liabilities of consolidated joint ventures)	277,249	213,064
Short-term lease liabilities, operating leases (including $3,507 and $2,552 Short-term lease liabilities, operating leases of consolidated joint ventures)	56,930	59,144
Income taxes payable	21,657	4,290
Total current liabilities	1,394,093	1,108,119

Long-term employee incentives	19,199	17,375
Long-term debt	820,366	743,605
Long-term lease liabilities, operating leases (including $3,504 and $3,763 Long-term lease liabilities, operating leases of consolidated joint ventures)	119,281	111,417
Deferred tax liabilities	20,448	12,471
Other long-term liabilities	111,501	109,220
Total liabilities	2,484,888	2,102,207
Contingencies (Note 12)
Shareholders' equity:
Common stock, $1 par value; authorized 1,000,000,000 shares; 146,317,493 and 146,132,016 shares issued; 45,136,147 and 40,960,845 public shares outstanding; 59,752,326 and 63,742,151 ESOP shares outstanding	146,318	146,132
Treasury stock, 41,429,020 shares at cost	(844,936)	(844,936)
Additional paid-in capital	2,729,206	2,717,134
Retained earnings	158,945	43,089
Accumulated other comprehensive loss	(16,797)	(17,849)
Total Parsons Corporation shareholders' equity	2,172,736	2,043,570
Noncontrolling interests	75,364	52,365
Total shareholders' equity	2,248,100	2,095,935
Total liabilities and shareholders' equity	$4,732,988	$4,198,142

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share information)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue	$1,418,571	$1,134,370	$3,948,523	$3,092,160
Direct cost of contracts	1,124,305	872,423	3,109,713	2,388,095
Equity in (losses) earnings of unconsolidated joint ventures	10,262	(974)	4,497	10,237
Selling, general and administrative expenses	221,188	196,960	632,393	581,969
Operating income	83,340	64,013	210,914	132,333
Interest income	492	382	1,591	618
Interest expense	(8,612)	(6,323)	(22,369)	(14,786)
Other income (expense), net	(191)	(685)	1,666	(304)
Total other income (expense)	(8,311)	(6,626)	(19,112)	(14,472)
Income before income tax expense	75,029	57,387	191,802	117,861
Income tax expense	(15,218)	(13,792)	(41,944)	(27,643)
Net income including noncontrolling interests	59,811	43,595	149,858	90,218
Net income attributable to noncontrolling interests	(12,364)	(14,024)	(33,617)	(21,685)
Net income attributable to Parsons Corporation	$47,447	$29,571	$116,241	$68,533
Earnings per share:
Basic	$0.45	$0.29	$1.11	$0.66
Diluted	$0.42	$0.27	$1.03	$0.62

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income including noncontrolling interests	$59,811	$43,595	$149,858	$90,218
Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	(1,929)	(7,134)	1,046	(9,643)
Pension adjustments, net of tax	(11)	(68)	6	(93)
Comprehensive income including noncontrolling interests, net of tax	57,871	36,393	150,910	80,482
Comprehensive income attributable to noncontrolling interests, net of tax	(12,361)	(14,014)	(33,617)	(21,673)
Comprehensive income attributable to Parsons Corporation, net of tax	$45,510	$22,379	$117,293	$58,809

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net income including noncontrolling interests	$149,858	$90,218
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	87,202	$90,668
Amortization of debt issue costs	2,124	$1,959
Loss (gain) on disposal of property and equipment	(27)	$(261)
Provision for doubtful accounts	91	$(3)
Deferred taxes	(8,205)	$(6,334)
Foreign currency transaction gains and losses	1,479	$3,502
Equity in losses (earnings) of unconsolidated joint ventures	(4,497)	$(10,237)
Return on investments in unconsolidated joint ventures	30,328	$25,626
Stock-based compensation	23,872	$14,991
Contributions of treasury stock	44,072	$41,980
Changes in assets and liabilities, net of acquisitions and newly consolidated joint ventures:
Accounts receivable	(168,964)	$(90,913)
Contract assets	(120,414)	$(62,861)
Prepaid expenses and other assets	(40,470)	$8,772
Accounts payable	48,294	$(918)
Accrued expenses and other current liabilities	93,263	$20,220
Contract liabilities	61,503	$26,665
Income taxes	17,395	$1,160
Other long-term liabilities	662	$(5,866)
Net cash provided by operating activities	217,566	148,368
Cash flows from investing activities:
Capital expenditures	(30,877)	$(19,784)
Proceeds from sale of property and equipment	274	$573
Payments for acquisitions, net of cash acquired	(215,497)	$(379,272)
Investments in unconsolidated joint ventures	(81,598)	$(13,637)
Return of investments in unconsolidated joint ventures	72	$9,443
Proceeds from sales of investments in unconsolidated joint ventures	381	$-
Net cash used in investing activities	(327,245)	(402,677)
Cash flows from financing activities:
Proceeds from borrowings	511,500	$680,900
Repayments of borrowings	(436,500)	$(579,700)
Payments for debt costs and credit agreement	-	$(870)
Payments for acquired warrants	-	$(11,243)
Contributions by noncontrolling interests	1,537	$8,299
Distributions to noncontrolling interests	(12,156)	$(14,290)
Repurchases of common stock	(8,000)	$(19,500)
Taxes paid on vested stock	(6,941)	$(6,135)
Proceeds from issuance of common stock	2,940	$2,724
Net cash provided by financing activities	52,380	60,185
Effect of exchange rate changes	166	$(2,220)
Net decrease in cash, cash equivalents, and restricted cash	(57,133)	(196,344)
Cash, cash equivalents and restricted cash:
Beginning of year	262,539	$343,883
End of period	$205,406	$147,539

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended September 30, 2023 and September 30, 2022

(In thousands)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Parsons Equity	Noncontrolling Interests	Total
Balance at June 30, 2023	$146,312	$(844,936)	$2,721,402	$111,513	$(14,860)	$2,119,431	$71,334	$2,190,765
Comprehensive income
Net income	-	-	-	47,447	-	47,447	12,364	59,811
Foreign currency translation gain, net	-	-	-	-	(1,926)	(1,926)	(3)	(1,929)
Pension adjustments, net	-	-	-	-	(11)	(11)	-	(11)
Contributions	-	-	-	-	-	-	1,337	1,337
Distributions	-	-	-	-	-	-	(9,669)	(9,669)
Issuance of equity securities, net of retirements	6	-	(90)	(15)	-	(99)	-	(99)
Repurchases of common stock	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	7,894	-	-	7,894	-	7,894
Balance at September 30, 2023	$146,318	$(844,936)	$2,729,206	$158,945	$(16,797)	$2,172,736	$75,364	$2,248,100

Balance at June 30, 2022	$146,174	$(867,391)	$2,676,063	$(14,565)	$(12,100)	$1,928,181	$36,486	$1,964,667
Comprehensive income
Net income	-	-	-	29,571	-	29,571	14,024	43,595
Foreign currency translation loss, net	-	-	-	-	(7,124)	(7,124)	(10)	(7,134)
Pension adjustments, net	-	-	-	-	(68)	(68)	-	(68)
Contributions	-	-	-	-	-	-	5,472	5,472
Distributions	-	-	-	-	-	-	(3,946)	(3,946)
Issuance of equity securities, net of retirements	9	-	(186)	2	-	(175)	-	(175)
Repurchases of common stock	(95)	-	(3,857)	-	-	(3,952)	-	(3,952)
Stock-based compensation	-	-	6,633	-	-	6,633	-	6,633
Balance at September 30, 2022	$146,088	$(867,391)	$2,678,653	$15,008	$(19,292)	$1,953,066	$52,026	$2,005,092

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2023 and September 30, 2022

(In thousands)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Parsons Equity	Noncontrolling Interests	Total
Balance at December 31, 2022	$146,132	$(844,936)	$2,717,134	$43,089	$(17,849)	$2,043,570	$52,365	$2,095,935
Comprehensive income
Net income	-	-	-	116,241	-	116,241	33,617	149,858
Foreign currency translation gain, net	-	-	-	-	1,046	1,046	-	1,046
Pension adjustments, net	-	-	-	-	6	6	-	6
Contributions	-	-	-	-	-	-	1,537	1,537
Distributions	-	-	-	-	-	-	(12,156)	(12,156)
Issuance of equity securities, net of retirement	371	-	(3,985)	(385)	-	(3,999)	-	(3,999)
Repurchases of common stock	(185)	-	(7,815)	-	-	(8,000)		(8,000)
Stock-based compensation	-	-	23,872	-	-	23,872	-	23,872
Balance at September 30, 2023	$146,318	$(844,936)	$2,729,206	$158,945	$(16,797)	$2,172,736	$75,364	$2,248,100

Balance at December 31, 2021	$146,277	$(867,391)	$2,684,979	$(53,529)	$(9,568)	$1,900,768	$36,344	$1,937,112
Comprehensive income
Net income	-	-	-	68,533	-	68,533	21,685	90,218
Foreign currency translation loss, net	-	-	-	-	(9,631)	(9,631)	(12)	(9,643)
Pension adjustments, net	-	-	-	-	(93)	(93)	-	(93)
Contributions	-	-	-	-	-	-	8,299	8,299
Distributions	-	-	-	-	-	-	(14,290)	(14,290)
Issuance of equity securities, net of retirement	333	-	(2,339)	4	-	(2,002)	-	(2,002)
Repurchases of common stock	(522)	-	(18,978)	-	-	(19,500)	-	(19,500)
Stock-based compensation	-	-	14,991	-	-	14,991	-	14,991
Balance at September 30, 2022	$146,088	$(867,391)	$2,678,653	$15,008	$(19,292)	$1,953,066	$52,026	$2,005,092

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

This Quarterly Report on Form 10-Q includes the accounts of Parsons Corporation and its subsidiaries and affiliates which it controls. Interests in joint ventures that are controlled by the Company, or for which the Company is otherwise deemed to be the primary beneficiary, are consolidated. For joint ventures in which the Company does not have a controlling interest, but exerts a significant influence, the Company applies the equity method of accounting (see “Note 14 – Investments in and Advances to Joint Ventures" for further discussion). Intercompany accounts and transactions are eliminated in consolidation. Certain amounts may not foot due to rounding.

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

During July 2023, the Financial Accounting Standards Board Issued ASU No. 2023-03. ASU No. 2023-03 incorporates, into certain accounting standards, amendments to SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revisions of Regulation S-X: Income or Loss Applicable to Common Stock. These rules are effective immediately.

The significant amendment in this guidance impacting the Company involves share-based payment awards granted when the Company is in possession of material non-public information to which the market is likely to react positively when the information is announced. For each award granted, the Company needs to determine, at the date of the grant, whether positive material non-public information is currently available (or would be available) to the issuer that would be considered by a marketplace participant in estimating the expected volatility. If positive material non-public information is available, the Company should consider the future events in estimating expected volatility. ASU No. 2023-03 had no impact on the Company's consolidated financial statements as of and for the periods ending September 30, 2023.

4.
Acquisitions

Sealing Technologies, Inc.

On August 23, 2023, the Company acquired a 100% ownership interest in Sealing Technologies, Inc (“SealingTech”), a privately-owned company, for $181.7 million in cash and up to an additional $25 million in the event an earn out revenue target is exceeded. The Company borrowed $175 million under the Credit Agreement, as described in “Note 10 – Debt and Credit Facilities”, to fund the acquisition. Headquartered in Maryland, SealingTech expands Parsons’ customer base across the Department of Defense and Intelligence Community, and further enhances the company’s capabilities in defensive cyber operations; integrated mission-solutions powered by artificial intelligence (AI) and machine learning (ML); edge computing and edge access modernization; critical infrastructure protection; and secure data management. In connection with this acquisition, the Company recognized $3.1 million of acquisition-related expenses in “Selling, general and administrative expense” in the consolidated statements of income for the three and nine months ended September 30, 2023, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition.

The Company has agreed to pay the selling shareholders up to an additional $25 million in the event an earn out revenue target of $110 million is exceeded during the fiscal year ended December 31, 2024. The earn out payment due and payable by the Company to the selling shareholders shall be equal to (i) five-tenths (0.5), multiplied by (ii) the difference of (A) the actual earn out revenue minus (B) the earn out revenue target; provided, however, that in no event shall the earn out payment exceed $25 million. In the event that the earn out revenue is less than or equal to the earn out revenue target, the earn out payment shall be zero. The earn out payment, if any, shall be paid by the Company to the selling shareholders within 15 days following the date the earn out statement becomes final and binding on both parties.

The following table summarizes the acquisition date fair value of the purchase consideration transferred (in thousands):

Amount
Cash paid at closing	$181,690
Fair value of contingent consideration to be achieved	3,443
Total purchase price	$185,133

Changes in the fair value of contingent consideration, when they occur, are recorded in the consolidated statements of income within “Selling, general and administrative expense”.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on the preliminary purchase price allocation as of the date of acquisition (in thousands):

Amount
Cash and cash equivalents	$8,133
Accounts receivable	17,889
Contract assets	2,960
Other current assets	1,379
Property and equipment	1,635
Right of use asset	1,288
Deferred tax assets	686
Goodwill	106,241
Intangible assets	59,900
Accounts payable	(15,987)
Accrued expenses and other current liabilities	(2,377)
Contract liabilities	(493)
Short-term lease liabilities	(540)
Deferred tax liabilities	(330)
Long-term lease liabilities	(551)
Net assets acquired	$179,833

Of the total purchase price, the following values were preliminarily assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships	$31,400	8
Backlog	18,500	8
Developed technologies	8,000	5
Other	2,000	1 to 3

Amortization expense of $1.5 million related to these intangible assets was recorded for the three and nine months ended September 30, 2023. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. The entire value of goodwill is deductible for tax purposes.

The amount of revenue generated by SealingTech and included within consolidated revenues is $18.4 million for the three and nine months ended September 30, 2023. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

The Company is still in the process of finalizing its valuation of the net assets acquired.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the SealingTech acquisition had been consummated as of the beginning of fiscal year 2022 (in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Pro forma Revenue	$1,450,376	$1,154,603	$4,030,873	$3,134,609
Pro forma Net Income including noncontrolling interests	66,010	42,820	$161,544	$77,218

IPKeys Power Partners

On April 13, 2023, the Company entered into a merger agreement to acquire a 100% ownership interest in IPKeys Power Partners (“IPKeys”), a privately-owned company, for $43.0 million in cash. The merger brings IPKeys' established customer base, expanding Parsons' presence in two rapidly growing end markets: grid modernization and cyber resiliency for critical infrastructure. Headquartered in Tinton Falls, New Jersey, IPKeys is a trusted provider of enterprise software platform solutions that is actively delivering cyber and operational security to hundreds of electric, water, and gas utilities across North America. The acquisition was entirely funded by cash on-hand. In connection with this acquisition, the Company recognized $0.1 million and $0.6 million of acquisition-related expenses in “Selling, general and administrative expense” in the consolidated statements of income for the three and nine months ended September 30, 2023, respectively, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on the preliminary purchase price allocation as of the date of acquisition (in thousands):

Amount
Cash and cash equivalents	$126
Accounts receivable	3,937
Contract assets	834
Other current assets	422
Property and equipment	86
Right of use asset	129
Other noncurrent assets	56
Goodwill	24,126
Intangible assets	23,000
Accounts payable	(541)
Accrued expenses and other current liabilities	(1,768)
Contract liabilities	(1,936)
Deferred tax liabilities	(5,432)
Net assets acquired	$43,039

Of the total purchase price, the following values were preliminarily assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships (1)	$15,900	16
Developed technologies	7,000	11
Other	$100	1
(1)
The acquired business is a SaaS commercial business. Backlog for this type of business is included as customer relationships.

Amortization expense of $0.5 million and $0.9 million related to these intangible assets was recorded for the three and nine months ended September 30, 2023, respectively. The entire value of goodwill was assigned to the Critical Infrastructure reporting unit and represents synergies expected to be realized from this business combination. $1.0 million of goodwill is deductible for tax purposes.

The amount of revenue generated by IPKeys and included within consolidated revenues is $3.5 million and $6.1 million for the three and nine months ended September 30, 2023, respectively. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

The Company is still in the process of finalizing its valuation of the net assets acquired.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the IPKeys acquisition had been consummated as of the beginning of fiscal year 2022 (in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Pro forma Revenue	$1,418,571	$1,137,381	$3,951,378	$3,101,246
Pro forma Net Income including noncontrolling interests	60,187	42,907	$151,917	$87,427

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on the purchase price allocation as of the date of acquisition (in thousands):

Amount
Cash and cash equivalents	$8,935
Accounts receivable	7,393
Contract assets	24,332
Prepaid expenses and other current assets	3,615
Property and equipment	1,699
Right of use assets, operating leases	7,517
Goodwill	257,934
Investments in and advances to unconsolidated joint ventures	698
Intangible assets	123,500
Other noncurrent assets	9,156
Accounts payable	(6,626)
Accrued expenses and other current liabilities	(31,309)
Contract liabilities	(2,631)
Short-term lease liabilities, operating leases	(2,371)
Long-term lease liabilities, operating leases	(5,146)
Other long-term liabilities	(9,156)
Net assets acquired	$387,540

Of the total purchase price, the following values were assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships	$37,000	15
Backlog	81,000	6
Trade name	4,000	1
Developed technologies	1,000	3
Non-compete agreements	$500	3

Amortization expense of $4.1 million and $14.0 million related to these intangible assets was recorded for the three and nine months ended September 30, 2023, respectively and $4.9 million and $6.6 million for both the three and nine months ended September 30, 2022, respectively. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill in its entirety is deductible for tax purposes.

The amount of revenue generated by Xator and included within consolidated revenues was $70.4 million and $91.2 million for the three and nine months ended September 30, 2022. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the Xator acquisition had been consummated as of the beginning of fiscal year 2021 (in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Pro forma Revenue	$1,418,571	$1,134,370	$3,948,523	$3,199,336
Pro forma Net Income including noncontrolling interests	60,374	43,970	154,275	102,859

5.
Contracts with Customers

Disaggregation of Revenue

The Company’s contracts contain both fixed-price and cost reimbursable components. Contract types are based on the component that represents the majority of the contract. The following table presents revenue disaggregated by contract type (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Fixed-Price	$452,606	$334,853	$1,233,712	$854,835
Time-and-Materials	355,689	302,236	998,037	836,881
Cost-Plus	610,276	497,281	1,716,774	1,400,444
Total	$1,418,571	$1,134,370	$3,948,523	$3,092,160

See “Note 18 – Segments Information” for the Company’s revenues by business lines.

Contract Assets and Contract Liabilities

Contract assets and contract liabilities balances at September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022	$ change	% change
Contract assets	$756,630	$634,033	$122,597	19.3%
Contract liabilities	277,249	213,064	64,185	30.1%
Net contract assets (liabilities) (1)	$479,381	$420,969	$58,412	13.9%

(1)
Total contract retentions included in net contract assets (liabilities) were $73.7 million as of September 30, 2023, of which $34.7 million are not expected to be paid in the next 12 months. Total contract retentions included in net contract assets (liabilities) were $73.5 million as of December 31, 2022. Contract assets at September 30, 2023 and December 31, 2022 include $105.6 million and $95.7 million, respectively, related to net claim recovery estimates. For the three and nine months ended September 30, 2023 and September 30, 2022, there were no material losses recognized related to the collectability of claims, unapproved change orders, and requests for equitable adjustment.

During the three months ended September 30, 2023 and September 30, 2022, the Company recognized revenue of $8.9 million and $10.1 million, respectively, and $116.6 million and $91.8 million during the nine months ended September 30, 2023 and September 30, 2022, respectively, that was included in the corresponding contract liability balances at December 31, 2022 and December 31, 2021, respectively. Certain changes in contract assets and contract liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Acquired contract assets	$2,729	$25,397
Acquired contract liabilities	2,980	2,080

There was no significant impairment of contract assets recognized during the nine months ended September 30, 2023 and September 30, 2022.

Revisions in estimates, such as changes in estimated claims or incentives, related to performance obligations partially satisfied in previous periods that individually had an impact of $5 million or more on revenue resulted in the following changes in revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue impact, net	$-	$-	$4,748	$-

During the nine-month period ended September 30, 2023, there was a change in estimate to direct costs of contracts related to a write-down on a contract in the Critical Infrastructure segment. This change in estimate combined with changes to estimates to revenue resulted in a net decrease of $3.1 million to operating income, $2.3 million to net income and $0.02 to diluted earnings per share for the nine months ended September 30, 2023.

Accounts Receivable, net

Accounts receivable, net consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	2023	2022
Billed	$587,160	$502,411
Unbilled	323,592	218,945
Total accounts receivable, gross	910,752	721,356
Allowance for doubtful accounts	(4,011)	(4,011)
Total accounts receivable, net	$906,741	$717,345

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

Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations (“RUPO”) as of September 30, 2023 represent a measure of the total dollar value of work to be performed on contracts awarded and in-progress. The Company had $6.2 billion in RUPO as of September 30, 2023.

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

The Company expects to satisfy its RUPO as of September 30, 2023 over the following periods (in thousands):

Period RUPO Will Be Satisfied	Within One Year	Within One to Two Years	Thereafter
Federal Solutions	$1,620,465	$335,848	$240,563
Critical Infrastructure	1,893,315	1,076,331	1,011,917
Total	$3,513,780	$1,412,179	$1,252,480

6.
Leases

The Company has operating and finance leases for corporate and project office spaces, vehicles, heavy machinery and office equipment. Our leases have remaining lease terms of one to nine years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases after the third year.

The components of lease costs for the three and nine months ended September 30, 2023 and September 30, 2022 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating lease cost	$16,885	$16,299	$50,639	$49,049
Short-term lease cost	2,823	3,858	9,882	10,948
Amortization of right-of-use assets	718	571	1,904	1,721
Interest on lease liabilities	73	24	171	67
Sublease income	(1,186)	(1,318)	(3,549)	(3,321)
Total lease cost	$19,313	$19,434	$59,047	$58,464

Supplemental cash flow information related to leases for the nine months ended September 30, 2023 and September 30, 2022 is as follows (in thousands):

	Nine Months Ended
	September 30, 2023	September 30, 2022
Operating cash flows for operating leases	$53,040	$51,988
Operating cash flows for finance leases	171	67
Financing cash flows from finance leases	1,865	1,580
Right-of-use assets obtained in exchange for new operating lease liabilities	48,430	15,709
Right-of-use assets obtained in exchange for new finance lease liabilities	$4,470	$1,156

Supplemental balance sheet and other information related to leases as of September 30, 2023 and December 31, 2022 are as follows (in thousands):

	September 30, 2023	December 31, 2022
Operating Leases:
Right-of-use assets	$158,400	$155,090
Lease liabilities:
Current	56,930	59,144
Long-term	119,281	111,417
Total operating lease liabilities	$176,211	$170,561
Finance Leases:
Other noncurrent assets	$6,559	$3,965
Accrued expenses and other current liabilities	$2,358	$1,746
Other long-term liabilities	$4,198	$2,246

Weighted Average Remaining Lease Term:
Operating leases	4.0 years	3.6 years
Finance leases	3.0 years	2.6 years
Weighted Average Discount Rate:
Operating leases	4.0%	3.4%
Finance leases	4.2%	2.8%

As of September 30, 2023, the Company has no operating leases that have not yet commenced.

A maturity analysis of the future undiscounted cash flows associated with the Company’s operating and finance lease liabilities as of September 30, 2023 is as follows (in thousands):

	Operating Leases	Finance Leases
2023 (remaining)	$17,404	$673
2024	58,599	2,518
2025	45,042	2,056
2026	28,876	1,418
2027	16,536	314
Thereafter	24,290	4
Total lease payments	190,747	6,983
Less: imputed interest	(14,536)	(427)
Total present value of lease liabilities	$176,211	$6,556

7.
Goodwill

The following table summarizes the changes in the carrying value of goodwill by reporting segment from December 31, 2022 to September 30, 2023 (in thousands):

	December 31, 2022	Acquisitions	Foreign Exchange	September 30, 2023
Federal Solutions	$1,591,563	$110,984	$-	$1,702,547
Critical Infrastructure	70,287	24,126	370	94,783
Total	$1,661,850	$135,110	$370	$1,797,330

The Company performed a qualitative triggering analysis and determined there was no triggering event indicating a potential impairment to the carrying value of its goodwill at September 30, 2023 and concluded there has not been an impairment.

8.
Intangible Assets

The gross amount and accumulated amortization of intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets are as follows (in thousands except for years):

	September 30, 2023			December 31, 2022			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (in years)
Backlog	$160,700	$(71,713)	$88,987	$142,200	$(45,903)	$96,297	4.3
Customer relationships	345,620	(174,196)	171,424	293,730	(146,032)	147,698	9.0
Leases	120	(101)	19	120	(87)	33	1.0
Developed technology	31,600	(14,145)	17,455	16,600	(11,560)	5,040	5.5
Trade name	1,200	(267)	933	5,000	(3,083)	1,917	1.1
Non-compete agreements	2,150	(1,587)	563	3,350	(2,074)	1,276	3.3
In process research and development	1,800	-	1,800	1,800	-	1,800	n/a
Other intangibles	1,175	(258)	917	275	(209)	66	3.5
Total intangible assets	$544,365	$(262,267)	$282,098	$463,075	$(208,948)	$254,127

The aggregate amortization expense of intangible assets for the three months ended September 30, 2023 and September 30, 2022 was $18.8 million and $19.1 million, respectively, and $54.9 million and $58.9 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.

Estimated amortization expense for the remainder of the current fiscal year, each of the next four years and beyond is as follows (in thousands):

September 30, 2023
2023	$18,505
2024	45,773
2025	39,599
2026	35,880
2027	34,766
Thereafter	105,775
Total	$280,298

9.
Property and Equipment, Net

Property and equipment consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022	Useful life (years)
Buildings and leasehold improvements	$105,192	$103,071	1-15
Furniture and equipment	88,856	85,088	3-10
Computer systems and equipment	174,215	152,511	3-10
Construction equipment	6,389	5,271	5-7
Construction in progress	15,331	21,952
	389,983	367,893
Accumulated depreciation	(290,639)	(271,843)
Property and equipment, net	$99,344	$96,050

Depreciation expense for the three months ended September 30, 2023 and September 30, 2022 was $10.2 million and $9.7 million, respectively, and $29.1 million and $29.3 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.

10.
Debt and Credit Facilities

Debt consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Long-Term Debt:
Delayed draw term loan	$350,000	$350,000
Convertible senior notes	400,000	400,000
Revolving credit facility	75,000	-
Debt issuance costs	(4,634)	(6,395)
Total	$820,366	$743,605

Delayed Draw Term Loan

In September 2022, the Company entered into a $350 million unsecured Delayed Draw Term Loan with an increase option of up to $150 million (the “2022 Delayed Draw Term Loan”). Proceeds of the 2022 Delayed Draw Term Loan Agreement may be used (a) to pay off in full, or partially payoff, the Company’s existing Senior Notes, (b) to prepay revolving loans outstanding under the Revolving Credit Agreement (as defined below), or (c) for working capital, capital expenditures and other lawful corporate purposes. The Company drew $350.0 million from the 2022 Delayed Draw Term Loan in November 2022. The Company incurred $0.9 million of debt issuance costs in connection with the delayed draw term loan as of December 31, 2022. These costs are presented as a direct deduction from long-term debt on the face of the balance sheet. Interest expense related to the 2022 Delayed Draw Term Loan was $5.9 million and $16.6 million for the three and nine months ended September 30, 2023, respectively There were no amounts outstanding under the 2022 Delayed Draw Term Loan as of September 30, 2022. The amortization of debt issuance costs and interest expense is recorded in “Interest expense” on the consolidated statements of income. As of September 30, 2023 and December 31, 2022, there was $350.0 million outstanding under the 2022 Delayed Draw Term Loan. The interest rates on September 30, 2023 and December 31, 2022 were 6.6% and 5.6%, respectively.

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

The Company recognized interest expense of approximately $0.7 million for both the three months ended September 30, 2023 and September 30, 2022 and $2.3 million and $2.2 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. As of September 30, 2023 and December 31, 2022, the carrying value of the Notes was $400.0 million.

Revolving Credit Facility

In June 2021, the Company entered into a $650 million unsecured revolving credit facility (the “Credit Agreement”). The Company incurred $1.9 million of costs in connection with this Credit Agreement. The 2021 Credit Agreement replaced an existing Fifth Amended and Restated Credit Agreement dated as of November 15, 2017. Under the new agreement, the Company’s revolving credit facility was increased from $550 million to $650 million. The credit facility has a five-year maturity, which may be extended up to two times for periods determined by the Company and the applicable extending lenders, and permits the Company to borrow in U.S. dollars, certain specified foreign currencies, and each other currency that may be approved in accordance with the 2021 Facility. The borrowings under the Credit Agreement bear interest at either the Term SOFR rate plus a margin between 1.0% and 1.625% or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%. The rates on September 30, 2023 and December 31, 2022 were 6.7% and 5.7%, respectively. Borrowings under this Credit Agreement are guaranteed by certain Company operating subsidiaries. Letters of credit commitments outstanding under this agreement aggregated to $43.9 million and $44.5 million at March 31, 2023 and December 31, 2022, respectively, which reduced borrowing limits available to the Company. Interest expense related to the Credit Agreement was $1.5 million and $2.5 million for the three months ended September 30, 2023 and September 30, 2022, respectively and $2.0 million and $3.4 million for the nine months ended

September 30, 2023 and September 30, 2022, respectively. There was $75 million outstanding under the Credit Agreement at September 30, 2023.

The Credit Agreement includes various covenants, including restrictions on indebtedness, liens, acquisitions, investments or dispositions, payment of dividends and maintenance of certain financial ratios and conditions. The Company was in compliance with these covenants at September 30, 2023 and December 31, 2022.

Letters of Credit

The Company also has in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated approximately $311.8 million and $222.5 million at September 30, 2023 and December 31, 2022, respectively.

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

11.
Income Taxes

The Company’s effective tax rate was 20.3% and 24.0% and income tax expense was $15.2 million and $13.8 million for the three months ended September 30, 2023 and September 30, 2022, respectively. The change in the effective tax rate was due primarily to tax benefits related to increases in the foreign-derived intangible income (FDII) deduction and a change in jurisdictional mix of earnings, partially offset by an increase in foreign withholding taxes. The Company’s effective tax rate was 21.9% and 23.5% and income tax expense was $41.9 million and $27.6 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. The most significant items contributing to the change in the effective tax rate are the tax benefits related to increases in the FDII deduction and change in jurisdictional mix of earnings, partially offset by an increase in foreign withholding taxes. The difference between the effective tax rate and the statutory U.S. Federal income tax rate of 21% for the three and nine months ended September

30, 2023 primarily relates to state income taxes and foreign withholding taxes, partially offset by benefits related to untaxed income attributable to noncontrolling interests, earnings in lower tax jurisdictions, the FDII deduction, and the federal research tax credit.

As of September 30, 2023, the Company’s deferred tax assets were subject to a valuation allowance of $25.7 million primarily related to foreign net operating loss carryforwards, foreign tax credit carryforwards, and capital losses that the Company has determined are not more-likely-than-not to be realized. The factors used to assess the likelihood of realization include: the past performance of the entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.

As of September 30, 2023 and December 31, 2022, the liability for income taxes associated with uncertain tax positions was $25.1 million and $22.8 million, respectively. It is reasonably possible that the Company may realize a decrease in our unrecognized tax benefits of approximately $1.4 million during the next 12 months as a result of concluding various tax audits and closing tax years.

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

On July 21, 2023, the IRS issued Notice 2023-55 which provides guidance to taxpayers in determining whether a foreign tax is eligible for a U.S. foreign tax credit for tax years 2022 and 2023, specifically delaying until 2024 the application of unfavorable foreign tax credit regulations that were originally issued late last year. The Company does not expect this Notice to have a material impact to its income tax positions.

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

In September 2015, a former Parsons employee filed an action in the United States District Court for the Northern District of Alabama against us as a qui tam relator on behalf of the United States (the “Relator”) alleging violation of the False Claims Act. The plaintiff alleges that, as a result of these actions, the United States paid in excess of $1 million per month between February and September 2006 that it should have paid to another contractor, plus $2.9 million to acquire vehicles for the contractor defendant to perform its security services. The lawsuit sought (i) that we cease and desist from violating the False Claims Act, (ii) monetary damages equal to three times the amount of damages that the United States has sustained because of our alleged violations, plus a civil penalty of not less than $5,500 and not more than $11,000 for each alleged violation of the False Claims Act, (iii) monetary damages equal to the maximum amount allowed pursuant to §3730(d) of the False Claims Act, and (iv) Relator’s costs for this action, including recovery of attorneys’ fees and costs incurred in the lawsuit. The United States government did not intervene in this matter as it is allowed to do so under the statute. Dispositive and/or pre-trail motions have been filed. A hearing date was held during the third quarter of 2023 on such motions; however, the court has not issued a ruling. Depending upon the court’s rulings upon such motions, a trial may be scheduled in 2023 or 2024.

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

13.
Retirement Benefit Plan

The Company’s principal retirement benefit plan is the Parsons Employee Stock Ownership Plan (“ESOP”), a stock bonus plan, established in 1975 to cover eligible employees of the Company and certain affiliated companies. Contributions of treasury stock to the ESOP are made annually in amounts determined by the Company’s board of directors and are held in trust for the sole benefit of the participants. Shares allocated to a participant’s account are fully vested after three years of credited service, or in the event(s) of reaching age 65, death or disability while an active employee of the Company. As of September 30, 2023 and December 31, 2022, total shares of the Company’s common stock outstanding were 104,888,473 and 104,702,996, respectively, of which 59,752,326 and 63,742,151, respectively, were held by the ESOP.

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

Total ESOP contribution expense was $14.9 million and $15.4 million for the three months ended September 30, 2023 and September 30, 2022, respectively and $44.1 million and $42.0 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. The expense is recorded in “Direct costs of contracts” and “Selling, general and administrative expense” in the consolidated statements of income. The fiscal 2023 ESOP contribution has not yet been made. The amount is currently included in accrued liabilities.

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

Letters of credit outstanding described in “Note 10 – Debt and Credit Facilities” that relate to project ventures are $149.9 million and $106.8 million at September 30, 2023 and December 31, 2022.

In the table below, aggregated financial information relating to the Company’s joint ventures is provided because their nature, risk and reward characteristics are similar. None of the Company’s current joint ventures that meet the characteristics of a VIE are individually significant to the consolidated financial statements.

Consolidated Joint Ventures

The following represents financial information for consolidated joint ventures included in the consolidated financial statements (in thousands):

	September 30, 2023	December 31, 2022
Current assets	$418,854	$289,837
Noncurrent assets	11,637	9,961
Total assets	430,491	299,798
Current liabilities	278,168	194,701
Noncurrent liabilities	3,504	3,763
Total liabilities	281,672	198,464
Total joint venture equity	$148,819	$101,334

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue	$185,602	$130,344	$514,339	$333,967
Costs	160,423	101,882	445,829	289,485
Net income	$25,179	$28,462	$68,510	$44,482
Net income attributable to noncontrolling interests	$12,364	$14,024	$33,617	$21,685

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

The following represents the financial information of the Company’s unconsolidated joint ventures as presented in their unaudited financial statements (in thousands):

	September 30, 2023	December 31, 2022
Current assets	$1,513,825	$1,610,246
Noncurrent assets	481,708	491,658
Total assets	1,995,533	2,101,904
Current liabilities	960,276	1,255,297
Noncurrent liabilities	503,705	468,056
Total liabilities	1,463,981	1,723,353
Total joint venture equity	$531,552	$378,551
Investments in and advances to unconsolidated joint ventures	$164,858	$107,425

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue	$634,937	$782,880	$1,514,561	$1,762,420
Costs	581,041	774,030	1,474,991	1,711,555
Net income	$53,896	$8,850	$39,570	$50,865
Equity in (losses) earnings of unconsolidated joint ventures	$10,262	$(974)	$4,497	$10,237

The Company had net contributions to its unconsolidated joint ventures for the three and nine months ended September 30, 2023 of $36.1 million and $50.8 million, respectively and received net distributions from its unconsolidated joint ventures for the three and nine months ended September 30, 2022 of $13.2 million and $21.4 million, respectively.

For the three ended September 30, 2023, the Company recorded adjustments to equity in earnings of unconsolidated joint ventures of $5.1 million and for the nine months ended September 30, 2023 the Company recorded adjustments to equity in losses of unconsolidated joint ventures of $12.4 million on two unconsolidated joint ventures in the Critical Infrastructure segment, one from lower margin change orders in the first quarter offset in the current quarter by higher margin change orders and the other from write-offs in each of the three quarters ended September 30, 2023. For the three months ended September 30, 2023, these adjustments increased operating income by $5.1 million, net income by $3.8 million and diluted earnings per share of $0.03 and for the nine months ended September 30, 2023 decreased operating income by $12.4 million, net income by $9.2 million and diluted earnings per share by $0.08.

15.
Related Party Transactions

The Company often provides services to unconsolidated joint ventures and revenues include amounts related to recovering costs for these services. Revenues related to services the Company provided to unconsolidated joint ventures for the three months ended September 30, 2023 and September 30, 2022 were $57.3 million and $60.3 million, respectively and $164.8 million and $160.5 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.

For the three months ended September 30, 2023 and September 30, 2022, the Company incurred $38.8 million and $42.1 million, respectively, and for the nine months ended September 30, 2023 and September 30, 2022 incurred $118.5 million and $113.8 million, respectively, of reimbursable costs.

Amounts included in the consolidated balance sheets related to services the Company provided to unconsolidated joint ventures are as follows (in thousands):

	September 30, 2023	December 31, 2022
Accounts receivable	$41,043	$40,795
Contract assets	40,032	30,578
Contract liabilities	14,161	14,318

Amounts presented above for prior and comparable periods have been updated to reflect all unconsolidated joint ventures.

16.
Fair Value Measurements

The authoritative guidance on fair value measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). At September 30, 2023 and December 31, 2022, the Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable, debt, and other liabilities. The fair values of these financial instruments approximate their carrying values due to their short-term maturities.

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

The Company's contingent consideration is categorized as Level 3 within the fair value hierarchy. Contingent consideration is recorded within other long-term liabilities in the Company's consolidated balance sheet as of September 30, 2023. Contingent consideration has been recorded at its fair values using the option pricing method prescribed in the earnout valuation guide published by The Appraisal Foundation. We considered three major risks associated with earnout, i.e. risk in the underlying metric, risk in the earnout structure, and counterparty credit risk. Our valuation model was based on the Black Scholes option pricing formula and major assumptions including SealingTech's fiscal year 2024 projected revenue, the revenue discount rate, the revenue volatility, and the Company's credit adjusted discount rate.

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

17.
Earnings Per Share

The following tables reconcile the denominator and numerator used to compute basic earnings per share (“EPS”) to the denominator and numerator used to compute diluted EPS for the three and nine months ended September 30, 2023 and September 30, 2022. Basic EPS is computed using the weighted average number of shares outstanding during the period and income available to shareholders. Diluted EPS is computed similar to basic EPS, except the income available to shareholders is adjusted to add back interest expense, after tax, related to the Convertible Senior Note, and the weighted average number of shares outstanding is adjusted to reflect the dilutive effects of stock-based awards and shares underlying the Convertible Senior Note.

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

Dilutive potential common shares include, when circumstances require, shares the Company could be obligated to issue from its Convertible Senior Notes and warrants (see Note 10 for further discussion) and stock-based awards. Shares to be provided to the Company from its bond hedge purchased concurrently with the issuance of Convertible Senior Notes are anti-dilutive and are not included in its diluted shares. Anti-dilutive stock-based awards excluded from the calculation of earnings per share for the three months ended September 30, 2023 and September 30, 2022 were 2,911 and 2,449, respectively and for the nine months ended September 30, 2023 and September 30, 2022 were 3,284 and 11,564, respectively.

The weighted average number of shares used to compute basic and diluted EPS were:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Basic weighted average number of shares outstanding	104,970,645	103,608,135	104,894,448	103,684,048
Stock-based awards	1,177,894	918,090	1,020,082	746,702
Convertible senior notes	8,916,530	8,916,530	8,916,530	8,916,530
Diluted weighted average number of shares outstanding	115,065,069	113,442,755	114,831,060	113,347,280

The net income available to shareholders to compute basic and diluted EPS were (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income attributable to Parsons Corporation	$47,447	$29,571	116,241	68,533
Convertible senior notes if-converted method interest adjustment	559	545	1,665	1,627
Diluted net income attributable to Parsons Corporation	$48,006	$30,116	117,906	70,160

Share Repurchases

In August 2021, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to $100.0 million of shares of Common stock. Repurchases under this stock repurchase program commenced on August 12, 2021. Any and all shares of Common Stock purchased by the Company pursuant to the program shall be retired upon their acquisition and shall not become treasury shares but instead shall resume the status of authorized but unissued shares of Common Stock. The timing, amount and manner of share repurchases may depend upon market conditions and economic circumstances, availability of investment opportunities, the availability and costs of financing, the market price of the Company's common stock, other uses of capital and other factors.

There were no share repurchases during the three months ended September 30, 2023

The table below presents information on this repurchase program:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Total shares repurchased	-	95,413	185,475	522,501
Total shares retired	-	95,413	185,475	522,501
Average price paid per share	$-	$41.42	$43.13	$37.32

As of September 30, 2023, the Company has $48.3 million remaining under the stock repurchase program.

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

The following table summarizes business segment revenue for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Federal Solutions revenue	$780,114	$620,416	$2,177,457	$1,649,601
Critical Infrastructure revenue	638,457	513,954	1,771,066	1,442,559
Total revenue	$1,418,571	$1,134,370	$3,948,523	$3,092,160

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

	Three Months Ended		Nine Months Ended
Adjusted EBITDA attributable to Parsons Corporation	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Federal Solutions	$65,039	$61,004	$206,827	$151,287
Critical Infrastructure	50,188	27,545	95,481	81,020
Adjusted EBITDA attributable to Parsons Corporation	115,227	88,549	302,308	232,307
Adjusted EBITDA attributable to noncontrolling interests	12,606	14,138	34,222	22,042
Depreciation and amortization	(30,154)	(29,578)	(87,202)	(90,668)
Interest expense, net	(8,120)	(5,941)	(20,778)	(14,168)
Income tax expense	(15,218)	(13,792)	(41,944)	(27,643)
Equity-based compensation expense	(9,075)	(7,125)	(25,092)	(15,814)
Transaction-related costs (a)	(5,493)	(2,563)	(9,028)	(14,486)
Restructuring expense (b)	-	-	(546)	(213)
Other (c)	38	(93)	(2,082)	(1,139)
Net income including noncontrolling interests	59,811	43,595	149,858	90,218
Net income attributable to noncontrolling interests	12,364	14,024	33,617	21,685
Net income attributable to Parsons Corporation	$47,447	$29,571	$116,241	$68,533

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

Asset information by segment is not a key measure of performance used by the CODM.

The following tables present revenues and property and equipment, net by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue
North America	$1,166,547	$944,942	$3,251,552	$2,571,741
Middle East	247,689	184,680	684,340	504,078
Rest of World	4,335	4,748	12,631	16,341
Total Revenue	$1,418,571	$1,134,370	$3,948,523	$3,092,160

The geographic location of revenue is determined by the location of the customer (in thousands):

	September 30, 2023	December 31, 2022
Property and Equipment, Net
North America	$92,279	$91,217
Middle East	7,065	4,833
Total Property and Equipment, Net	$99,344	$96,050

North America includes revenue in the United States for the three months ended September 30, 2023 and September 30, 2022 of $1.1 billion and $0.9 billion, respectively and for the nine months ended September 30, 2023 and September 30, 2022 of $3.0 billion and $2.3 billion, respectively. North America property and equipment, net includes $85.2 million and $84.4 million of property and equipment, net in the United States at September 30, 2023 and December 31, 2022, respectively.

The following table presents revenues by business units (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue
Defense and Intelligence	$398,632	$351,419	$1,144,320	$1,037,244
Engineered Systems	381,482	268,997	1,033,137	612,357
Federal Solutions revenues	780,114	620,416	2,177,457	1,649,601
Mobility Solutions	430,011	329,666	1,209,554	924,834
Connected Communities	208,446	184,288	561,512	517,725
Critical Infrastructure revenues	638,457	513,954	1,771,066	1,442,559
Total Revenue	$1,418,571	$1,134,370	$3,948,523	$3,092,160

19.
Subsequent Events

On October 31, 2023, the Company entered into a Membership Interest Purchase Agreement to acquire a 100% ownership interest in I.S. Engineers, LLC, a privately-owned company, for $11.5 million, subject to certain adjustments. Headquartered in Texas, I.S. Engineers, LLC provides full service consulting specializing in transportation engineering, including roads and highways, and program management. At the timing of the filing of this Form 10-Q, the Company has just started the process of obtaining the relevant data to make the required acquisition related disclosures. This acquisition is not material to the Company's consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to help investors understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion together with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q and in conjunction with the Company’s Form 10-K for the year ended December 31, 2022. Certain amounts may not foot due to rounding.

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

# PARSONS CORPORATION

Delivering innovative solutions that make the world safer, healthier, and more connected.

## SEGMENTS

### Critical Infrastructure

Lead smart, sustainable infrastructure deployment

### Federal Solutions

Deliver information dominance across all domains

## FINANCIAL SNAPSHOT

**$5.1B**

Total Revenue
Trailing 12-Months (Q3 2023)

Federal Solutions
54%
Critical Infrastructure
46%

**$5.9B**

Contract Awards
Trailing 12-Months (Q3 2023)

Federal Solutions
52%
Critical Infrastructure
48%

## KEY FACTS AND FIGURES

**79**
Years Of History

**~ 18K**
Employees

**$307M**
Cash Flow From Operations
Trailing 12-Months (Q3 2023)

**1.2X**
Book-To-Bill Ratio
Trailing 12-Months (Q3 2023)

**$8.8B**
Backlog As Of
9/30/2023

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

Key Metrics

We manage and assess the performance of our business by evaluating a variety of metrics. The following table sets forth selected key metrics (in thousands, except Book-to-Bill):

	September 30, 2023	September 30, 2022
Awards (year to date)	$4,748,320	$3,167,023
Backlog (1)	$8,815,561	$8,228,989
Book-to-Bill (year to date)	1.2	1.0

(1)
Difference between our backlog of $8.8 billion and our remaining unsatisfied performance obligations, or RUPO, of $6.2 billion, each as of September 30, 2023, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

Awards

Awards generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Contract awards include both new and re-compete contracts and task orders. Given that new contract awards generate growth, we closely track our new awards each year.

The following table summarizes the year to-date value of new awards for the periods presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Federal Solutions	$764,531	$685,599	$2,642,302	$1,535,041
Critical Infrastructure	670,398	572,657	2,106,018	1,631,982
Total Awards	$1,434,929	$1,258,256	$4,748,320	$3,167,023

The change in new awards from year to year is generally due to ordinary course fluctuations in our business. The volume of contract awards can fluctuate in any given period due to win rate and the timing and size of the awards issued by our customers. The increase in awards for the three months ended September 30, 2023 when compared to the corresponding period last year was primarily driven by significant awards in both our Federal Solutions and Critical Infrastructure segments.

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

The following table summarizes the value of our backlog at the respective dates presented below (in thousands):

	September 30, 2023	September 30, 2022
Federal Solutions:
Funded	$1,625,475	$1,448,615
Unfunded	3,565,223	3,656,421
Total Federal Solutions	5,190,698	5,105,036
Critical Infrastructure:
Funded	3,554,754	3,066,325
Unfunded	70,109	57,628
Total Critical Infrastructure	3,624,863	3,123,953
Total Backlog (1)	$8,815,561	$8,228,989

(1)
Difference between our backlog of $8.8 billion and our RUPO of $6.2 billion, each as of September 30, 2023, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

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

We expect to recognize $3.5 billion of our funded backlog at September 30, 2023 as revenues in the following twelve months. However, our U.S. federal government customers may cancel their contracts with us at any time through a termination for convenience or may elect to not exercise option periods under such contracts. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed. See “Risk Factors—Risk Relating to Our Business—We may not realize the full value of our backlog, which may result in lower than expected revenue” in the Company’s Form 10-K for the year ended December 31, 2022.

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

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Federal Solutions	1.0	1.1	1.2	0.9
Critical Infrastructure	1.1	1.1	1.2	1.1
Overall	1.0	1.1	1.2	1.0

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

Acquired Operations

Sealing Technologies, Inc.

On August 23, 2023, the Company acquired a 100% ownership interest in Sealing Technologies, Inc (“SealingTech”), a privately-owned company, for $181.7 million and up to an additional $25 million in the event an earn out revenue target is exceeded. Headquartered in Maryland, SealingTech expands Parsons’ customer base across the Department of Defense and Intelligence Community, and further enhances the company’s capabilities in defensive cyber operations; integrated mission-solutions powered by artificial intelligence (AI) and machine learning (ML); edge computing and edge access modernization; critical infrastructure protection; and secure data management. The financial results of SealingTech have been included in our consolidated results of operations from August 23, 2023 onward.

IPKeys Power Partners

On April 13, 2023, the Company entered into a merger agreement to acquire a 100% ownership interest in IPKeys Power Partners (“IPKeys”), a privately-owned company, for $43.0 million. The merger brings IPKeys' established customer base, expanding Parsons' presence in two rapidly growing end markets: grid modernization and cyber resiliency for critical infrastructure. Headquartered in Tinton Falls, New Jersey, IPKeys is a trusted provider of enterprise software platform solutions that is actively delivering cyber and operational security to hundreds of electric, water, and gas utilities across North America. The financial results of IPKeys have been included in our consolidated results of operations from April 13, 2023 onward.

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

The table below presents the percentage of total revenue for each type of contract.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Fixed-price	31.9%	29.5%	31.2%	27.6%
Time-and-materials	25.1%	26.6%	25.3%	27.1%
Cost-plus	43.0%	43.8%	43.5%	45.3%

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

Joint Ventures

We conduct a portion of our business through joint ventures or similar partnership arrangements. For the joint ventures we control, we consolidate all the revenues and expenses in our consolidated statements of income (including revenues and expenses attributable to noncontrolling interests). For the joint ventures we do not control, we recognize equity in (losses) earnings of unconsolidated joint ventures. Our revenues included amounts related to services we provided to our unconsolidated joint ventures for the three months ended September 30, 2023 and September 30, 2022 of $57.3 million and $60.3 million, respectively, and $164.8 million and $160.5 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.

Operating costs and expenses

Operating costs and expenses primarily include direct costs of contracts and selling, general and administrative expenses. Costs associated with compensation-related expenses for our people and facilities, which includes ESOP contribution expenses, are the most significant component of our operating expenses. Total ESOP contribution expense for the three months ended September 30, 2023 and September 30, 2022 was $14.9 million and $15.4 million, respectively, and for the nine months ended September 30, 2023 and September 30, 2022 was $44.1 million and $42.0 million, respectively and is recorded in “Direct cost of contracts” and “Selling, general and administrative expenses.”

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

Adjusted EBITDA

The following table sets forth Adjusted EBITDA, Net Income Margin, and Adjusted EBITDA Margin for the three and nine months ended September 30, 2023 and September 30, 2022.

	Three Months Ended		Nine Months Ended
(U.S. dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Adjusted EBITDA (1)	$127,833	$102,687	$336,530	$254,349
Net Income Margin (2)	4.2%	3.8%	3.8%	2.9%
Adjusted EBITDA Margin (3)	9.0%	9.1%	8.5%	8.2%

(1)
A reconciliation of net income attributable to Parsons Corporation to Adjusted EBITDA is set forth below (in thousands).
(2)
Net Income Margin is calculated as net income including noncontrolling interest divided by revenue in the applicable period
(3)
Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by revenue in the applicable period.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income attributable to Parsons Corporation	$47,447	$29,571	$116,241	$68,533
Interest expense, net	8,120	5,941	20,778	14,168
Income tax expense	15,218	13,792	41,944	27,643
Depreciation and amortization	30,154	29,578	87,202	90,668
Net income attributable to noncontrolling interests	12,364	14,024	33,617	21,685
Equity-based compensation	9,075	7,125	25,092	15,814
Transaction-related costs (a)	5,493	2,563	9,028	14,486
Restructuring (b)	-	-	546	213
Other (c)	(38)	93	2,082	1,139
Adjusted EBITDA	$127,833	$102,687	$336,530	$254,349

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests. Please see Segment Results below for a discussion of the factors impacting Adjusted EBITDA (in thousands):

	Three Months Ended		Variance
	September 30, 2023	September 30, 2022	Dollar	Percent
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$65,039	$61,004	$4,035	6.6%
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	50,188	27,545	22,643	82.2%
Adjusted EBITDA attributable to noncontrolling interests	12,606	14,138	(1,532)	-10.8%
Total Adjusted EBITDA	$127,833	$102,687	$25,146	24.5%

	Nine Months Ended		Variance
	September 30, 2023	September 30, 2022	Dollar	Percent
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$206,827	$151,287	$55,540	36.7%
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	95,481	81,020	14,461	17.8%
Adjusted EBITDA attributable to noncontrolling interests	34,222	22,042	12,180	55.3%
Total Adjusted EBITDA	$336,530	$254,349	$82,181	32.3%

The following table sets forth our results of operations for the three and nine months ended September 30, 2023 and September 30, 2022 as a percentage of revenue.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues	100%	100%	100%	100%
Direct costs of contracts	79.3%	76.9%	78.8%	77.2%
Equity in (losses) earnings of unconsolidated joint ventures	0.7%	-0.1%	0.1%	0.3%
Selling, general and administrative expenses	15.6%	17.4%	16.0%	18.8%
Operating income	5.9%	5.6%	5.3%	4.3%
Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	-0.6%	-0.6%	-0.6%	-0.5%
Other income, net	0.0%	-0.1%	0.0%	0.0%
Total other income (expense)	-0.6%	-0.6%	-0.5%	-0.5%
Income before income tax expense	5.3%	5.1%	4.9%	3.8%
Income tax benefit (provision)	-1.1%	-1.2%	-1.1%	-0.9%
Net income including noncontrolling interests	4.2%	3.8%	3.8%	2.9%
Net income attributable to noncontrolling interests	-0.9%	-1.2%	-0.9%	-0.7%
Net income attributable to Parsons Corporation	3.3%	2.6%	2.9%	2.2%

Revenue

	Three Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2023	September 30, 2022	Dollar	Percent
Revenue	$1,418,571	$1,134,370	$284,201	25.1%

The increase in revenue for the three months ended September 30, 2023 when compared to the corresponding period last year, was due to increases in revenue in both our Federal Solutions and Critical Infrastructure segments of $159.7 million and $124.5 million, respectively.

	Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2023	September 30, 2022	Dollar	Percent
Revenue	$3,948,523	$3,092,160	$856,363	27.7%

The increase in revenue for the nine months ended September 30, 2023 when compared to the corresponding period last year, was due to increases in revenue in both our Federal Solutions and Critical Infrastructure segments of $527.9 million and $328.5 million, respectively.

See “Segment Results” below for a further discussion of the changes in the Company's revenue.

Direct costs of contracts

	Three Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2023	September 30, 2022	Dollar	Percent
Direct costs of contracts	$1,124,305	$872,423	$251,882	28.9%

The increase in direct cost of contracts for the three months ended September 30, 2023 when compared to the corresponding period last year, was primarily due to an increase of $146.7 million in our Federal Solutions segment and $105.2 million in our Critical Infrastructure segment. The increases were primarily due to an an increase in organic business volume in both segments and an increase from business acquisitions in the Federal Solutions segment of $16.2 million.

	Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2023	September 30, 2022	Dollar	Percent
Direct costs of contracts	$3,109,713	$2,388,095	$721,618	30.2%

The increase in direct cost of contracts for the nine months ended September 30, 2023 when compared to the corresponding period last year, was primarily due to an increase of $446.4 million in our Federal Solutions segment and $275.2 million in our Critical Infrastructure segment. The increases were primarily due to an increase in organic business volume in both segments and an increase from business acquisitions of $208.7 million in the Federal Solutions segment.

Equity in (losses) earnings of unconsolidated joint ventures

	Three Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2023	September 30, 2022	Dollar	Percent
Equity in earnings (losses) of unconsolidated joint ventures	$10,262	$(974)	$11,236	-1153.6%

The increase in equity in earnings of unconsolidated joint ventures for the three months ended September 30, 2023 compared to the corresponding period last year, was primarily due to earnings on higher margin change orders.

	Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2023	September 30, 2022	Dollar	Percent
Equity in earnings of unconsolidated joint ventures	$4,497	$10,237	$(5,740)	-56.1%

The decrease in equity in earnings of unconsolidated joint ventures for the nine months ended September 30, 2023 compared to the corresponding period last year, was primarily due to $15.8 million in write-downs on a joint venture during the nine months ended September 30, 2023 offset in part by the higher margin change orders discussed above.

Selling, general and administrative expenses

	Three Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2023	September 30, 2022	Dollar	Percent
Selling, general and administrative expenses	$221,188	$196,960	$24,228	12.3%

The increase in SG&A of $24.2 million for the three months ended September 30, 2023 when compared to the corresponding period last year was primarily due to an increase of $9.2 million related to employee incentive programs, a $4.6 million increase from business acquisitions, a $2.9 million increase in transaction related costs, and a $2.1 million increase related to business development and sales activities.

	Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2023	September 30, 2022	Dollar	Percent
Selling, general and administrative expenses	$632,393	$581,969	$50,424	8.7%

The increase in SG&A of $50.4 million for the nine months ended September 30, 2023 when compared to the corresponding period last year was primarily due to an increase of $19.9 million related to employee incentive programs, a

$17.4 million increase from business acquisitions, and $13.2 million primarily related to business development and sales activities.

Total other income (expense)

Interest income is related to interest earned on cash balances held. Interest expense is primarily due to debt related to our Delayed Draw Term Loan and Convertible Senior Notes. Other income (expense), net is primarily related to transaction gains and losses on foreign currency transactions and sublease income.

	Three Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2023	September 30, 2022	Dollar	Percent
Interest income	$492	$382	$110	28.8%
Interest expense	(8,612)	(6,323)	(2,289)	36.2%
Other income (expense), net	(191)	(685)	494	-72.1%
Total other income (expense)	$(8,311)	$(6,626)	$(1,685)	25.4%

The increase in interest expense is primarily related to higher interest rates on borrowings under the Company's various credit facilities during the three months ended September 30, 2023 compared to interest rates on borrowings under the revolving Credit Agreement during the three months ended September 30, 2022. Also impacting interest expense during the three months ended September 30, 2023 were borrowings made under the revolving Credit Agreement during the three months ended September 30, 2023.

	Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2023	September 30, 2022	Dollar	Percent
Interest income	$1,591	$618	$973	157.4%
Interest expense	(22,369)	(14,786)	(7,583)	51.3%
Other income (expense), net	1,666	(304)	1,970	-648.0%
Total other income (expense)	$(19,112)	$(14,472)	$(4,640)	32.1%

The increase in interest expense for the nine months ended September 30, 2023 is primarily related to the same factors impacting interest expense described above for the three months ended September 30, 2023.

Income tax expense

	Three Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2023	September 30, 2022	Dollar	Percent
Income tax expense	$15,218	$13,792	$1,426	10.3%

The Company’s effective tax rate was 20.3% and 24.0% and income tax expense was $15.2 million and $13.8 million for the three months ended September 30, 2023 and September 30, 2022, respectively. The most significant items contributing to the change in the effective tax rate are tax benefits related to increases in the foreign-derived intangible income (FDII) deduction and a change in jurisdictional mix of earnings, partially offset by an increase in foreign withholding taxes. The difference between the statutory U.S. federal income tax rate of 21.0% and the effective tax rate for the quarter ended September 30, 2023 is primarily due to benefits related to untaxed income attributable to noncontrolling interests, earnings in lower tax jurisdictions, the FDII deduction, and the federal research tax credit, partially offset by state income taxes and foreign withholding taxes.

	Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2023	September 30, 2022	Dollar	Percent
Income tax expense	$41,944	$27,643	$14,301	51.7%

The Company’s effective tax rate was 21.9% and 23.5% and income tax expense was $41.9 million and $27.6 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. The most significant items contributing to the change in the effective tax rate are tax benefits related to increases in the FDII deduction and a change in jurisdictional mix of earnings, partially offset by an increase in foreign withholding taxes. The difference between the statutory U.S. federal income tax rate of 21.0% and the effective tax rate for the nine months ended September 30, 2023 primarily relates to state income taxes and foreign withholding taxes, partially offset by benefits related to untaxed income attributable to noncontrolling interests, earnings in lower tax jurisdictions, the FDII deduction, and the federal research tax credit.

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests (in thousands):

	Three Months Ended		Nine Months Ended
(U.S. dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$65,039	$61,004	$206,827	$151,287
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	50,188	27,545	95,481	81,020
Adjusted EBITDA attributable to noncontrolling interests	12,606	14,138	34,222	22,042
Total Adjusted EBITDA	$127,833	$102,687	$336,530	$254,349

Federal Solutions

	Three Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2023	September 30, 2022	Dollar	Percent
Revenue	$780,114	$620,416	$159,698	25.7%
Adjusted EBITDA attributable to Parsons Corporation	$65,039	$61,004	$4,035	6.6%
Adjusted EBITDA Margin attributable to Parsons Corporation	8.3%	9.8%	-1.5%	-15.2%

The increase in Federal Solutions revenue for the three months ended September 30, 2023 compared to the corresponding period last year was primarily due to organic growth of 23% driven by growth on new and existing contracts offset by the winding down of a large contract.

The increase in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the three months ended September 30, 2023 compared to the corresponding period last year was primarily due to the factors impacting revenue discussed above offset in part by the timing of program milestones and completions, as well as higher projected incentive compensation costs as a result of the company's strong operating performance and growing employee base.

	Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2023	September 30, 2022	Dollar	Percent
Revenue	$2,177,457	$1,649,601	$527,856	32.0%
Adjusted EBITDA attributable to Parsons Corporation	$206,827	$151,287	$55,540	36.7%
Adjusted EBITDA Margin attributable to Parsons Corporation	9.5%	9.2%	0.3%	3.6%

The increase in Federal Solutions revenue for the nine months ended September 30, 2023 compared to the corresponding period last year was primarily due to organic growth of 17%, and increases from business acquisitions of $248.5 million.

The increase in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the nine months ended September 30, 2023 compared to the corresponding period last year was primarily due to the factors impacting Adjusted EBITDA discussed above for the three months ended September 30, 2023 and the $20 million of incentive fees on two contracts recognized in the second quarter of 2023.

Critical Infrastructure

	Three Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2023	September 30, 2022	Dollar	Percent
Revenue	$638,457	$513,954	$124,503	24.2%
Adjusted EBITDA attributable to Parsons Corporation	$50,188	$27,545	$22,643	82.2%
Adjusted EBITDA Margin attributable to Parsons Corporation	7.9%	5.4%	2.5%	46.7%

The increase in Critical Infrastructure revenue for the three months ended September 30, 2023 compared to the corresponding period last year was primarily due to organic revenue growth of 24% driven by volume in both the Middle East and North America.

The increase in Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation for the three months ended September 30, 2023 compared to the corresponding period last year was primarily due to the increase from organic revenue growth and high margin change orders on an unconsolidated joint venture offset in part by higher projected incentive compensation costs as a result of the company's strong operating performance and growing employee base.

	Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2023	September 30, 2022	Dollar	Percent
Revenue	$1,771,066	$1,442,559	$328,507	22.8%
Adjusted EBITDA attributable to Parsons Corporation	$95,481	$81,020	$14,461	17.8%
Adjusted EBITDA Margin attributable to Parsons Corporation	5.4%	5.6%	-0.2%	-4.0%

The increase in Critical Infrastructure revenue for the nine months ended September 30, 2023 compared to the corresponding period last year was primarily due to organic revenue growth of 22% driven by volume in both the Middle East and North America.

The increase in Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation for the nine months ended September 30, 2023 compared to the corresponding period last year was primarily due to the increase from organic revenue growth offset in part by a project write-down of $20.7 million, $15.8 million in write-downs on an unconsolidated joint venture, and an increase in selling, general and administrative expenses.

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

As of September 30, 2023, we believe we have adequate liquidity and capital resources to fund our operations, support our debt service and support our ongoing acquisition strategy for at least the next twelve months based on the liquidity from cash provided by our operating activities, cash and cash equivalents on-hand and our borrowing capacity under our Revolving Credit Facility.

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

Accounts receivable is the principal component of our working capital and is generally driven by revenue growth. Accounts receivable reflects amounts billed to our clients as of each balance sheet date and receivable amounts that are currently due but unbilled. The total amount of our accounts receivable can vary significantly over time but is generally sensitive to revenue levels. Net days sales outstanding, which we refer to as Net DSO, is calculated by dividing (i) (accounts receivable plus contract assets) less (contract liabilities plus accounts payable) by (ii) average revenue per day (calculated by dividing trailing twelve months revenue by the number of days in that period). We focus on collecting outstanding receivables to reduce Net DSO and working capital. Net DSO was 65 days at September 30, 2023 and 68 days at September 30, 2022. The decrease in Net DSO was primarily related to improved collections in both the Federal Solutions and Critical Infrastructure segments during the third quarter of fiscal 2023. Our working capital (current assets less current liabilities) was $621.4 million at September 30, 2023 and $611.7 million at December 31, 2022.

Our cash, cash equivalents and restricted cash decreased by $57.1 million to $205.4 million at September 30, 2023 from $262.5 million at December 31, 2022.

The following table summarizes our sources and uses of cash over the periods presented (in thousands):

	Nine Months Ended
	September 30, 2023	September 30, 2022
Net cash provided by operating activities	$217,566	$148,368
Net cash used in investing activities	(327,245)	(402,677)
Net cash provided by financing activities	52,380	60,185
Effect of exchange rate changes	166	(2,220)
Net decrease in cash and cash equivalents	$(57,133)	$(196,344)

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

Net cash provided by operating activities increased $69.2 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The primary driver of the increase in cash flows provided by operating activities was a $74.2 million change in net income including noncontrolling interests after adjusting for non-cash items offset in part by a $11.5 million decrease in cash outflows from our working capital accounts. As discussed above, Net DSO decreased 3 days compared to last year. The net decrease in cash outflows from our working capital accounts were primarily the result of timing differences and the increase in business volume.

Pursuant to Internal Revenue Service IR 2023-33, the Company qualifies for disaster area taxpayer relief. As such, the Company has deferred $33.0 million of its federal April, June and September 2023 quarterly income tax payments which were otherwise due prior to or during the quarter ended September 30, 2023. Deferred income tax payments were due and paid by October 16, 2023.

Investing Activities

Net cash used in investing activities consists primarily of cash flows associated with capital expenditures, joint ventures and business acquisitions.

Net cash used in investing activities decreased $75.4 million for the nine months ended September 30, 2023, when compared to the nine months ended September 30, 2022. This change was primarily driven by a $163.8 million reduction in payments for acquisitions offset in part by a $68.0 million increase from investments in unconsolidated joint ventures, a $11.1 million increase in capital expenditures (primarily from computer systems and equipment) and a change from return of investments in unconsolidated joint ventures of $9.4 million.

Subsequent to the quarter ended September 30, 2023, the Company entered into a Membership Interest Purchase Agreement to acquire a 100% ownership interest in I.S. Engineers, LLC, a privately-owned company, for $11.5 million, subject to certain adjustments. See "Note 19—Subsequent Events" in the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of this acquisition.

The Company continually evaluates potential business acquisition opportunities. In the event the Company makes a business acquisition, a significant amount of cash may be used to fund the purchase price.

Financing Activities

Net cash provided by financing activities is primarily associated with proceeds from debt, the repayment thereof, and distributions to noncontrolling interests.

Net cash provided by financing activities decreased $7.8 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The change in cash flows from financing activities is primarily due to a decrease of $26.2 million from net, borrowing related activities and a $6.8 million change in contributions by noncontrolling interests offset in part by a decrease in cash used to repurchase common stock of $11.5 million and from $11.2 million from payments in warrants for the nine months ended September 30, 2022 that did not reoccur in 2023.

Letters of Credit

We have in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated to $311.8 million as of September 30, 2023. Letters of credit outstanding under the Credit Agreement total $43.9 million as of September 30, 2023.

Recent Accounting Pronouncements

See the information set forth in “Note 3—New Accounting Pronouncements” in the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2023, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate risks related to the Company’s Revolving Credit Facility and Delayed Draw
Term Loan.

As of September 30, 2023, there was $75 million outstanding under the Revolving Credit Facility. Borrowings under the new Credit Facility effective June 2021 bear interest at either the Term SOFR rate plus a margin between 1.0% and 1.625%, or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%, both based on the leverage ratio of the Company at the end of each quarter. The rates on September 30, 2023 and December 31, 2022 were 6.7% and 5.7%, respectively.

As of September 30, 2023, there was $350.0 million outstanding under the 2022 Delayed Draw Term Loan. Borrowings under the 2022 Delayed Draw Term Loan Agreement will bear interest at either an adjusted Term SOFR benchmark rate plus a margin between 0.875% and 1.500% or a base rate plus a margin of between 0% and 0.500% and will initially bear interest at the middle of this range. The Company will pay a ticking fee on unused term loan commitments at a rate of 0.175% commencing with the date that is ninety (90) days after the Closing Date. The interest rate at September 30, 2023 and December 31, 2022 were 6.6% and 5.6%, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures

Our management carried out, as of September 30, 2023, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2023, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Consistent with the guidance issued by the Securities and Exchange Commission Staff, management plans to exclude IPKeys, which we acquired on April 13, 2023, and SealingTech. which we acquired on August 23, 2023, from its assessment of internal controls over financial reporting as of December 31, 2023. The total assets and revenue related to SealingTech, a wholly owned subsidiary, are both less than 1% of the related consolidated financial statement amounts as of and for the nine months ended September 30, 2023. The total assets and revenue related to IPKeys, a wholly owned subsidiary, are approximately 1% and 0.2%, respectively of the related consolidated financial statement amounts as of and for the nine months ended September 30, 2023.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information required by this Item 1 is included in “Note 12 – Contingencies” included in the Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Form 10-Q which is incorporated herein by reference.

Item 1A. Risk Factors.

There has been one change to our Risk Factors disclosed in the Company’s Form 10-K for the year ended December 31, 2022 with the changes underlined and in italics below:

Risks Related to International Operations

Our operations outside the United States expose us to legal, political and economic risks in different countries as well as currency exchange rate fluctuations that could harm our business and financial results.

Revenue attributable to our services provided outside of the United States as a percentage of our total revenue for the three months ended September 30, 2023 was 24.6%. There are risks inherent in doing business internationally, including:

•
imposition of governmental controls and changes in laws, regulations or policies;
•
political and economic instability and turmoil internationally, including countries in the Middle East;
•
civil unrest, acts of terrorism, force majeure, war, or other armed conflict, including the ongoing war and unrest in Israel, which has the potential to impact other countries in the Middle East;

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On August 9, 2021, the Company’s Board of Directors authorized the Company to acquire a number of shares of Common Stock having an aggregate market value of not greater than $100,000,000 from time to time, commencing on August 12, 2021. Repurchased shares of common stock are retired and included in “Repurchases of common stock” in cash flows from financing activities in the Consolidated Statements of Cash Flows. As of September 30, 2023, the Company has spent $51.7 million (which includes commissions paid of $27.6 thousand) repurchasing 1,378,941 shares of Common Stock at an average price of $37.49 per share.

There were no share repurchases during the three months ended September 30, 2023.

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

Resignation of Employee Stock Ownership Plan Auditor

Baker Tilly US, LLP ("Baker Tilly"), has decided that it will no longer perform audits or reviews of SEC Form 11-K fillings. As a result of their discontinuance of this service line, they have elected to not stand for reappointment as auditor of Parsons Employee Stock Ownership Plan Form 11-K. The Company is in the process of selecting an accounting firm to replace Baker Tilly.

Item 6. Exhibits.

Exhibit Number	Description

19.1*	Parsons Corporation Executive Compensation Clawback Policy

19.2*	Parsons Corporation Dodd-Frank Compliant Compensation Clawback Policy

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parsons Corporation

Date: November 1, 2023	By:	/s/ Matthew M. Ofilos
Matthew M. Ofilos
Chief Financial Officer
(Principal Financial Officer)