Form 10-K
period 2023-12-31
PARSONS CORP
filed 2024-02-14
CIK 275880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-07782

PARSONS CORPORATION

(Exact name of Registrant as Specified in Its Charter)

Delaware	95-3232481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14291 Park Meadow Drive, Suite 100 Chantilly, VA	20151
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 988-8500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	PSN	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2023, was $5.0 billion.

The number of shares of Registrant’s Common Stock outstanding as of February 5, 2024 was 105,829,579

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Parsons’ 2024 Proxy Statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

ii

•
inherent uncertainties and potential adverse developments in legal proceedings, including litigation, audits, reviews and investigations, which may result in materially adverse judgments, settlements or other unfavorable outcomes; and
•
other risks and factors listed under “Risk Factors” and elsewhere in this report.

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

iii

PART I

Item 1. Business.

Overview

Parsons is a leading provider of the solutions and services required to support the complex security environment, unprecedented global infrastructure demand and a world of digital transformation effecting our customers. For 80 years, we have solved our customers’ most challenging problems and enabled a safer, smarter, more secure, and more connected world thanks to a culture of innovation, a focus on delivery, and a mission-focused workforce. Across those eight decades, we’ve established ourselves as a leading provider of integrated solutions and services that solve emerging customer challenges leveraging our depth of experience and expertise in the markets where we operate. Today, that legacy of success has never been more true or more important, with Parsons uniquely positioned to solve our customer’s most critical challenges.

We have developed significant expertise and differentiated capabilities in key end markets including cybersecurity and intelligence, space and missile defense, critical infrastructure protection, transportation, environmental remediation and urban development. Whether a first-of-a-kind sustainable, industrial city that runs on 100% renewable energy, security-as-a-service platform that uses advanced analytics and artificial intelligence/machine learning to defend against utility and water cyber threats, or elimination of emerging contaminants from the environment, we deliver integrated solutions that our customers need and the world demands. Across those programs, we have developed longstanding relationships with a diverse global customer set that includes intelligence agencies, the U.S. military, state and local governments, and international clients; all of whom know Parsons as a trusted partner sought out for our commitment to their success. We’ve further differentiated ourselves with those customers by delivering solutions through our One Parsons approach, bringing together capabilities from across our markets to provide integrated and unique offerings that leverage our global experience and in-depth technological expertise in areas of emerging demand like cyber protection for critical infrastructure.

Organizationally, we operate in two reportable segments, Federal Solutions and Critical Infrastructure, with revenue contribution of 55% and 45%, respectively, and adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) contribution of 62% and 38%, respectively, for the year ended December 31, 2023 (“fiscal 2023”). See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Results” for further discussion on our segments.

Federal Solutions: Our Federal Solutions segment is an advanced technology provider to the U.S. government, delivering timely, cost-effective solutions for mission-critical projects. We provide critical technologies, including cybersecurity; missile defense; intelligence; space launch and ground systems; space and weapon system resiliency; geospatial intelligence; signals intelligence; environmental remediation; border security, critical infrastructure protection; counter unmanned air systems; biometrics and biosurveillance. The U.S. government and its agencies represent substantially all of the revenue of our Federal Solutions segment. These U.S. government agencies include the Intelligence Community, the Departments of Defense, Energy, Labor, State, Homeland Security, and Commerce, the United States Postal Service, the National Aeronautics and Space Administration, and the Federal Aviation Administration.

Critical Infrastructure: Our Critical Infrastructure segment provides program management, design and engineering services, and owners representative support for complex physical and digital infrastructure around the globe. We develop digital solutions focused on next generation aviation; rail and transit; bridges, roads and highways; leveraging sensors and data to drive smart sustainable infrastructure. Our capabilities in environmental remediation, water and wastewater treatment systems, and urban development allow us to deliver value to our customers by employing advanced technologies, improving timelines and reducing costs while reducing environmental impacts and improving the quality of life. We design and lead the delivery of complex infrastructure projects, leveraging our expertise as a leader in bridges, transportation, and urban development to support customers in programs that are transforming the global landscape. We serve a diverse global customer base including federal, state, municipal and industry customers, and private sector infrastructure owners, such as the transportation authorities for the cities of Los Angeles, San Francisco, New York, and Paris, the state of New Jersey, AMTRAK, CSX, Metrolinx (Ontario, Canada), Southern Nevada Water Authority, Riyadh Metro, Dubai Roads and Transportation Authority (Dubai RTA), Abu Dhabi Department of Municipalities and Transport, Qatar Public Works Authority (Qatar PWA), the Saudi Arabia Public Investment Fund and international developers.

Advances in technology and a continued focus on sustainability are dramatically shifting the operating landscape across our markets, with pressing challenges ranging from confronting increasingly sophisticated cybersecurity threats to upgrading aging infrastructure to reducing environmental footprint and impact. Our customers are seeking smart technology-enabled solutions leveraging artificial intelligence to enhance and transform their systems performance and to address these challenges. Parsons’ wide-ranging capabilities enable us to provide our services, products and solutions across the national security and critical infrastructure markets, and we are well positioned to benefit from the trends in these markets. We have capabilities in the following four areas that span our two segments and four business units:

Systems Integration: We provide engineering services and technology for large digital and physical systems with high technical complexity. We lead projects from concept development through research and design, implementation, testing and verification, ensuring interoperability of these complex, disparate systems.

Program Management: We provide expertise and technology to advance our customers’ execution of large, complex projects within their defined sustainability, technical, quality, time and cost parameters.

Design Engineering: We provide advanced systems and infrastructure engineering design associated with utility capital projects, water/wastewater treatment, environmental remediation, ammunition plant upgrades, roads and highways, bridges, rail and transit systems and other associated infrastructure.

Product Development: We develop software and hardware across many domains and mission-specific applications. Our experienced engineers and developers design, develop, integrate, operate and sustain mission-critical software and hardware products for intelligence, defense and infrastructure customers.

Our customer relationships, which are based on a long history of successfully delivering complex technical services, are key to our success. We are often involved in the early stages of our customers’ planning processes, which allows us to efficiently optimize our service delivery model. These relationships, along with our technical expertise and intellectual property, enable Parsons to successfully deliver solutions that meet our customers’ demanding technical and execution requirements and fulfill our corporate purpose of developing a better world.

Our Services, Products and Solutions

Within each of our segments, we focus our solutions, products and services on the needs of customers in each of our business units. Parsons is differentiated by our people, processes and technology that work together to develop, rapidly prototype and deploy specialized hardware, software and infrastructure solutions to meet continually evolving customer missions and needs. With a culture driven by agility, innovation and collaboration, we deliver operationally proven capabilities in emerging technical areas, including advanced analytics, artificial intelligence/machine learning, cybersecurity, electronic warfare, environmental remediation and space systems. We perform systems integration, product development, program management and engineering across our segments and business units.

In fiscal 2023, we generated revenues of $5.4 billion, net income attributable to Parsons Corporation of $161.1 million and Adjusted EBITDA of $464.7 million. For a definition of Adjusted EBITDA and reconciliation to net income attributable to Parsons Corporation, see Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We achieved an overall win rate of 66% in fiscal 2023, 49% in the year ended December 31, 2022 (“fiscal 2022”) and 56% in the year ended December 31, 2021 (‘fiscal 2021”), which includes strong re-compete win rates of 93% in fiscal 2023 giving us long-term certainty on key contracts. As of December 31, 2023, our total backlog was $8.6 billion, an increase of 5.0% from December 31, 2022~~.~~

Federal Solutions

Our Federal Solutions business provides integrated solutions, software and hardware products and engineering services. Federal Solutions consists of two business units: Defense & Intelligence (D&I) and Engineered Systems (ES). Our strategy is to deliver information dominance across all domains.

•
D&I—Our D&I business unit is organized into three related areas: defense, space and engineering services; cyber and national operations; and high consequence missions. Our customers include the U.S. Department of Defense, the U.S. Intelligence Community, the Department of Commerce, and the National Aeronautics and Space Administration. D&I is a mission partner for differentiated technical solutions, products, and services, delivering innovations in cyber, space, missile defense, multi-domain command and control, intelligence, surveillance and reconnaissance, electromagnetic spectrum dominance, and directed energy. Our solutions are used to meet national security challenges from space to the tactical edge around the globe.
▪
Defense Space and Engineering Services – We provide software, hardware, and technical expertise to clients across a variety of mission areas, including but not limited to, space, missile systems, and warfighter applications. Our customers include the intelligence community (Defense Intelligence Agency (DIA), National Geospatial-Intelligence Agency (NGA), National Reconnaissance Office (NRO)); the U.S. Department of Defense (DOD) (military services, Special Operations Command (SOCOM), the Missile Defense Agency (MDA), and United States Cyber Command (CYBERCOM)); the National Oceanic and Atmospheric Administration (NOAA), and the National Aeronautics and Space Administration (NASA).
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
▪
Representative products include our Command-and-Control Core (C2Core®) mission planning and tasking suite that links requests, effects and operational guidance in a unified database, and ZEUS® Recovery of Airbase Denied by Ordnance (RADBO) laser neutralization system offering critical force protection in any operational theater.
▪
We are the prime Technical, Engineering, Advisory and Management Support (TEAMS) Next contractor for the MDA, where we provide engineering, analysis, and management support for the development of integrated and layered missile defense systems that defend U.S. and allied forces against ballistic, hypersonic, and cruise missile threats, and advance the agency’s integrated air and missile defense, command and control, and battle management and communications missions across all-domain battlespace.
▪
Cyber and National Operations – We provide capabilities across the digital landscape, including full-spectrum cyber, information operations, and analytics. Our customers include the U.S. intelligence community, U.S. Cyber Command, DOD research laboratories, and military cyber services. The acquisition of SealingTech expands our cyber offerings into Defensive Cyber Operations (DCO), and, combined with our offensive solutions, we deliver full spectrum cyber operations.
▪
Cyber solutions and products augment and automate full spectrum cyber operations, including our Automated Management Solutions (AMS), a software framework that integrates disparate cyber capabilities, tools and infrastructures into a common system architecture that assists military cyber operators. We develop and maintain enterprise platforms used by the DOD to perform network analysis and vulnerability assessments for defensive missions.
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
▪
High-Consequence Missions – We provide capabilities across the digital landscape, electronic warfare, multi-domain operations, mission support and national to tactical operations. Our customers include the U.S. Intelligence Community, U.S. Cyber Command, and DOD research laboratories.
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
•
ES—Our ES business unit focuses on advanced technology services for complex energy and chemical systems, aviation, life sciences and bio-surveillance systems, environmental remediation, security and protection systems, and associated complex infrastructure. Representative customers include the Department of State (DOS), the Department of Energy (DOE), the Defense Threat Reduction Agency (DTRA), the Department of Homeland Security (DHS), the U.S. Army Corps of Engineers (USACE), the Federal Aviation Administration (FAA), the National Aeronautics and Space Administration (NASA), the United States Postal Service (USPS), the Department of Labor (DOL) and the Jet Propulsion Laboratory (JPL). Representative offerings include weapons of mass destruction elimination, munitions destruction; remediation of unexploded ordinances and hazardous, toxic, reactive wastes; architectural and engineering design; program and project management; infectious disease control; advanced electronic security systems; border security; counter-unmanned aircraft systems; and biometrics solutions.
•
Our expertise includes designing and upgrading processing and production facilities such as Army ammunition, technology deployment in response to pandemic outbreaks, and delivery of solutions addressing resiliency, security and sustainability, as well as delivery of highly complex infrastructure in challenging environments and geographies.
•
Representative programs include the National Science Foundation’s Antarctica Infrastructure Modernization for Science, the FAA Technical Services Contract, the DTRA Cooperative Threat Reduction Integrating Contract, the Department of State Overseas Security Installation Services, and the Radford Army Munition Plant Energetic Waste Incinerator.

Critical Infrastructure

Our Critical Infrastructure business provides planning, engineering, program management, owners representative and digital solutions consisting of two business units focused on two major geographies: North America (INF-NA) and Europe, Middle East, and Africa (EMEA). Our growth strategy includes leveraging our portfolio of sophisticated engineering solutions and technologies for complex physical infrastructure projects to capture the increasing demand and investment in global infrastructure programs. We are expanding our portfolio in key emerging growth areas, including intelligent transportation systems, smart mobility, environmental remediation, and water/wastewater treatment.

•
INF – NA - Our INF – NA business unit provides planning, engineering and management services for complex infrastructure, including bridges and tunnels, roads and highways and water and wastewater. Within our diverse base, our customer relationships include states (e.g., Texas, Florida, California, Colorado, Washington, Illinois, New York, New Jersey and Georgia), cities, and Canadian provinces and territories (e.g., Ontario, British Columbia, Quebec, Nova Scotia and Alberta), as well as water and wastewater authorities. Our capabilities include technologies in long-span bridges, tunnels, building Information modeling, and water/wastewater treatment and conveyance.
•
Examples of our design capabilities are our role as the lead designer of the Tacoma Narrows Bridge, the largest twin tower suspension bridge in the world when it opened, lead designer for the Goethals bridge connecting Staten Island, NY and Elizabeth, NJ, and lead designer for the Federal Way rail extension for Sound Transit in Seattle.
•
For program management, we are the Owner’s Engineer for the Gordie Howe International Bridge between Windsor, Ontario and Detroit, Michigan, which will have the longest main span of any cable-stayed bridge in North America. In addition, we are the program manager for the California Delta Water Conveyance Modernization Project, a multi-billion environmentally compliant water transfer project to improve water supply sustainability and reliability for human and environmental uses.
•
INF- NA - Our INF-NA business unit also includes intelligent transportation systems, utilities, environmental remediation, emerging contaminants, aviation, rail and transit, and ParsonsX, our enterprise digital transformation organization. Our customers include state and local governments, Fortune 100 companies, smart city developers, and private sector infrastructure owners, such as the transportation authorities for the cities of Los Angeles and New York, states and provinces, and rail and transit entities, including AMTRAK, CSX, Metrolinx (Ontario Canada), and WMATA. Technology capabilities include AI/ML, cloud, digital twins, cyber, systems integration, intelligent transportation network software, vehicle inspection data analytics software, automated people mover, electric vehicle infrastructure, and autonomous vehicle integration.
•
Parsons provides integrated traffic solutions for arterials, smart intersections, airport landside, ports, and tolling integrators. An example is our role as provider of Advanced Traffic Management Systems, or ATMS, through our iNET™ platform. Since the first deployment in 2007, iNET® has been delivered to twenty-four state Departments of Transportation, twenty-two cities, eight county agencies, seven toll agencies, and seven different countries.

•
For aviation, we play a critical role as program manager and lead designer for global airports. We are the program manager of the environmentally sensitive Diamond Head Extension Program at Honolulu International Airport, the Houston Airport System, and the Landside Access Modernization Program for Los Angeles International Airport; and the lead designer on the Newark Airport Terminal A replacement project known as Terminal 1.
•
Our rail and transit capabilities include systems optimization, communications-based train control, rail system design and system assurance. We have more than six decades of experience in this market and have supported over 400 rail and transit customers. Key programs include Edmonton light rail transit (as part of the Marigold Infrastructure Partners consortium), New York MTA Systems and Facility Engineering Services, and the Bay Area Rapid Transit Communications-Based Train Control. For our bus transit customers, we provide strategic fleet transition planning, zero-emission bus infrastructure design, and benefit-cost analysis to achieve net zero goals.
•
EMEA – Our EMEA business unit has a region-wide customer base in Europe, the Middle East and Africa, with a key focus on the Gulf Cooperation Council (GCC) states. Services provided include turn-key engineering solutions from project conceptualization to urban planning, engineering and program management; utilizing state-of-the-art digital solutions and embedded sustainability concepts for enhanced delivery of large-scale and highly complex infrastructure assets. Our client base includes top tier public authorities and state-owned developers across different markets from city-scale developments to major city-wide infrastructure schemes.
•
Our extensive planning and design capabilities enable us to lead key infrastructure and development projects, including Dubai’s Integrated Traffic System design and operation to enable traffic optimization and efficiency, Doha City area transport infrastructure projects to increase capacity and reduce congestion, Abu Dhabi’s Mid-Island Parkway connecting multiple islands for future sustainable developments, Green Riyadh landscape and infrastructure design for increased urban green space, and Denmark’s Banedanmark Rail Signaling Program to enable better centralized traffic control, energy optimization, and reduced delays.
•
Parsons has a long-standing program management legacy in the Middle East for infrastructure, mega cities, and urban development. We are part of the consortium Riyadh Metro Transit Consultants responsible for program management of the Riyadh Metro – the largest metro system under development in the world. We, managed successful delivery of the newly opened Abu Dhabi International Airport tripling the size of the previous terminals, led the Dubai Strategic Sewage Network program to increase capacity and sustainability, managed Lusail City Development the largest ever city development in Qatar, and provided program management of Riyadh’s King Abdullah Financial District prime business, hospitality and lifestyle destination.
•
We are members of various collaborative delivery models, including Delivery Partner on the Qiddiya destination city development on the outskirts of Riyadh, and as an Integrated Project Management team member on NEOM The Line sustainable city in Saudi Arabia.
•
Parsons is considered a go-to service provider for successful and timely delivery of world events with fixed opening dates, including UAE’s World Expo 2020 for which Parsons provided site-wide infrastructure and landscape design, as well as construction supervision services; and for FIFA World Cup 2022, where services from transportation management planning to vehicle access strategies were provided to manage traffic and build resilient infrastructure for the mega sporting event.
•
The team maintains a keen focus on innovative practices. As an example, we are integrating cutting-edge construction supervision technologies across over 30 major GCC projects, enhancing efficiency and capabilities and driving much needed innovation in the construction industry.

•
Our Smart Solutions Lab provides digital solutions to our clients as an important and integral aspect of our technical offerings. Within our Advisory Services group, Parsons is providing clients with relevant asset information across the full range of asset types to enable management decisions and maximize ROI. We help clients optimize their lifecycle costs with a focus on O&M, including the provision of O&M planning and inspections on various roads including Dubai’s Shindagha Bridge, modeling the O&M outlook for Dubai Municipality on its major Strategic Sewage Tunnel Program, and setting O&M strategies for optimized asset operations for mega cities such as Qiddiya and NEOM.

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

Defense Spending Remains a Priority of the national agenda due to the reemergence of long-term strategic peer competition, which has been cited in the National Defense Strategy as the primary concern for U.S. national prosperity and security. This reemergence has resulted in increased global disorder and a security environment, defined by rapid technological change, which may be more complex than ever before. We believe the U.S. Department of Defense and Intelligence Community will continue to invest in cyber, space, intelligence, missile defense, and critical infrastructure protection. In addition, as a result of supporting ongoing war efforts, ammunition and munitions need to be replenished and the Army ammunition plants must be modernized to support this need.

Cybersecurity is Mission Critical to U.S. National Security and cybersecurity threats are increasing in volume and sophistication as global connectivity and the rise of social media have led to an explosion in the amount of available and exploitable data. Additionally, there has been an increase in aggressive nation state cyber activity in the past year partly driven by the Russia-Ukraine war and attacks on Ukraine’s critical infrastructure. Attacks by cyber-criminals seeking financial gain are also growing in volume and sophistication. We believe that the cybersecurity market will continue to grow in response to the nation state threat landscape and the vulnerabilities inherent in critical infrastructure. Our unique portfolio of Federal Solutions and Critical Infrastructure provides the technical capabilities to detect and prevent cyberattacks along with the domain knowledge to understand how infrastructure operates.

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

Indo-Pacific is the Department of Defense’s Priority Theater. The United States has an enduring commitment to uphold a free and open Indo-Pacific region. This has become complicated due to inter-state strategic competition and increasingly complex security environment. The United States is focused on competing, deterring and winning in this environment to safeguard free and open international order. To answer this demand, the FY 2024 National Defense Authorization Act includes a $14.7 billion request for the Pacific Deterrence Initiative to fund a stronger force posture including better defenses for Hawaii and Guam, improving infrastructure and logistics/prepositioning, and deeper cooperation with allies and partners.

Global Infrastructure Needs Significant Replacements and Technology-Driven Upgrades. Aging physical infrastructure is strained by the swift pace of technological change combined with heightened new expectations for sustainability and environmental impact. Furthermore, modernized infrastructure is important to recover from unexpected disasters caused by climate change. The $1.2 trillion United States Infrastructure Investment and Jobs Act (IIJA) has increased funding for roads and highways, bridges, rail and transit, and aviation. Additionally, global infrastructure is aging and there is demand in other regions, including Canada and the Middle East. The Middle East has a planned spend that exceeds $1.5 trillion per the Middle East Economic Digest and Canada has invested $140 billion through the Investing in Canada Plan launched in 2016 for a 12-year period. In particular, the Saudi Vision 2030 focus is driving major industrial city and urban development projects. Critical infrastructure, specifically transportation infrastructure that is essential to national economic and security concerns, is also vulnerable to cyber threats. We believe that a focus on safety, security, sustainability and environmental impacts will continue to drive replacement of aging infrastructure.

Per- and Polyfluoroalkyl Substances (PFAS) Remediation. PFAS are manufactured chemicals that have been used in industry and consumer products since the 1940s. Scientific studies have shown that exposure to PFAS in the environment may be linked to harmful health effects in humans and animals. Therefore, there is a need to reduce PFAS in the environment – groundwater, soil, and surface water. The Environmental Protection Agency has taken actions, including $10 billion of funding to address emerging contaminants in the IIJA, issuing health advisories and proposing new, legally enforceable Maximum Contaminant Levels for PFAS substances found in drinking water. Parsons has unique capabilities, expertise, and experience to mitigate PFAS risks and liabilities for both our federal and infrastructure customers.

Urbanization Creates Demand for Smart Cities with Connected Populations. Cities around the globe increasingly demand connected and more sustainable capabilities, such as sensor networks and communication strategies to connect streetlights, security cameras' and emergency systems, to provide important real-time information and better serve their citizens and reduce carbon emissions. Integrated corridor management solutions, intelligent transportation systems, advanced rail systems and updated telecommunication networks will keep cities around the world functioning as smart and sustainable cities and serve as engines for economic growth.

Transformation of Legacy Service Delivery Models through Technology and Digital Transformation. Historical capital project management is changing with the introduction of cloud-connected computer-aided design, automation, big data, machine learning, and other technologies. The introduction of these new technologies allows industry participants to reimagine existing value chains, address integrated lifecycle objectives, assure human rights are observed in their supply chains, provide environmentally sensitive and sustainable solutions, boost productivity, and streamline project management. Industry participants that have the capability to embrace these new technologies to enhance their capability and service offering to higher value solutions will be well positioned to assist governments and communities in their transformation.

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

Our differentiated business model has driven high win rates with strong book-to-bill, leading organic revenue growth, expanded bottom line performance, and low capital requirements. We achieved average award and incentive fees of 92% in fiscal 2023, 91% in fiscal 2022 and 93% in fiscal 2021. Incentive fees are fees earned for achievement of certain performance criteria included in our contracts, such as achievement of target completion dates or target costs, and our incentive fees average is calculated as the actual incentive fees achieved as a percentage of incentive fees expected to be earned in the applicable period. In addition, we achieved a win rate of 66% in fiscal 2023, 49% in fiscal 2022 and 56% in fiscal 2021. Our re-compete win rate was 93% in fiscal 2023, 89% in fiscal 2022 and 99% in fiscal 2021. In fiscal 2023, our Federal Solutions revenues increased 36% and our Critical Infrastructure revenues increased 22% year-over-year. As of December 31, 2023, our backlog was $8.6 billion, an increase of 5% from year end fiscal 2022.

Long-Term Customer Relationships

We maintain long-term relationships with key government and commercial customers, many of which span over 40 years. For example, in the Federal Solutions segment, we have been providing support to the Missile Defense Agency for nearly 40 years with over 1,000 personnel embedded with the customer. We have provided services to the Department of Energy (DOE) for over 50 years on a variety of projects, including work on DOE’s Loan Guarantee Program that funds renewable and clean energy projects, and have provided over 20 years of support to the United States Space Force customers. In the Critical Infrastructure segment, we have supported the Washington Metropolitan Area Transit Authority for over 50 years and have served as Program Manager for Yanbu Industrial City for nearly 50 years.

These longstanding relationships give us the insight and customer intimacy to align our research and development investments based on customer needs and enable high win rates for prime contract positions on the most technically demanding assignments. We believe that our position as a recognized leader in integrity, innovation, operational efficiency, safety and security, environmental and health, and our ability to deliver exceptional quality, has resulted in a high level of re-compete wins and has driven substantial customer loyalty. Our six core markets, including cybersecurity and intelligence, space and missile defense, critical infrastructure protection, transportation, environmental remediation and urban development require leading-edge technologies and extensive technical know-how, and necessitate consistently exceptional performance, thus further entrenching us with our key customers and driving our long-term relationships.

Technology Innovation

Technology and our people are our most important assets, together they underpin our ability to consistently deliver for our customers. Investment in key technological capabilities is core to our business and helps us to stay at the forefront of the evolving trends across our end markets. To meet the challenges of tomorrow, we are focusing our technology investment in areas including artificial intelligence and machine learning; digital transformation; space, cyber and electronic warfare; assured position navigation and timing; emerging contaminant remediation; and quantum computing. The work of our diverse and collaborative, highly skilled and dedicated employees has enabled our long track record of continued innovation and execution on behalf of our customers. Our team of engineers, scientists, programmers and other specialists include PhDs and certified hackers, and a large number of our skilled workforce hold government security clearances, which provides a competitive advantage for the highly technical and demanding work we perform. Our dual technical career path and Technical Fellows program enable retention and development of our strong technical talent.

Leveraging our agile innovation framework and a cadre of seasoned domain experts, solutions architects, and technologists, we seek customer challenges and lead with innovative solutions to drive growth. Additionally, through our acquisitions, we continue to enhance our overall capability offerings in innovative ways, providing more robust solutions that meet our customers’ most challenging needs.

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

With over 233 sustainability accreditations, we deliver resilient infrastructure, green building and renewable energy programs and projects that utilize best industry practices, as well as utilize leading edge technology and tools to provide environmental remediation. We work with customers to achieve and obtain the highest possible ratings such as the LEED, Envision, Estidama, and others.

We are proud to work with customers, such as the Indiana Finance Authority, on the first bridge and tunnel project to achieve Envision recognition; and we have obtained LEED certifications of transit and aviation facilities with customers in the United States, United Arab Emirates and the Kingdom of Saudi Arabia.

Parsons is focused on the risks and opportunities associated with climate change. In 2023, Parsons elected to disclose information related to our climate-related governance, risk management and metrics utilizing the Task Force on Climate-Related Financial Disclosures (TCFD) framework. We conducted climate risk and opportunity workshops with senior leaders representing a cross-section of our geographies, markets and corporate functions. By releasing annual Environmental, Social and Governance (ESG) disclosures and increasing our transparency, we received improved ratings from ISS, MSCI, Sustainalytics and S&P Global.

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

Scalable and Agile Business Offerings

Our scalable and agile offerings enable us to satisfy robust and evolving customer needs. The demanding environments where we operate are characterized by a need for high-confidence solutions, widespread application and mission critical outcomes. We pride ourselves on providing agile technologies through inventive and refined processes that provide quality outcomes to our customers on time sensitive projects. Our domain knowledge of our customers’ current and emerging requirements enables us to deliver responsive, high-quality solutions on time and with operational relevance. By having the ability to respond to customers’ requirements with global deployment capability, we are well positioned to be the preferred contractor for many of our customers’ needs.

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

Demonstrated Ability to Identify and Execute Acquisitions to Transform our Business

Strategic acquisitions that augment our technology offerings and capabilities are a key tenet of our growth strategy. We have completed eleven strategic acquisitions since 2017. Nine of these acquisitions were within the Federal Solutions business segment with the remaining two (IPKeys Power Partners and I.S. Engineers, LLC) in the Critical Infrastructure segment. Our focus continues to be moving up the value chain with technology differentiation and in particular software. We seek companies that meet our strict financial criteria and have a similar mission-focused culture. These acquisitions include:

•
I.S. Engineers, LLC: Acquired on October 31, 2023 for a purchase price of $12.2 million. IS Engineers is a full-service consulting engineering firm which specializes in transportation engineering, including roads and highways, and program management located in Texas. Texas is poised to receive nearly $30 billion in total transportation funding from the Infrastructure Investment and Jobs Act between 2022 and 2026.
•
Sealing Technologies, Inc.: Acquired on August 22, 2023 for a purchase price of $179.3 million. SealingTech expands Parsons’ customer base across the Department of Defense and Intelligence Communities and further enhances Parsons’ capabilities in defensive cyber operations; integrated mission-solutions powered by artificial intelligence (AI) and machine learning (ML); edge computing and edge access modernization; critical infrastructure protection, and secure data management that protects national security.
•
IPKeys Power Partners, Inc.: Acquired on March 13, 2023 for a total purchase price of $43 million. IPKeys enhances Parsons’ critical infrastructure protection capabilities through comprehensive cloud-based cybersecurity, software solutions that operate at the intersection of information and operational technology (IT and OT), and technologies that will help accelerate the global clean energy transition. This acquisition expands Parsons’ presence in two rapidly growing end markets: grid modernization and cyber resiliency for critical infrastructure.
•
Xator Corporation: Acquired on June 1, 2022 at a purchase price of $387.5 million. Xator expands Parsons’ presence within the U.S. Special Operations Command, the Intelligence Community, Federal Civilian customers, and global critical infrastructure markets, while providing new customer access at the Department of State. Xator also expands Parsons’ customer base and brings differentiated technical capabilities in critical infrastructure protection, counter-unmanned aircraft systems (cUAS), intelligence and cyber solutions, biometrics, and global threat assessment and operations, increasing our addressable market in both the Federal Solutions and Critical Infrastructure segments.
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

To create the future, we focus on people-first, “get-to-yes” and having top positions in high-growth, sustainable markets. This focus includes hiring, retaining, and developing our employees, continually enhancing and optimizing our core business processes, resourcing and capitalizing on our high-growth markets and acquiring and integrating companies that possess transformative and disruptive technologies.

People First

Driven by our people-first and high-purpose culture, we recognize that our people are key to our success in developing and delivering the technology and solutions to support our customers’ critical missions. Our most important asset is our diverse team of talented employees, over 18,500 as of December 31, 2023, who are committed and passionate experts critical to delivering leading capabilities and whose expertise is sought by our clients for their most sophisticated applications and challenges. Our employees choose Parsons and stay with us for the opportunity to collaborate with our customers, deploy our expansive technical resources, rapidly bring bold ideas to market and work on leading solutions to enable a better world. Our management team has extensive experience executing strategies for delivering profitable growth and is recognized for operational excellence and leadership integrity. They have diverse leadership capabilities in the markets we serve and the solutions and technology we deliver. Most importantly, we strive to give our employees and managers the best possible employee experience throughout their careers with Parsons.

We are committed to attracting, retaining, and developing a diverse and inclusive workforce by having a:

•
Culture of employee engagement at all organizational levels
•
Work environment that promotes training, mentoring, and career development planning
•
Differentiated benefits program, including flexible work hours, remote work options, and an employee stock ownership plan
•
Dual technical career path that leads to positions as Chief Technology Officer and/or Technical Fellow
•
Diversity, Equity and Inclusion (DEI) program
•
“Parsons Gives Back” program to support our communities and promote volunteering
•
Global hiring strategy outside of high-employment zones
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

•
Developing a company-wide agile framework to enable responsive solutions delivery
•
Promoting collaboration and cross-company sharing to drive informed, timely decision making
•
Aligning goals through shared one-company objectives and a focus on timely feedback to ensure opportunities for improvement are realized and executed
•
Using digital transformation to improve our internal processes and deliver an improved customer experience
•
Cross-selling new solutions to our existing customers and existing solutions to new customers.
•
Promoting a culture that enables employees to drive technology and business model innovation
•
Streamlining operations and processes to optimize performance delivery and reduce overhead expenditures
•
Rigorously managing our working capital to maximize cash flow
•
Committing to being a responsible corporation for both Parsons and our customers

Top Positions in High-Growth, Sustainable Markets

We have a balanced portfolio between national security and critical infrastructure and diverse range of end markets. We recognize the importance of driving business focus and will resource/invest in areas where we believe Parsons can have a top position in markets that are high-growth, profitable, and enduring. These include cybersecurity and intelligence, space and missile defense, transportation, environmental remediation, and urban development. We utilize the following strategies, among others, towards achieving this goal:

•
We continuously evaluate and shape our portfolio to divest, exit and de-emphasize lower-performing businesses and markets.
•
We invest in critical, differentiated technology areas, including artificial intelligence, assured position navigation and timing, PFAS remediation, space cyber/electronic warfare, quantum research and product development in areas including defensive cyber, space command and control, intelligent transportation systems, spectrum operations and biometrics.
•
We seek continuous expansion in our focused high-growth markets:
o
Cybersecurity and Intelligence – Continue our growth momentum by offering end-to-end full spectrum cyber operations including solutions, tools, operations and platforms for our U.S. Department of Defense and Intelligence Community customers.
o
Space and Mission Defense – Extend our space situational awareness, small satellite integration and payload, command and control and enterprise ground systems and assured position, navigation and timing solutions to our current space customers and to new space and geospatial customers in the government and commercial space markets. Support our customer’s integrated air and missile defense strategy and deployment. Provide thought leadership in evolving areas, including hypersonic defense.
o
Critical Infrastructure Protection – Provide critical infrastructure protection in sectors where we have installed base, including facilities, health care, transportation, water and energy. Deliver holistic solutions including electronic security systems, cybersecurity, counter unmanned air systems and biometrics.
o
Transportation – Capitalize on the increased IIJA funding and increased global transportation and infrastructure spending to further our roads and highways, bridges, rail and transit, and aviation business. Capitalize on broadband and environmental spend in areas where Parsons is differentiated. Leverage technology to drive smart, sustainable infrastructure.
o
Environmental remediation – Leverage our specialized skill and experience with respect to remediating mines and oil wells and eliminating emerging contaminants. Apply our design capabilities and innovative technologies to modernize, upgrade and create new water/wastewater treatment systems. Lead elimination of emerging contaminants (PFOS) from our soil, groundwater and surface water.
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

Mergers and Acquisitions

We continue to pursue the acquisition and integration of high growth, technology driven companies which meet the following criteria:

•
Financial performance goals: >10% top line growth, >10% Adjusted EBITDA margin, and strong cash flow
•
Align to our six focused markets

•
Technology differentiation: fill technology gaps, drive end-to-end solutions, move up the value chain, scale within and across our businesses and add valuable intellectual property rights

Our objective is to continue to transform our business into an integrated, full life-cycle solutions integrator that delivers scalable solutions and drives revenue growth, expanded margins, and strong cash flows.

Backlog

We view growth in total backlog as a key measure of our business growth. We define backlog to include the following two components:

•
Funded—Funded backlog represents the revenue value of orders for services under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts.
•
Unfunded—Unfunded backlog represents the revenue value of orders for services under existing contracts for which funding has not been appropriated or otherwise authorized less revenue previously recognized on these contracts. Unfunded backlog does not include potential task orders expected to be awarded under multiple awards IDIQ contract vehicles, where task orders are competitively awarded and separately priced.

Backlog includes (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

Our backlog includes orders under contracts that can extend for several years. For example, the U.S. Congress generally appropriates funds for our U.S. federal government customers on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, our federal contracts typically are only partially funded at any point during their term. All or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.

As of December 31, 2023, our total backlog was approximately $8.6 billion, consisting of $5.0 billion of funded backlog and $3.6 billion of unfunded backlog. We expect to recognize $3.8 billion of our funded backlog as of December 31, 2023 as revenues in the following twelve months. However, our government customers may cancel their contracts with us at any time through a termination for convenience or may elect to not exercise option periods under such contracts. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed.

Competition

The industries we operate in consist of a large number of enterprises ranging from small, niche-oriented companies to multi-billion-dollar corporations that serve many governmental and commercial customers. We compete on the basis of our technical expertise, technological innovation, our ability to deliver cost-effective multi-faceted solutions and services in a timely manner, our reputation and relationships with our customers, qualified and/or security-clearance personnel, and pricing. Our peer group competitors in Federal Solutions are U.S. federal systems integrators and service providers such as Booz Allen Hamilton, CACI International Inc, Leidos Holdings, Inc., and Science Applications International Corporation. Our main competitors in Critical Infrastructure include AECOM, Jacobs Solutions Inc., Stantec, Tetra Tech, Inc., and WSP.

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

Our professionals are highly educated, with a wide range of technical acumen and in-depth domain knowledge and expertise. Our culture and values enable us to continue attracting qualified talent, particularly those with security clearances and requisite skills in multiple areas, including Project Management, Engineering, Software Development, Cyber, Data Analytics, Environmental and Architecture. Our employees hold more than 15,000 degrees and professional credentials as of December 31, 2023. Our diverse teams understand our clients and are comprised of technology subject matter experts and professionals with deep knowledge and experience.

Diversity, Equity and Inclusion

Embracing diversity, equity and inclusion (DEI) in all aspects of our business is fundamental to our corporate culture and vital to our continued growth and success. Our DEI Council is composed of a diverse cross section of employees in the organization, representing different markets, regions, disciplines, and levels. As a destination employer, we are invested in attracting and developing top talent. To that end, we believe that to make continued progress we must implement effective initiatives built into the employee life cycle. Our DEI initiatives embody the unique qualities of our employees and encourage a workforce comprised of people with diverse backgrounds, beliefs, and experiences. We are proud of our evolving culture to promote diversity, equity and inclusion to foster a sense of belonging.

We believe in doing right by the communities we serve, and we have policies prohibiting discrimination (age, race or ethnicity, gender/gender identity, religion, sexual orientation, or disability), child labor and human trafficking. We believe that Parsons is the place for our diverse employees to make a difference. In 2023, we kept our diversity goal to our short-term incentive plan design to drive desired outcomes and higher overall representation for global female representation and US ethnicity representation. In both areas, we have seen an overall increase (3.6% increase in the number of females and 4.2% in US leadership ethnicity) since 2022. This improvement was largely attributed to strong hiring in 2023 globally and lower overall attrition.

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

This year, we saw some of our highest participation rates among our business groups and functions, with an overall response of 54 percent, which is higher than last year’s overall rate of 48 percent. We are also pleased that our employee engagement score was 78 against a benchmark of 75.

At the highest level, our results describe an organization with a strong performance-driven and team-based culture.

Employee Recognition

As a people first organization, we are dedicated to recognizing employee performance and promoting a culture of recognition. We are immensely proud to maintain a formal employee recognition program that is 100% developed and maintained in-house – a rare accomplishment in our industry. We approach company culture this way: recognition is a mindset.

The Distinguished Recognition and Incentive Program, affectionately known as the DRIVE Program, recognizes, rewards, and encourages high-caliber work. The DRIVE program is comprised of nine distinct award levels, each with its own criteria, workflow, and rewards – some monetary and some non-monetary. The program is open to all part- and full-time employees around the globe, and awards can be distributed from supervisor to team or team member, individual contributor to supervisor, and from peer to peer. That flexibility is what we are most proud of—all employees can recognize someone else or be recognized themself. In 2023, we are pleased that over 3,200 DRIVE awards were conveyed to our employees with monetary awards totaling over $5.8 million.

Mentoring

Parsons has a robust mentoring program that facilitates several types of pairings, including senior leaders and employees, peer-to-peer, veterans-to-veterans, and early career professionals with more experienced employees. Employees choose their own mentor and work closely with them to design a mentoring relationship that is tailored to meet their unique goals. Resources are provided to both mentors and mentees to ensure a successful and enriching experience for both. Most Parsons’ Vice Presidents and above are available and engaged in mentoring relationships thus actively fostering a culture of employee growth and development.

Career Development

•
Parsons Learning Series – This program is open to all employees and consists of live, virtual one-hour courses across a wide range of topics appealing to both employees and managers. One or two topics are delivered each month. The live sessions are held at three separate times on the same day to accommodate our global workforce, and sessions are recorded and made available following live session dates.
•
Engaged Leadership Program (ELP) – This 4-month, cohort-based program helps people and project managers develop their management and leadership skills through learning about and then applying new skills on the job. The extended nature of this program fosters a collaborative environment and builds cross-organizational relationships among participants.
•
Intentional Leadership Program (ILP) – This is a program for senior leaders, Director level and above. Participants will complete a facilitated 2-day curriculum designed to strengthen senior leadership skills and help participants intentionally define their own leadership approach while fostering cross-organizational communication and relationship-building.
•
Fellows Program - recognizes our top technical experts and promotes innovation in solving our customers’ most difficult technical challenges. It is a collaborative network of over fifty selected motivated and passionate subject matter experts working to solve technical challenges through either strategic research and development or through the development of long-term technical policies and best practices. The program defines its success through engagement, mentorship, and retention. Every benefit that collaboration among the Fellows offers is expressed by the idea that the individual is brilliant, but a group of brilliant individuals acting as one can be more powerful and enable Parsons to accomplish even more in our quest to deliver a better world.

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

Employee Stock Ownership Plan

At December 31, 2023, approximately 6,551 of our employees participated in our Employee Stock Ownership Plan (ESOP) which held 59,879,857 shares at December 31, 2023. Our employees own approximately 40% of the total outstanding shares in the ESOP. In December 2020, the board of directors approved an amendment to the ESOP to provide greater diversification rights to participants. The amendment provides that, with respect to all diversifications elected or processed after January 1, 2021, the definition of a qualified participant shall mean a participant who has attained the age of 50 and who has completed at least three years of participation in the ESOP and other criteria. Each qualified participant shall generally be permitted to direct the ESOP as to the diversification of 50% of the value of the eligible vested portion of the participant’s ESOP account. Further, in January 2021, the board of directors approved an amendment to the ESOP whereby distributions to participants in the Plan were modified as follows: (1) the threshold amount of an ESOP participant’s balance to be eligible for a single lump sum distribution was increased from $20,000 or less to $500,000 or less; (2) the threshold balance for a participant to be eligible to receive payment in two annual installments was increased from $40,000 or less to $750,000 or less; and (3) the threshold balance for a participant to be eligible to receive payment in three annual installments was increased to greater than $750,000. This change was made to facilitate greater flexibility for certain eligible participants to receive their balances in fewer installments and to accelerate the increase in publicly traded float for the Company’s common stock. In April 2022, the board of directors approved an amendment providing for lump sum distributions to participants and removing the annual installments. Annual diversification elections and five-year vested termination distributions are not impacted by this amendment and will still occur annually and over installments as outlined in the Plan.

Employee Stock Purchase Plan

At the 2020 Annual Meeting of Parsons’ Shareholders, the shareholders approved the implementation of the Employee Stock Purchase Plan (ESPP). The ESPP provides an opportunity for eligible employees (as defined in the ESPP) to purchase Parsons’ stock. By participating in the ESPP, an eligible employee may purchase Parsons’ shares at a 5% discount from the New York Stock Exchange closing price at the end date for each offering period (June 30th and December 31st of each year). In 2021, the Compensation and Management Development Committee of the Parsons’ Board of Directors approved a special three-month offering period for eligible employees of BlackHorse Solutions and its eligible subsidiary companies. During 2023 and 2022, our employees purchased approximately 116,650 and 131,000 shares, respectively, of Parsons’ stock.

Stock Repurchase Plan

On August 9, 2021, the board of directors authorized Parsons Corporation to acquire a number of shares of common stock having an aggregate market value of not greater than $100,000,000 from time to time, commencing on August 12, 2021. In August 2022, the Board amended the stock repurchase program and authorized executive management to determine an acceptable price for repurchasing such shares. The Board authorized management to execute any agreements providing for the repurchase of the Company’s stock, subject to such conditions, on behalf of the company in such lots, blocks or other amounts, from such persons or entities, from such sources, on the open market, in privately negotiated transactions, or otherwise, on such terms and conditions, from time to time, in accordance with applicable federal and state regulations. As of December 31, 2023, the company had repurchased 1,426,476 shares of common stock at an average price per share of $38.35 (including commissions calculated at the average price per share) for a total amount of $54.7 million.

Intellectual Property

Our intellectual property portfolio consists of issued and pending patents as well as trademarks for many of our technologies. In addition, we maintain a number of trade secrets that we endeavor to protect to ensure their continuing availability to us. Our technical expertise is vital to our growth strategy, and we believe they are a core competitive advantage. We have 33 registered patents and 14 pending patents in the United States and 6 pending patents internationally. We have 77 trademarks and 4 pending trademark applications in the United States, and 105 trademarks and 16 pending trademark applications internationally. We also currently offer 37 products for sale to our global customers.

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

In 2019, the U.S. Department of Defense announced the development of Cybersecurity Maturity Model Certification (“CMMC”) as a framework to assess and enhance the cybersecurity posture of the Defense Industrial Base (“DIB”), particularly as it relates to controlled unclassified information within the supply chain. CMMC is designed to ensure that contractors providing services to the U.S. Department of Defense have implemented cybersecurity controls and processes to adequately protect information that resides on DIB systems and networks. The U.S. Department of Defense issued an interim rule on September 29, 2020 to amend the Defense Federal Acquisition Regulation Supplement (DFARS) to include one new provision and two new contract clauses. The Department of Defense (DoD) published changes to the CMMC program (version2.0) in December 2023. The CMMC program will go into effect (and into contracts) in Q1 2025. As part of the Defense Contract Management Agency (DCMA) Joint Surveillance Voluntary Assessment Program, Parsons identified an authorized certified third-party assessment organization (C3PAO), that along with Defense Industrial Base Cybersecurity Assessment

Center (DIBCAC) conducted a High Confidence (CMMC level 2) Assessment for Parsons FedNet® Secure environment in July 2023. Parsons is currently DFARS/NIST 800-171 compliant with an associated Supplier Performance Risk System (SPRS) score reported. All 110 control requirements and 320 control objectives with NIST 800-171 were deemed 100% satisfied per DIBCAC’s official report and posting to DoD’s SPRS. Parsons anticipates expanding the CMMC Level 2 certification to additional networks in 2024.

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

Executive Officers

Carey A. Smith, age 60, was appointed Chair of the Board of Directors on January 18, 2022, effective April 14, 2022. She became the President and Chief Executive Officer on July 1, 2021 and was appointed to the board of directors in December 2020. She was initially appointed as President and Chief Operating Officer in November 2019, Chief Operating Officer in November 2018 and led Parsons’ Federal Solutions business from November 2016. Before joining Parsons, Ms. Smith served in progressive leadership roles at Honeywell International Inc. (“Honeywell”) from 2011 to 2016, including President of the Defense and Space business unit. In total, Ms. Smith has 38 years of industry experience spanning the defense, intelligence and infrastructure markets. Ms. Smith serves on the Edison International board of directors, including on the Compensation and Executive Personnel and Safety and Operations Committees. She serves on one non-profit company board, the Professional Services Council, and she is a National Association of Corporate Directors (NACD) Directorship (NCADD.DC) and Cyber Certified. Ms. Smith received an honorary doctorate degree from Ohio Northern University, a Master of Science degree in electrical engineering from Syracuse University and a bachelor-of-science in electrical engineering from Ohio Northern University. She received the GovCon Executive of the Year award in 2023. Ms. Smith was selected to serve on our board of directors because of the perspective and experience that she brings as our CEO and due to her significant industry and operations experience.

Matthew Ofilos, age 44, was appointed Chief Financial Officer of Parsons Corporation effective July 25, 2022. Mr. Ofilos previously served as the Parsons’ executive vice president of finance and brings more than twenty years of finance experience and a proven track record of delivering profitable growth and building high-performance finance teams to the role. As executive vice-president, Mr. Ofilos led the company’s financial operations, including project controls, financial planning, accounting, treasury, and financial systems. Prior to joining Parsons in 2021, he led multi-billion-dollar finance organizations, including those for Amazon Web Services (AWS) Worldwide Public Sector and Strategic Industry businesses. Prior to AWS, he held roles of increasing responsibility at Raytheon, concluding his tenure as CFO for the Space and Command & Control businesses for the Intelligence, Information and Services segment. Mr. Ofilos holds a Master of Business Administration from Boston University and a Bachelor of Science from Babson College.

Michael R. Kolloway, age 63, was appointed General Counsel and Corporate Secretary of Parsons Corporation in October 2017 and later became our Chief Legal Officer in January 2019. Before assuming the role of General Counsel and Corporate Secretary, Mr. Kolloway served as Deputy General Counsel – Americas from March 2016 through October 2017. Before joining Parsons, Mr. Kolloway served as Senior Vice President and Assistant General Counsel for Operations and Risk Management at AECOM

Technology Corporation, a publicly traded company. Prior to his tenure at AECOM, Mr. Kolloway was a partner in the Chicago law firm of Rock, Fusco & Garvey, Ltd and a member of the Federal Trial Bar for the Northern District of Illinois. Mr. Kolloway received his Bachelor of Arts degree from St. Norbert College, his Juris Doctor from the University of Illinois College of Law and completed the General Counsel Program at the Harvard University School of Law. Mr. Kolloway served on the Board of Directors for MUSE/IQUE based in Pasadena, California. He is a member of the Association of Corporate Counsel and the In-House Mentorship Committee for the Charlotte Chapter.

Susan Balaguer, age 54, was appointed as Chief Human Resources Officer of Parsons Corporation effective July 16, 2021. Ms. Balaguer is responsible for all aspects of the human resources function, including benefits, recruitment, retention, and the employee lifecycle and employee experience for the company. Ms. Balaguer has over thirty years of extensive experience in global human resources for public and private companies, and over twelve years of experience with public and private mergers and acquisitions, private equity, and large-scale business integrations. Before joining Parsons in 2021, she served as the Chief Human Resources Officer at Serco North America and Engility. She also previously served as the senior vice president of HR operations at CACI and, for over twenty years, she held progressive HR leadership positions at Raytheon. Ms. Balaguer is an executive sponsor for the Diversity, Equity and Inclusion Council and sits on the Mid Atlantic Organizational Development Executive Roundtable.

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
•
Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by pandemics, epidemics, or other public health emergencies, such as the global COVID-19 pandemic and variants thereof. The pandemic resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. While many of these restrictions have been removed or reduced, the spread of new variants or viruses may result in the imposition of additional restrictions. In addition, governments and central banks in several parts of the world have enacted, or may enact in the future, fiscal and monetary stimulus measures to counteract the impacts of any such emergency. The extent to which any emergency may impact our business will depend on future developments, which are highly uncertain and unpredictable, and the resultant financial impact cannot be estimated reasonably at this time but may materially adversely affect our ability to collect accounts receivables and our business, results of operations, financial condition and cash flows. Further, the economic impact of such events may cause extreme volatility in financial and other capital markets which may continue to adversely impact our stock price and our ability to access capital markets. Health emergencies may also have the effect of heightening many of the other risks described in this Annual Report on Form 10-K for the year ended December 31, 2023, such as those relating to government spending and priorities.

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

We derive, and expect to continue to derive, a significant portion of our revenue from contracts with government entities. As a result, our business depends upon continued government expenditures on defense, intelligence, civil and engineering programs for which we provide support, both among foreign governments and at federal, state and local levels domestically. These expenditures have not remained constant over time. Our business, prospects, financial condition or operating results could be materially harmed, among other causes, by the following:

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
•
continuing resolutions (CRs) which are temporary spending bills that allow federal government operations to continue when final appropriations have not been enacted. CRs generally continue the level of funding from the prior year’s appropriations or the previously approved CR from the current year;
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

In particular, with regard to our largest single customer, the U.S. federal government, budget deficits, the national debt and the prevailing economic condition, and actions taken to address them, could continue to negatively affect the U.S. government expenditures on defense, intelligence and civil programs for which we provide support. There remains uncertainty as to the final fiscal year 2024 budget and if the Fiscal Responsibility Act reduction will impact it. However, a reduction in the amount of or delays or cancellations of funding for, services that we are contracted to provide to the U.S. Department of Defense as a result of any of these initiatives, legislation or otherwise could have a material adverse effect on our business, financial condition and results of operations.

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

The U.S. federal government and its agencies, including the military and intelligence community, collectively are our largest customer. In particular, it represents substantially all of the revenue of our Federal Solutions segment. Approximately 18% and 17% of accounts receivable as of December 31, 2023 and December 31, 2022, respectively were derived from contracts with the U.S. federal government and its agencies. Our reputation and relationships with various U.S. government entities and agencies, and in particular with the U.S. Department of Defense, the Federal Aviation Administration, the United States intelligence community and the U.S. Department of Energy are key factors in maintaining and growing these revenues and winning new bids for new business. Negative press reports or publicity, regardless of accuracy, could harm our reputation. If our reputation or relationships with government agencies were to be negatively affected, or if we are suspended or debarred from contracting with government agencies for any reason, the amount of business with government and other customers would decrease and our financial condition and results of operations could be adversely affected.

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
•
for contracts subject to the Truthful Cost and Pricing statute, reduce the contract price or cost where it was increased because a contractor or subcontractor furnished cost or pricing data during negotiations that was not complete, accurate and current;
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

We have submitted claims and change orders to clients for work we performed beyond the initial scope of some of our contracts. If these clients do not approve these claims and change orders, our results of operations could be adversely impacted.

We typically have pending claims and change orders submitted under some of our contracts for payment of work performed beyond the initial contractual requirements for which we have already recorded revenue. Our client may dispute these change orders and claims, and we cannot guarantee that such claims will be approved in whole, in part, or at all. Often, these claims and disputes can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims and disputes will be fully resolved. We may also renegotiate contracts to address these additional costs. When these types of events occur, we have used working capital in projects to cover cost overruns. If our claims are not approved or resolved, our revenue may be reduced in future periods.

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

13% of our revenue during fiscal 2023, 12% of our revenue during fiscal 2022 and 11% of our revenue during fiscal 2021 was derived from our operations through consolidated joint ventures. In addition, 3.9% of our revenue during fiscal 2023, 5.1% of our revenue during fiscal 2022 and 5.6% of our revenues in fiscal 2021 related to services we provided to our unconsolidated joint ventures, where control resides with unaffiliated third parties, and 16.6% of our operating income during fiscal 2023, 8.8% of our operating income during fiscal 2022 and 27.8% of our operating income during fiscal 2021 was derived from equity in our unconsolidated joint ventures. As with most joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture partners and we typically have joint and several liability with our joint venture partners under the applicable contracts for joint venture projects. These factors could potentially adversely impact the business and operations of a joint venture and, in turn, our business and operations.

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

We have investments in and commitments to joint ventures with unrelated parties. These joint ventures from time to time may borrow money to help finance their activities and, in some circumstances, we may be required to provide guarantees of the obligations of our affiliated entities. As of December 31, 2023, we had $147.7 million of letters of credit and guarantees that relate to joint ventures. If these entities are not able to honor their obligations under the guarantees, we may be required to expend additional resources or suffer losses, which could be significant.

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

Revenue derived from fixed-price contracts represented 33% of our total revenue during fiscal 2023, 27% of our total revenue during fiscal 2022, and 26% of our total revenue during fiscal 2021. When making proposals on fixed-price contracts, we rely heavily on our estimates of costs, scope and timing for completing the associated projects, as well as assumptions regarding technical issues. In particular, contracts in our Critical Infrastructure segment are often won in a hard-bid process, in which clients primarily select the lowest price from a qualified bidder with the understanding that they will not pay above the bid amount, even if we perform work beyond the initial scope of our contract. In each case, our failure to accurately estimate costs, scope or the resources and technology needed to perform our contracts or to effectively manage and control our costs during the performance of work could result, and in some instances has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in connection with the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control, such as performance failures of our subcontractors, natural disasters or other force majeure events, could make our contracts less profitable than expected or unprofitable.

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

As of December 31, 2023, we had goodwill and intangible assets of $2.1 billion. Goodwill is tested for impairment annually, or more often if indicators of potential impairment exist, and intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Examples of events or changes in circumstances indicating that the carrying value of goodwill may not be recoverable could include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key contracts, customer relationships, or personnel that affect current and future operating cash flows of the reporting unit. Any future impairment of goodwill or other intangible assets would have a negative impact on our profitability and financial results.

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

Revenue attributable to our services provided outside of the United States as a percentage of our total revenue was 24.4% in 2023, 24.9% in 2022 and 25.0% in 2021. There are risks inherent in doing business internationally, including:

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

We currently have operations in the Middle East, including in Oman, Qatar, Saudi Arabia and the United Arab Emirates. This part of the world often has conflicts, such as the current Israel-Hamas situation. Further, we may undertake work in other countries that may experience turmoil, political upheaval, or other similar crises. This uncertainty may affect our ability to continue our projects in these regions due to lack of resources, local support, and safety for our workers. If we are unable to finish these projects, it is likely that our finances will be impacted. Furthermore, we may experience liability regarding our employees and their safety and security in these locations. We also may incur material costs to maintain the safety of our personnel. Despite these precautions, the safety of our personnel in these locations may continue to be at risk. Acts of terrorism and threats of armed conflicts in or around various areas in which we operate could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts, or the loss of key employees, contractors or assets.

We operate in many different jurisdictions, and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws.

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

As of December 31, 2023, our total backlog was $8.6 billion, of which $5.0 billion was funded. Our backlog includes orders under contracts that can extend for several years. We historically have not realized all of the revenue included in our total backlog, and we may not realize all of the revenue included in our total backlog in the future. There is a somewhat higher degree of risk in this regard with respect to unfunded backlog and backlog related to unexercised options years and IDIQ contracts for which task orders have not yet been issued. In addition, there can be no assurance that our backlog will result in actual revenue in any particular period. This is because the actual receipt, timing and amount of revenue under contracts included in backlog are subject to various contingencies, including congressional appropriations, many of which are beyond our control. In particular, delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions could adversely affect our ability to timely recognize revenue under our contracts included in backlog. Furthermore, the actual receipt of revenue from contracts included in backlog may never occur or may be delayed because: a program schedule could change or the program could be canceled; a contract’s funding or scope could be reduced, modified, delayed or terminated early, including as a result of a lack of appropriated funds or as a result of cost cutting initiatives and other efforts to reduce government spending; in the case of funded backlog, the period of performance for the contract has expired; in the case of unfunded backlog, funding may not be available; in the case of backlog related to unexercised option years, the contract option is not yet exercised or may ever be exercised; and, in the case of backlog related to IDIQ contracts where task orders have not been issued, no further task orders may be issued. In addition, headcount growth is the primary means by which we are able to achieve revenue growth. Any inability to hire additional appropriately qualified personnel or failure to timely and effectively deploy such additional personnel against funded backlog could negatively affect our ability to grow our revenue. We may also not recognize revenue on funded backlog due to, among other reasons, the tardy submissions of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the U.S. government’s fiscal year. The amount of our funded backlog is also subject to change, due to, among other factors: changes in appropriations that reflect changes in government policies or priorities resulting from various military, political, economic or international developments; changes in the use of government contracting vehicles, and the provisions therein used to procure our services; and adjustments to the scope of services under, or cancellation of contracts, by the applicable government at any time. Furthermore, even if our backlog results in revenue, the contracts may not be profitable.

If we cannot collect our receivables or if payment is delayed, our business may be adversely affected by our inability to generate cash flow, provide working capital or continue our business operations.

As of December 31, 2023, our accounts receivable, net was $915.6 million. We depend on the timely collection of our receivables to generate cash flow, provide working capital and continue our business operations. If our customers fail to pay or delay the payment of invoices for any reason, our business and financial condition may be materially and adversely affected. Our customers have in the past and may in the future delay or fail to pay invoices for a number of reasons, including lack of appropriated funds, lack of an approved budget or as a result of audit findings by government regulatory agencies. We also experience longer payment cycles in the Middle East. We cannot assure you that we will collect all our accounts receivable in excess of our allowance for doubtful accounts in a timely manner, which would impact our cash flows.

The agreements governing our debt contain a number of restrictive covenants which may limit our ability to finance future operations, acquisitions or capital needs or engage in other business activities that may be in our interest.

As of December 31, 2023, our total indebtedness was approximately $746 million. Our Credit Agreement and the agreements governing our Delayed Draw Term Loan and Convertible Notes contain a number of covenants that impose operating and other restrictions on us and our subsidiaries. Such restrictions affect or will affect, and in many respects limit or prohibit our ability and the ability of our subsidiaries to, among other things:

•
incur additional indebtedness;
•
create liens;
•
pay dividends and make other distributions in respect of our equity securities;
•
redeem our equity securities;
•
make loans, advances, investments or other restricted payments;
•
sell assets or receivables;
•
engage in certain business activities;
•
amend our ESOP’s plan documents;
•
enter into transactions with affiliates; and
•
effect mergers or consolidations.

In addition, our Credit Agreement also requires us to comply with certain financial ratio covenants, including a debt leverage ratio and a interest charge coverage ratio. Our ability to comply with these ratios may be affected by events beyond our control.

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

We are signatory to twenty-four union collective bargaining agreements as of December 31, 2023; however, currently Parsons only employs union personnel on three of the twenty-four agreements Consisting of approximately 300 employees. For the other twenty-one, we have negotiated and/or signed agreements on behalf of our customers in a program management role, are part of a joint-venture partnership where the construction contractor employs the union personnel, or the project does not currently have a need for the type of work covered by the applicable union agreement. The outcome of any future negotiations relating to union representation or collective bargaining agreements for these or other employees in the future may not be favorable to us. We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefit expenses. In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations. If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

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

The market price of our stock may be influenced by many factors, some of which are beyond our control, including the following:

•
the opinions and estimates of any securities analysts who publish research about us;
•
announcements by us or our competitors of significant contracts, acquisitions or capital commitments;
•
variations in quarterly operating results;
•
changes in general economic or market conditions or trends in our industry or the economy as a whole;
•
future sales of our common stock; and
•
investor perception of us and the industries we operate in.

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

Quarterly operating results may fluctuate. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. Our operating results and the trading price of our shares may fluctuate in response to various factors, including:

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
•
exchange rate fluctuations; and
•
other events or factors, including those from natural disasters, war, actors of terrorism or responses to these events and pandemics, such as the COVID-19 pandemic.

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

At December 31, 2023, we had 146,341,363 shares of our common stock issued and 105,839,978 outstanding. Of these shares, 59,879,857 shares are owned by the ESOP, 45,960,122 shares are publicly owned, and 40,501,385 shares are Treasury stock. We are party to a registration rights agreement with the ESOP Trustee, providing the ESOP with certain demand registration rights related to shares held by the ESOP in the event the ESOP Trustee determines in good faith, in exercising its fiduciary duties under ERISA, that the ESOP is required to sell its shares, which we believe is only likely to occur if our business, financial condition or results of operations have materially and adversely deteriorated.

Qualifying ESOP participants have the right to receive distributions of shares of our common stock from the ESOP and can sell such shares in the market.

As of December 31, 2023, there were 59,879,857 shares of common stock held in the ESOP. Shares held in the ESOP are eligible for sale in the public market, subject to applicable Rule 144 limitations, vesting restrictions and any applicable market standoff agreements and lock-up agreements. Participants are generally entitled to distributions from the ESOP only following termination of employment or upon death and in order to diversify their accounts upon attaining a specified age and completing a specified number of years of service. As previously noted in the section of Part 1, Item 1 entitled “Employee Stock Ownership Plan”, in December 2020, the board of directors approved an amendment to the Employee Stock Ownership Plan to provide more flexible diversification rights for participants, and in January 2021, the board of directors approved the modification of the thresholds for distributions to participants in the ESOP effective March 1, 2021. In April 2022, the board of directors approved an amendment providing for lump sum distributions to participants and removing the annual installments. Annual diversification elections and five-year vested termination distributions are not impacted by this amendment and will still occur annually and over installments as outlined in the Plan.

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

We have an aggregate of 853,658,637 shares of common stock authorized but not outstanding and not reserved for issuance under our 2021 Plan, under our existing Incentive Plans or otherwise. We may issue all of these shares without any action or approval by our stockholders. The issuance of additional shares could be dilutive to existing holders. We historically have made annual contributions of our common stock to the ESOP. We made contributions of 915,113 shares in fiscal 2023, 1,188,129 shares in fiscal 2022, and 1,631,477 shares in fiscal 2021 of our common stock to the ESOP and intend to continue to make annual contributions in shares of our common stock to the ESOP. In fiscal 2023, 2022 and 2021, we made annual contributions to the ESOP in shares of our common stock in the amount of 8% of the participants’ cash compensation for the applicable year (net of shares forfeited by participants in the applicable year). For future fiscal years, the annual contribution to the ESOP shall be in amounts as determined by the board of directors.

Your ability to influence corporate matters may be limited because the ESOP beneficially owns a majority of our stock and therefore our ESOP participants, voting the shares allocated to them under the ESOP, or the ESOP Trustee, who will have the right to vote shares for which no voting instructions are provided by employees, could have substantial control over us.

Our common stock has one vote per share. The ESOP beneficially owns approximately 57% of our outstanding common stock, 40% of which is owned by current employees of Parsons Corporation. Under the terms of the ESOP, each participant has the ability to direct the ESOP Trustee on the voting of the shares allocated to his or her account under the ESOP. However, the ESOP Trustee will vote any shares that a participant does not direct the voting, or any shares that are held by the ESOP which are not allocated to participants’ accounts. As such, the ESOP Trustee may be able to exercise a greater influence than otherwise over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

The ESOP holds common stock representing approximately 57% of the voting power of our common stock as of December 31, 2023. As a result, we are considered a “controlled company” for the purposes of New York Stock Exchange (“NYSE”) rules and corporate governance standards. As a controlled company, we are exempt from certain NYSE corporate governance requirements, including those that would otherwise require our board of directors to have a majority of independent directors and require that we either establish compensation and nominating and corporate governance board committees, each comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees for directors are determined or recommended to the board of directors by the independent members of the board of directors. While we intend to have a majority of independent directors, and our compensation and nominating and corporate governance committees to consist entirely of independent directors, we may decide at a later time to rely on one of the “controlled company” exemptions. Accordingly, our common stock may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We use NIST Cybersecurity Framework and CIS Critical Security Controls as a guide to help us identify, assess, and manage cybersecurity relevant to our business. This does not imply that we meet any particular technical standards, specifications, or requirements.

Our cybersecurity risk management program is integrated with our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. Our cybersecurity risk management program includes the following key elements:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, services, and our broader enterprise IT environment;
•
a team comprised of IT security, IT infrastructure, and IT compliance personnel principally responsible for directing (1) our cybersecurity risk assessment processes; (2) our security processes; and (3) our response to cybersecurity incidents;
•
the use of external cybersecurity service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;

•
cybersecurity awareness training of employees with access to our IT systems;
•
a cybersecurity incident response plan and Security Operations Center to respond to cybersecurity incidents;
•
a third-party risk management process for service providers.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial conditions, as we have described in the Risk Factors section of this Form 10-K.

Cybersecurity Governance

Our Board considers cybersecurity risk as critical to the enterprise and delegates the cybersecurity risk oversight function to the Audit and Risk Committee. The Audit and Risk Committee oversees management’s design, implementation, and enforcement of our cybersecurity risk management program.

Our Chief Security Officer reports to the Chief Technology Officer and works closely with the Chief Legal Officer to ensure that all disclosure or reporting requirements are satisfied if an incident were to occur. The Chief Security Officer leads Parsons’ overall cybersecurity function and provides quarterly reports to the Audit and Risk Committee on our cybersecurity risks, including briefings on our cybersecurity risk management program and cybersecurity incidents. The Audit and Risk Committee also receives periodic presentations on relevant cybersecurity topics as part of the Committee and the Board’s continuing education on topics that impact public companies.

Our Chief Security Officer supervises efforts to prevent, detect, mitigation and remediate cybersecurity risks and incidents through various means, which include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external cybersecurity service providers; and alerts and reports produced by security tools deployed in the IT environment. Our Chief Security Officer is responsible for assessing and managing our material risks from cybersecurity threats and has primary responsibility for leading our overall cybersecurity risks management program and supervises both our internal cybersecurity personnel and our external cybersecurity service providers. Our Chief Security Officer has significant global experience in managing and leading IT and cybersecurity teams and holds cybersecurity certifications from leading cybersecurity training and research institutes.

Item 2. Properties.

Our headquarters are located in Chantilly, Virginia. As of December 31, 2023, we leased 272 commercial facilities (including our headquarters) with an aggregate of approximately 2.6 million square feet of space across 36 U.S. states and 16 countries used in connection with the various services rendered to our customers. Additionally, we operate at several customer-accredited Sensitive Compartmented Information Facilities, which are highly specialized, secure facilities used to perform classified work for the United States intelligence community. We also have employees working at customer sites throughout the U.S. and in other countries. We believe our facilities are adequate for our current and presently foreseeable needs.

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

In September 2015, a former Parsons employee filed an action in the United States District Court for the Northern District of Alabama against us as a qui tam relator on behalf of the United States (the “Relator”) alleging violation of the False Claims Act. The plaintiff alleges that, as a result of these actions, the United States paid in excess of $1 million per month between February and September 2006 that it should have paid to another contractor, plus $2.9 million to acquire vehicles for the contractor defendant to perform its security services. The lawsuit sought (i) that we cease and desist from violating the False Claims Act, (ii) monetary damages equal to three times the amount of damages that the United States has sustained because of our alleged violations, plus a civil penalty of not less than $5,500 and not more than $11,000 for each alleged violation of the False Claims Act, (iii) monetary damages equal to the maximum amount allowed pursuant to §3730(d) of the False Claims Act, and (iv) Relator’s costs for this action, including recovery of attorneys’ fees and costs incurred in the lawsuit. The United States government did not intervene in this matter as it is allowed to do so under the statute. The court heard dispositive motions in 2023, including Parsons’ motion for summary judgment. We are awaiting the court’s rulings upon such motions, which will determine whether a trial will be necessary for this matter in 2024.

On November 28, 2023, a Proposed Statement of Decision was filed with the clerk of the Superior Court of the State of California In and For the County of San Mateo proposing an award of damages in the total amount of approximately $102.5 million in favor of Parsons Transportation Group, Inc. and against Alstom Signaling Operations LLC (Alstom") (including approximately $62.5 million relating to claims assigned to Parsons pursuant to a prior settlement with the Peninsula Corridor Joint Powers Board and approximately $40 million attributable to Parsons’ contractual and indemnification claims). This proposed award relates back to a lawsuit Parsons initially filed against the Peninsula Corridor Joint Powers Board for breach of contract and wrongful termination in February 2017 (which was settled between Parsons and the Joint Powers Board in 2021) and a cross-complaint filed against Alstom Signaling Operations LLC in November 2017, as subsequently amended, for breach of contract, negligence and intentional misrepresentation. Alstom filed objections to the Proposed Statement of Decision, and Parsons has filed its responses to the objections. It is anticipated that the court will enter a final decision in the first quarter of 2024.

At this time, the Company is unable to determine the probability of the outcome of the litigation.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NYSE under the ticker symbol “PSN”.

Dividend Policy

During the years ended December 31, 2023, 2022 and 2021, the Company did not declare any dividends. We currently do not intend to declare or pay any cash dividends in the foreseeable future. Any determination to pay dividends on our capital stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, restrictions under our Convertible Senior Notes, or the Delayed Draw Term Loan and Credit Agreement, and other factors that our board of directors considers relevant.

Shareholders

According to the records of our transfer agent, there were three shareholders of record as of February 5, 2024.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2023 regarding compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	-			1,463,790	(2)
Equity compensation plans not approved by security holders	2,093,336	(3)		8,238,003	(4)
Total	2,093,336			9,701,793

(1)
Consists of the 2020 Employee Stock Purchase Plan.
(2)
Amount represents 1,463,790 shares remaining available for future issuance under the 2020 Employee Stock Purchase Plan (of which 52,364 shares were purchased pursuant to the offering period that ended on December 31, 2023).
(3)
Amount represents the sum of 2,093,336 shares of common stock subject to outstanding RSU and PSU awards under the 2019 Incentive Plan (with PSU awards reflected at “target” levels),
(4)
Amount represents 8,238,003 shares remaining available for future issuance under the 2019 Incentive Plan.

Performance Graph

The following graph compares the cumulative total return, from the date of the Company’s initial public offering (“IPO”) through December 31, 2023, to shareholders of Parsons Corporation common stock relative to the cumulative total returns of the Russell 2000 Index and the Standard and Poor’s IT Consulting & Other Services Index. The graph assumes that the value of the initial investment in our common stock and each of the two indexes was $100 on May 8, 2019, the date of the Company’s IPO, and tracks it through December 31, 2023 (including reinvestment of dividends). The stock performance included in this graph is not necessarily indicative of future stock price performance.

	5/8/19	12/19	12/20	12/21	12/22	12/23

Parsons Corp.	100.00	137.28	121.08	111.91	153.81	208.55
Russell 2000	100.00	105.95	127.10	145.93	116.11	135.76
S&P Composite 1500 IT Consulting & Other Services	100.00	103.18	117.05	161.45	123.35	156.59

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our 2024 Proxy Statement.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On August 9, 2021, the Company’s Board of Directors authorized the Company to acquire a number of shares of Common Stock having an aggregate market value of not greater than $100,000,000 from time to time, commencing on August 12, 2021. The Board further amended this authorization in August 2022 to remove the prior expiration date and grant executive leadership the discretion to determine the price for such share repurchases. Repurchased shares of common stock are retired and included in “Repurchases of common stock” in cash flows from financing activities in the Consolidated Statements of Cash Flows. The primary purpose of the Company’s share repurchase program is to reduce the dilutive effect of shares issued under the Company’s ESOP and other stock benefit plans. The timing, amount and manner of share repurchases may depend upon market conditions and economic circumstances, availability of investment opportunities, the availability and costs of financing, the market price of the Company's common stock, other uses of capital and other factors.

As of December 31, 2023, the Company has spent $54.7 million (which includes commissions paid of $29 thousand) repurchasing 1,426,476 shares of Common Stock at an average price of $38.35 per share.

The following table presents the Company’s purchase of equity securities for the three months ended December 31, 2023.

Period	(a) Total number of shares (or units purchased)	(b) Average price paid per share (or unit) (1)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans programs
October 1 to 31, 2023	-	$-	-	$48,299,563
November 1 to 30, 2023	-	$-	-	48,299,563
December 1 to 31, 2023	47,535	$63.11	47,535	45,299,670
Total	47,535	$63.11	47,535	$45,299,670

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
Lead smart, sustainable infrastructure deployment

Federal Solutions
Deliver information dominance across all domains

FINANCIAL SNAPSHOT

$5.4B
Total Revenue
(FY 2023)

Federal Solutions
55%
Critical Infrastructure
45%

$6.0B
Contract Awards
(FY 2023)

Federal Solutions
54%
Critical Infrastructure
46%

KEY FACTS AND FIGURES

80
Years Of History

~ 18K
Employees

$408M
Cash Flow From Operations
(FY 2023)

1.1X
Book-To-Bill Ratio
Trailing 12-Months (Q4 2023)

$8.6B
Backlog As Of
12/31/2023

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

Overview

We are a leading provider of the integrated solutions and services required in today’s complex security environment and a world of digital transformation. We deliver innovative technology-driven solutions to customers worldwide. We have developed significant expertise and differentiated capabilities in key areas of cybersecurity and intelligence, space and missile defense, critical infrastructure protection, transportation, environmental remediation and urban development. By combining our talented team of professionals and advanced technology, we solve complex technical challenges to enable a safer, smarter, more secure and more connected world.

We operate in two reporting segments, Federal Solutions and Critical Infrastructure. Our Federal Solutions business is an advanced technology provider to the U.S. government. Our Critical Infrastructure business provides integrated design and engineering services for complex physical and digital infrastructure around the globe.

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

Key Metrics

We manage and assess the performance of our business by evaluating a variety of metrics. The following table sets forth selected key metrics (in thousands, except Book-to-Bill):

	Period Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Awards	$5,996,780	$4,274,721	$4,565,792
Backlog (1)	$8,592,271	$8,179,245	$8,346,937
Book-to-Bill	1.1	1.0	1.2

(1)
Difference between our backlog of $8.6 billion and our remaining unsatisfied performance obligations, or RUPO, of $6.4 billion, each as of December 31, 2023, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

Awards

Awards generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Contract awards include both new and re-compete contracts and task orders. Given that new contract awards generate growth, we closely track our new awards each year.

The following table summarizes the total value of new awards for the periods presented below (in thousands):

	Fiscal Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Federal Solutions	$3,259,052	$1,921,123	$2,458,528
Critical Infrastructure	2,737,728	2,353,598	2,107,264
Total Awards	$5,996,780	$4,274,721	$4,565,792

The change in new awards from year to year is primarily due to ordinary course fluctuations in our business. The volume of contract awards can fluctuate in any given period due to win rate and the timing and size of the awards issued by our customers. The change in new awards in both our Federal Solutions and Critical Infrastructure segments for the year ended December 31, 2023 when compared to the corresponding period last year was primarily driven by an overall increase in the number of large contract awards.

Backlog

We define backlog to include the following two components:

•
Funded—Funded backlog represents the revenue value of orders for services under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts.
•
Unfunded—Unfunded backlog represents the revenue value of orders for services under existing contracts for which funding has not been appropriated or otherwise authorized less revenue previously recognized on these contracts. Unfunded backlog does not include potential task orders expected to be awarded under multiple awards IDIQ contract vehicles, where task orders are competitively awarded and separately priced.

Backlog includes (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

The following table summarizes the value of our backlog at the respective dates presented (in thousands):

	As of
	December 31, 2023	December 31, 2022	December 31, 2021
Federal Solutions:
Funded	$1,454,581	$1,257,537	$1,414,985
Unfunded	3,490,781	3,586,791	3,906,678
Total Federal Solutions	4,945,362	4,844,328	5,321,663
Critical Infrastructure:
Funded	3,578,902	3,280,701	2,957,968
Unfunded	68,007	54,216	67,306
Total Critical Infrastructure	3,646,909	3,334,917	3,025,274
Total Backlog (1)	$8,592,271	$8,179,245	$8,346,937

(1)
Difference between our backlog of $8.6 billion and our RUPO of $6.4 billion, each as of December 31, 2023, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

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

We expect to recognize $3.8 billion of our funded backlog at December 31, 2023 as revenues in the following twelve months. However, our U.S. federal government customers may cancel their contracts with us at any time through a termination for convenience or may elect to not exercise option periods under such contracts. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed. See “Risk Factors—Risks Relating to Our Business—We may not realize the full value of our backlog, which may result in lower than expected revenue.”

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

	Fiscal Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Federal Solutions	1.1	0.9	1.3
Critical Infrastructure	1.1	1.2	1.2
Overall	1.1	1.0	1.2

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

Acquired Operations

I.S. Engineers, LLC

On October 31, 2023, the Company entered into a Membership Interest Purchase Agreement to acquire a 100% ownership interest in I.S. Engineers, LLC, a privately-owned company, for $12.2 million, subject to certain adjustments. Headquartered in Texas, I.S. Engineers, LLC provides full-service consulting specializing in transportation engineering, including roads and highways, and program management. The financial results of I.S. Engineers have been included in our consolidated results of operations from October 31, 2023 onward.

Sealing Technologies, Inc.

On August 23, 2023, the Company acquired a 100% ownership interest in Sealing Technologies, Inc (“SealingTech”), a privately-owned company, for $179.3 million and up to an additional $25 million in the event an earn out revenue target is exceeded. Headquartered in Maryland, SealingTech expands Parsons’ customer base across the Department of Defense and Intelligence Community, and further enhances the company’s capabilities in defensive cyber operations; integrated mission-solutions powered by artificial intelligence (AI) and machine learning (ML); edge computing and edge access modernization; critical infrastructure protection; and secure data management. The financial results of SealingTech have been included in our consolidated results of operations from August 23, 2023 onward.

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

The table below presents the percentage of total revenue for each type of contract.

	Fiscal Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Fixed-price	33%	27%	26%
Time-and-materials	25%	28%	28%
Cost-plus	42%	45%	46%

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

The Company is involved in a significant volume of contracts with the United States federal government and state and local governments. Approximately 55%, 53%, and 52% of consolidated revenues for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively were derived from contracts with the United States federal government. No other customers represented 10% or more of consolidated revenues or accounts receivable in any of the periods presented.

Joint Ventures

We conduct a portion of our business through joint ventures or similar partnership arrangements. For the joint ventures we control, we consolidate all the revenues and expenses in our consolidated statements of income (including revenues and expenses attributable to noncontrolling interests). For the joint ventures we do not control, we recognize equity in earnings (losses) of unconsolidated joint ventures. Our revenues included $213.8 million in 2023, $217.4 million in 2022, and $204.7 million in 2021 related to services we provided to our unconsolidated joint ventures.

Operating costs and expenses

Operating costs and expenses primarily include direct costs of contracts and selling, general and administrative expenses. Costs associated with compensation-related expenses for our people and facilities, which includes ESOP contribution expenses, are the most significant component of our operating expenses. In 2023, 2022 and 2021, we made annual contributions to the ESOP in the amount of 8% of the participants’ cash compensation for the applicable year. Total ESOP contribution expense was $58.2 million for 2023, $54.7 million for 2022, and $54.9 million for fiscal 2021, and is recorded in “Direct cost of contracts” and “Selling, general and administrative expenses.” We expect operating expenses to increase due to our anticipated growth. However, on a forward-looking basis, we generally expect these costs to decline as a percentage of our total revenue as we realize the benefits of scale.

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

Interest expense consists of interest expense incurred under our Convertible Senior Notes, Credit Agreement and Delayed Draw Term Loan.

Other income, net primarily consists of gain or loss on sale of assets, sublease income. transaction gain or loss related to movements in foreign currency exchange rates, and contingent consideration.

Year ended December 31, 2023 compared to year ended December 31, 2022

The following table sets forth our results of operations for fiscal 2023 and fiscal 2022 as a percentage of revenue.

	Fiscal Year Ended
	December 31, 2023	December 31, 2022
Revenues	100.0%	100.0%
Direct costs of contracts	77.8%	77.4%
Equity in (losses) earnings of unconsolidated joint ventures	(0.9)%	0.4%
Selling, general and administrative expenses	16.0%	18.5%
Operating income	5.3%	4.4%
Interest income	0.0%	0.0%
Interest expense	(0.6)%	(0.6)%
Other income, net	0.1%	0.1%
Total other income benefit (expense)	(0.4)%	(0.5)%
Income before income tax expense	4.9%	4.0%
Income tax expense	(1.0)%	(0.9)%
Net income including noncontrolling interests	3.8%	3.0%
Net income attributable to noncontrolling interests	(0.9)%	(0.7)%
Net income attributable to Parsons Corporation	3.0%	2.3%

Revenue

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2023	December 31, 2022	Dollar	Percent
Revenue	$5,442,749	$4,195,272	$1,247,477	29.7%

Revenue for the year ended December 31, 2023 compared to the prior year increased $1.2 billion. Revenue increased in both the Federal Solutions and Critical Infrastructure segments by $807.7 million and $439.8 million, respectively. See “—Segment Results” below for further discussion.

Direct costs of contracts

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2023	December 31, 2022	Dollar	Percent
Direct cost of contracts	$4,236,735	$3,248,550	$988,185	30.4%

Direct cost of contracts for the year ended December 31, 2023 compared to the prior year increased $988.2 million. Direct cost of contracts increased in both the Federal Solutions and Critical Infrastructure segments by $672.1 million and $316.1 million, respectively. The increases were primarily due to an increase in business volume and from business acquisitions offset by a decrease of $37.9 million in the Critical Infrastructure segment related to a legal matter on a previously completed contract.

Equity in (losses) earnings of unconsolidated joint ventures

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2023	December 31, 2022	Dollar	Percent
Equity in (losses) earnings of unconsolidated joint ventures	$(47,751)	$16,347	$(64,098)	(392.1)%

Equity in (losses) earnings of unconsolidated joint ventures for the year ended December 31, 2023 decreased by $64.1 million compared to the prior year. The decrease was primarily related to write-downs on joint ventures of $83.4 million.

$57.9 million of the joint venture write-downs related to Parsons’ participation in a design build joint venture. The write-down relates to supply chain challenges identified during the procurement of materials which impacted the estimate to complete the project.

Selling, general and administrative expenses

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2023	December 31, 2022	Dollar	Percent
Selling, general and administrative expenses	$869,905	$777,403	$92,502	11.9%

SG&A expenses for the year ended December 31, 2023 increased by $92.5 million compared to the prior year. The increase in SG&A was primarily due to an increase of $35.9 million related to employee incentive programs, a $23.7 million increase from business acquisitions, a $17.0 million increase primarily related to business development and sales activities, and a $7.3 million increase in general liability insurance costs. As a percent of revenue, our SG&A declined from 18.5% in 2022 to 16.0% in 2023.

Total other income (expense)

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2023	December 31, 2022	Dollar	Percent
Interest income	$2,191	$966	$1,225	126.8%
Interest expense	(31,497)	(23,185)	(8,312)	(35.9)%
Other income (expense), net	5,001	2,775	2,226	80.2%
Total other income (expense)	$(24,305)	$(19,444)	$(4,861)	(25.0)%

Interest income increased for the year ended December 31, 2023 compared to the corresponding period last year primarily due to an increase in interest rates compared to the prior year on investments in government money funds.

Interest expense increased for the year ended December 31, 2023 compared to the corresponding period last year primarily due to higher interest rates on borrowings.

The amounts in other income (expense), net, are primarily related to transaction gains and losses on foreign currency transactions, sublease income, and contingent consideration.

Income tax expense

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2023	December 31, 2022	Dollar	Percent
Income tax expense	$56,138	$39,657	$16,481	41.6%

Income tax expense increased in fiscal 2023 primarily due to an increase in overall earnings and an increase in foreign withholding taxes partially offset by increases in the foreign-derived intangible income (FDII) deduction and earnings in lower tax jurisdictions.

Our effective tax rate was 21.3% and 23.9% for the years ended December 31, 2023 and 2022, respectively. The difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the year ended December 31, 2023 primarily relates to state income taxes, valuation allowance on foreign tax credit carryovers originating from foreign withholding taxes offset in part by benefits related to income attributable to noncontrolling interests, earnings in lower tax jurisdictions, the FDII deduction, and federal business tax credits.

Effective for tax year 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to currently deduct research and development expenditures in the year incurred and requires taxpayers to amortize such expenditures over five years for tax purposes (15 years for foreign research and development expenditures). This provision resulted in additional cash tax liability for the 2023 tax year of approximately $12 million. On January 31, 2024, the House of Representatives passed a tax relief package (the Tax Relief for American Families and Workers Act of 2024). The key tax proposal that would impact our tax position is a deferral of the mandatory capitalization of research expenditures for domestic expenditures, retroactive to expenses paid or incurred after December 31, 2021 and before January 1, 2026. If this tax proposal is enacted, we would expect a $15 million and a $12 million decrease to our cash tax liabilities for tax years 2022 and 2023, respectively. We would recognize any changes in our financial results in the period of enactment.

Year ended December 31, 2022 compared to year ended December 31, 2021

The following table sets forth our results of operations for fiscal 2022 and fiscal 2021 as a percentage of revenue.

	Fiscal Year Ended
	December 31, 2022	December 31, 2021
Revenues	100.0%	100.0%
Direct costs of contracts	77.4%	76.7%
Equity in earnings of unconsolidated joint ventures	0.4%	1.0%
Selling, general and administrative expenses	18.5%	20.7%
Operating income	4.4%	3.6%
Interest income	0.0%	0.0%
Interest expense	(0.6)%	(0.5)%
Other income, net	0.1%	(0.1)%
Total other income benefit (expense)	(0.5)%	(0.5)%
Income before income tax expense	4.0%	3.1%
Income tax expense	(0.9)%	(0.6)%
Net income including noncontrolling interests	3.0%	2.4%
Net income attributable to noncontrolling interests	(0.7)%	(0.7)%
Net income attributable to Parsons Corporation	2.3%	1.8%

Revenue

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2022	December 31, 2021	Dollar	Percent
Revenue	$4,195,272	$3,660,771	$534,501	14.6%

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

Direct cost of contracts for the year ended December 31, 2022 compared to the prior year increased $440.6 million. This increase was primarily due to an increase in direct cost of contracts in our Federal Solutions segment of $272.6 million and an increase in our Critical Infrastructure segment of $168.0 million. The increases were primarily due to an increase in business volume from recent contract awards and business acquisitions.

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

SG&A expenses for the year ended December 31, 2022 increased by $20.2 million compared to the prior year. The increase in SG&A was primarily due to a $17.2 million increase from business acquisitions, a $12.6 million increase related to investments in future growth and general increases in operating costs, a $9.0 million increase in incentives, a $6.2 million increase in transaction related costs primarily related to business acquisition activity, and a $4.8 million increase in compensation costs related to equity-based awards. These increases were partially offset by a $25.0 million decrease in intangible asset amortization primarily related to the drop-off in intangible asset amortization from the Company’s older acquisitions offset by intangible amortization from the Company’s more recent acquisitions and a reduction in the Company’s liability insurance costs of $4.6 million.

Total other (expense) income

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2022	December 31, 2021	Dollar	Percent
Interest income	$966	$396	$570	143.9%
Interest expense	(23,185)	(17,697)	(5,488)	31.0%
Other income (expense), net	2,775	(2,557)	5,332	(208.5)%
Total other income (expense)	$(19,444)	$(19,858)	$414	(2.1)%

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

Effective for tax year 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to currently deduct research and development expenditures in the year incurred and requires taxpayers to amortize such expenditures over five years for tax purposes (15 years for foreign research and development expenditures). This provision resulted in additional cash tax liability and additional net deferred tax assets for the 2022 tax year of approximately $16 million. This 2022 additional cash tax liability was offset by other carryforward tax attributes. While the largest impact of this provision was to our 2022 cash tax liability, the impact will decline over the five-year amortization period and is expected to have an immaterial impact beginning in year six. Congress is considering legislation that would defer the amortization requirement to later years, possibly with retroactive effect.

Non-GAAP Financial Measures:

(U.S. dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Other Information:
Adjusted EBITDA (1)	$464,673	$352,782	$309,720
Net Income Margin (2)	3.8%	3.0%	2.4%
Adjusted EBITDA Margin (3)	8.5%	8.4%	8.5%

(1)
A reconciliation of net income attributable to Parsons Corporation to Adjusted EBITDA is set forth below (in thousands).
(2)
Net Income Margin is calculated as net income including noncontrolling interest divided by revenue in the applicable period.
(3)
Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by revenue in the applicable period.

	December 31, 2023	December 31, 2022	December 31, 2021
Net income attributable to Parsons Corporation	$161,149	$96,664	$64,072
Interest expense, net	29,306	22,219	17,301
Income tax expense (benefit)	56,138	39,657	23,636
Depreciation and amortization	119,973	120,501	144,209
Net income attributable to noncontrolling interests	46,766	29,901	24,880
Equity-based compensation	36,151	24,354	19,601
Transaction-related costs (a)	12,013	16,270	11,965
Restructuring (b)	1,244	213	736
Other (c)	1,933	3,003	3,320
Adjusted EBITDA	$464,673	$352,782	$309,720

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests:

	Fiscal Year Ended
(U.S. dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$289,250	$199,004	$162,733
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	127,785	123,385	121,700
Adjusted EBITDA attributable to noncontrolling interests	47,638	30,393	25,287
Total Adjusted EBITDA	$464,673	$352,782	$309,720

Year ended December 31, 2023 compared to year ended December 31, 2022

Federal Solutions

	The Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2023	December 31, 2022	Dollar	Percent
Revenue	$3,020,701	$2,212,987	$807,714	36.5%
Adjusted EBITDA attributable to Parsons Corporation	$289,250	$199,004	$90,246	45.3%

The increase in Federal Solutions revenue for the year ended December 31, 2023 compared to the corresponding period last year was primarily due to organic growth of 25% and increases from business acquisitions of $264.1 million.

The increase in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the year ended December 31, 2023 compared to the prior year was primarily due to the factors impacting revenue discussed above and non-recurring incentive fees of approximately $20 million. These increases were offset by higher selling general and administrative costs from business acquisitions, business development and sales activities, and incentive compensation costs as a result of the company's strong operating performance and growing employee base.

Critical Infrastructure

	The Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2023	December 31, 2022	Dollar	Percent
Revenue	$2,422,048	$1,982,285	$439,763	22.2%
Adjusted EBITDA attributable to Parsons Corporation	$127,785	$123,385	$4,400	3.6%

The increase in Critical Infrastructure revenue for the year ended December 31, 2023 compared to the corresponding period last year was substantially due to organic growth.

The increase in Critical Infrastructure Adjusted EBITDA attributable to Parsons for the year ended December 31, 2023 compared to the corresponding period last year was primarily due to increases in business volume and a decrease in direct cost of contracts of $38 million related to a legal matter on a previously completed contract, offset by write-downs on joint ventures discussed above and higher selling general and administrative costs from business development and sales activities and higher incentive compensation costs as a result of the company's strong operating performance and growing employee base.

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

Liquidity and Capital Resources

We currently finance our operations and capital expenditures through a combination of internally generated cash from operations, our Convertible Senior Notes, Delayed Draw Term Loan and periodic borrowings under our Revolving Credit Facility.

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

As of December 31, 2023, we believe we have adequate liquidity and capital resources to fund our operations, support our debt service and support our ongoing acquisition strategy for at least the next twelve months based on the liquidity from cash provided by our operating activities, cash and cash equivalents on-hand and our borrowing capacity under our Revolving Credit Facility. Management continually monitors debt maturities to strategically execute optimal terms and ensure appropriate levels of working capital liquidity are maintained for the company.

During October 2022, we prepaid private placement debt of $200.0 million with borrowings under the revolving credit facility and subsequently borrowed $350.0 million on the 2022 Delayed Draw Term Loan. Proceeds from the Delayed Draw Term Loan were used to pay down the borrowings under the revolving credit facility. See “Note 11 – Debt and Credit Facilities” in the notes to the consolidated financial statements in this Form 10-K for further information.

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

Accounts receivable is the principal component of our working capital and is generally driven by revenue growth. Accounts receivable includes billed and unbilled amounts. The total amount of our accounts receivable can vary significantly over time but is generally sensitive to revenue levels. We experience delays in collections from time to time from Middle East customers. Net days sales outstanding, which we refer to as net DSO, is calculated by dividing (i) accounts receivable (net of project accruals, billings in excess of revenue and accounts payable) by (ii) average revenue per day (calculated by dividing trailing twelve months revenue by the number of days in that period). We focus on collecting outstanding receivables to reduce net DSO and improve working capital. Net DSO was 59 days at December 31, 2023, down from 69 days at December 31, 2022. and 68 days at December 31, 2021. Our working capital (current assets less current liabilities) was $726.6 million at December 31, 2023, $611.7 million at December 31, 2022 and $601.6 million at December 31, 2021.

Our cash and cash equivalents increased by $10.4 million to $272.9 million at December 31, 2023 from $262.5 million at December 31, 2022. This compares to a decrease in cash and cash equivalents of $81.3 million to $262.5 million at December 31, 2022 from $343.9 million at December 31, 2021.

The following table summarizes our sources and uses of cash over the periods presented (in thousands):

	Fiscal Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net cash provided by operating activities	$407,699	$237,526	$205,574
Net cash used in investing activities	(375,970)	(417,468)	(240,907)
Net cash (used in) provided by financing activities	(21,871)	100,368	(106,503)
Effect of exchange rate changes	546	(1,770)	(1,496)
Net increase (decrease) in cash and cash equivalents	$10,404	$(81,344)	$(143,332)

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for noncash items, such as: equity in (losses) earnings of unconsolidated joint ventures, contributions of treasury stock, depreciation and amortization of property and equipment and intangible assets, provisions for doubtful accounts, amortization of deferred gains, and impairment charges. The timing between the conversion of our billed and unbilled receivables into cash from our customers and disbursements to our employees and vendors is the primary driver of changes in our working capital. Our operating cash flows are primarily affected by our ability to invoice and collect from our clients in a timely manner, our ability to manage our vendor payments and the overall profitability of our contracts.

Net cash provided by operating activities increased $170.2 million to $407.7 million during 2023 compared to $237.5 million during 2022. The increase in net cash provided by operating activities is primarily due to a $170.1 million change in net income after adjusting for non-cash items and the 10-day improvement in DSO. This increase was offset, in part, from changes in our working capital accounts of $6.3 million. The changes in the Company's various working capital accounts were driven primarily by the significant increase in business volume during the year ended December 31, 2023 compared to the corresponding period last year.

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

Net cash used in investing activities decreased $41.5 million to $376.0 million during 2023 compared to $417.5 million during 2022. The change was primarily driven by a $157.5 million reduction in payments for acquisitions offset in part by a $102.0 million increase in investments in unconsolidated joint ventures, a $9.8 million increase in capital expenditures (primarily from computer systems and equipment) and a change from return of investments in unconsolidated joint ventures of $4.4 million.

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

Net cash (used in) provided by financing activities changed by $122.2 million to $(21.9) million in 2023 compared to $100.4 million in 2022. This change was primarily due to a decrease of $150.0 million from net borrowing related activities and a $7.4 million change in contributions by noncontrolling interests offset by a decrease in distributions to noncontrolling interests of $11.6 billion, a decrease in cash used to repurchase common stock of $11.0 million and from $11.2 million of payments in warrants for the year ended December 31, 2022 that did not reoccur in 2023.

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

Letters of Credit

We also have in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated $320.7 million as of December 31, 2023. Letters of credit outstanding under the Credit Agreement total $43.8 million.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. To the extent a contract is deemed to have multiple performance obligations, we allocate the transaction price of the contract to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. We determine the relative standalone selling price utilizing observable prices for the sale of the underlying goods or services. Contracts are considered to have a single performance obligation if the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts or is not distinct in the context of the contract, which is mainly because we provide a significant service of integrating a complex set of tasks and components into a single project or capability. Engineering and construction contracts are generally accounted for as a single performance obligation, while our engineering and construction supervision contracts are accounted for as two separate performance obligations. When providing construction supervision services, we are not liable for the construction of the asset, but have an overall responsibility to oversee, coordinate, measure, and evaluate the quality of construction work and the performance of the construction contractor on behalf of the customer. Customers are generally billed as we satisfy our performance obligations and payment terms typically range from 30 to 120 days from the invoice date. Billings under certain fixed-price contracts may be based upon the achievement of specified milestones, while some arrangements may require advance customer payment. Our contracts generally do not include a significant financing component.

The transaction price for our contracts may include variable consideration, which includes award and incentive fees, increases to the transaction price for approved and unpriced change orders, claims, and reductions to transaction price for liquidated damages. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to-date is recognized in the period the adjustment is identified. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the total loss in the quarter it is identified.

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

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets and current and long-term operating lease liabilities in the consolidated balance sheets. Finance leases are included in other noncurrent assets, accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets.

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

Certain business acquisitions include contingent earn-out arrangements, which are generally based on meeting a revenue target. The fair value of this contingent consideration is included as part of the purchase price of the acquired company on the acquisition date and recorded in at its fair value within other liabilities or other long-term liabilities, as appropriate on the consolidated balance sheets.

We measure our contingent consideration at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy.The fair value of contingent consideration is determined using the option pricing method prescribed in the earnout valuation guide published by The Appraisal Foundation. We consider three major risks associated with earnout, i.e. risk in the underlying metric, risk in the earnout structure, and counterparty credit risk. Our valuation model is based on the Black Scholes option pricing formula and major assumptions including projected revenue, the revenue discount rate, the revenue volatility, and the Company's credit adjusted discount rate. Subsequent adjustments to these assumptions can cause changes to the measure of contingent consideration.

The Company reassess the estimated fair value of contingent consideration on a quarterly basis with any change in the fair value recorded to selling, general and administrative expense in the current quarter. The updated fair value could differ materially from the acquisition date fair value. The amount of contingent consideration ultimately paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in our consolidated statements of cash flows. Any amounts paid in excess of the liability on the acquisition date is reflected as cash used in operating activities in our consolidated statements of cash flows.

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

We perform a goodwill impairment test annually, on October 1st of each year, for each reporting unit that requires certain assumptions and estimates be made regarding industry economic factors and future profitability. For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, we performed a quantitative analysis for all of our reporting units. It was determined that the fair value of each of our reporting units substantially exceeded their carrying values. As a result, no goodwill impairments were identified for those periods.

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

We use the Income Approach and Market Approach (Guideline Transaction and Guideline Company Method) to determine the fair value of reporting units. The Income Approach utilizes the discounted cash flow method, which focuses on the expected cash flow of the reporting unit. In applying this approach, the cash flow is calculated for a finite period of years. Beyond the finite period, a terminal value is developed using a sustainable long-term annual growth rate estimate. Then the finite period cash flows and the terminal value are discounted to present value to arrive at an indication of fair value. We utilized internal financial projections through fiscal 2028. The Market Approach utilizes market comparable transactions and comparable companies to calculate the estimated fair value. The guideline company approach focuses on comparing the reporting unit to select reasonably similar (or ”guideline”) publicly traded companies. Under this method, valuation multiples are derived from the median of the operating data of selected guideline companies and applied to the operating data of the reporting unit to arrive at an indicative value. In the similar transactions approach, consideration is given to prices paid in recent transactions that have occurred in the reporting unit's industry or in related industries. For the Federal Solutions reporting unit, only the Guideline Company Method is used as the Federal Solutions reporting unit has gone through multiple acquisitions during the past two years, thus making Guideline Transaction Method difficult to apply. For the Critical Infrastructure reporting unit, both the Guideline Transaction Method and Guideline Company Method are utilized to calculate the estimated fair value. Equal weighing is given to each of the methods used to estimate the fair value of reporting units. Our last review at October 1, 2023 (i.e., the first day of our fourth quarter in fiscal 2023), indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill.

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

ESOP

Throughout the year, as employee services are rendered, we record compensation expense based on salaries of eligible employees. Contributions of our common stock to the ESOP are made annually in amounts determined by our board of directors and are held in trust for the sole benefit of the participants. Shares allocated to a participant’s account are fully vested after three years of credited service, or in the event(s) of reaching age 65, death or disability while an active employee, whichever occurs first.

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

Equity-Based Compensation

We measure the value of services received from employees and directors in exchange for an equity-based award based on the grant date fair value. We issue equity-based awards that settle in shares of our common stock. Awards containing performance measures are adjusted at each reporting period for the number of shares expected to be earned. Compensation cost for performance awards are trued-up at each reporting period for changes in expected shares pro-rated for the portion of the requisite service period rendered. We recognize compensation costs for these awards on either a straight-line or accelerated basis over the vesting period of the award in “Selling, general and administrative expenses” in the consolidated statements of income. For awards that include market conditions, the grant date fair value is determined using a Monte Carlo simulation.

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

Off-Balance Sheet Arrangements

As of December 31, 2023, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of December 31, 2023 and December 31, 2022, there were no amounts outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility effective June 2021 bear interest at either an adjusted Term SOFR rate plus a margin between 1.0% and 1.625%, or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%, both based on the leverage ratio of the Company at the end of each quarter.

As of December 31, 2023, there was $350.0 million outstanding under the 2022 Delayed Draw Term Loan. Borrowings under the 2022 Delayed Draw Term Loan Agreement will bear interest at either an adjusted Term SOFR benchmark rate plus a margin between 0.875% and 1.500% or a base rate plus a margin of between 0% and 0.500% and will initially bear interest at the middle of this range. The Company will pay a ticking fee on unused term loan commitments at a rate of 0.175% commencing with the date that is ninety (90) days after the Closing Date. The interest rate at December 31, 2023 and December 31, 2022 was 6.6% and 5.6%, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out, as of December 31, 2023, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining for the Company adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management, with the participation of its Chair and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the framework established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, which audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in their audit report included in this Annual Report on Form 10-K.

Consistent with the guidance issued by the Securities and Exchange Commission Staff, management has excluded IPKeys, which we acquired on April 13, 2023, SealingTech which we acquired on August 23, 2023, and I.S. Engineers, which we acquired on October 31, 2023 from its assessment of internal controls over financial reporting as of December 31, 2023. The total assets and revenue related to SealingTech and I.S. Engineers, both wholly owned subsidiaries, are both less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2023. The total assets and revenue related to IPKeys, a wholly owned subsidiary, are both 1.1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the fiscal quarter ended December 31, 2023, no director or named executive officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information related to our directors will be set forth under the caption “Proposal 1: Election of Directors” of our Proxy Statement for our Annual Meeting of Stockholders in 2024 (the “2024 Proxy Statement”). Such information is incorporated herein by reference.

Information relating to our Executive Officers is included in Part I of this Annual Report under the caption “Executive Officers.”

Information relating to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2024 Proxy Statement. Such information is incorporated herein by reference.

Information related to our code of ethics will be set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2024 Proxy Statement. Such information is incorporated herein by reference.

Information relating to the Audit Committee and Board of Directors determinations concerning whether a member of the Audit Committee is a “financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K will be set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2024 Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

Information relating to this item will be set forth under the captions “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report on Executive Compensation” of our 2024 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to the security ownership of certain beneficial owners and management will be included in our 2024 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information relating to this item will be set forth under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2024 Proxy Statement. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information relating to this item will be set forth under the caption “Independent Registered Public Accounting Firm Fees” of our 2024 Proxy Statement. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
List the following documents filed as a part of the report:
(1)
The Company’s Consolidated Financial Statements at December 31, 2023 and December 31, 2022 and for each of the three years in the period ended December 31, 2023, and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements, are hereby filed as part of this report, beginning on page F-1.
(2)
Valuation & Qualifying Accounts for each of the three years in the period ended December 31, 2023 are hereby filed as part of this report on page F-54.
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

10.56#	Form of Employee Stockownership Trust Agreement, dated as of June 8, 2020, by and between Parsons Corporation and Newport Trust Company.

10.57#	Form of Registration Rights Agreement by and between Parsons Corporation and Newport Trust Company.

10.58#	Form of Fifth Amendment to the Parsons Corporation Retirement Savings Plan.

10.59#+	Form of Fourth Amendment to the 2019 Amendment and Restatement of Parsons Employee Stock Ownership Plan, effective March 1, 2021.

10.60#+	Fourth Amendment to the Parsons Employee Stock Ownership Plan 2019 Amendment and Restatement, effective March 1, 2021.

10.61#+	Form of Indemnification Agreement between Parsons Corporation and certain of its directors and officers.

10.62#+	Form of Transition Agreement, dated February 2022, by and between Parsons Corporation and Charles L. Harrington.

10.63#	Delayed Draw Term Loan Agreement and Form of First Amendment to Credit Agreement.

10.65#+	Seventh Amendment to The Parsons Corporation Retirement Savings Plan (2017 Amendment and Restatement).

10.66#+	Fifth Amendment to The Parsons Employee Stock Ownership Plan 2019 Amendment and Restatement.

10.67#+	Sixth Amendment to The Parsons Employee Stock Ownership Plan 2019 Amendment and Restatement.

19.3*	Parsons Corporation Insider Trading Compliance Policy

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1#	Parsons Corporation Executive Compensation Clawback Policy

97.2#	Parsons Corporation Dodd-Frank Compliant Compensation Clawback Policy

101*

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Parsons Corporation

Date: February 14, 2024	By:	/s/ Carey A. Smith
Carey A. Smith
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Carey A. Smith	Chief Executive Officer and Director	February 14, 2024
Carey A. Smith	(Principal Executive Officer)

/s/ Matthew M. Ofilos	Chief Financial Officer	February 14, 2024
Matthew M. Ofilos	(Principal Financial and Accounting Officer)

/s/ George L. Ball	Director	February 14, 2024
George L. Ball

/s/ Mark K. Holdsworth	Director	February 14, 2024
Mark K. Holdsworth

/s/ Steven F. Leer	Director	February 14, 2024
Steven F. Leer

/s/ Ellen M. Lord	Director	February 14, 2024
Ellen M. Lord

/s/ Letitia A. Long	Director	February 14, 2024
Letitia A. Long

/s/ Darren W. McDew	Director	February 14, 2024
Darren W. McDew

/s/ Harry T. McMahon	Director	February 14, 2024
Harry T. McMahon

/s/ M. Christian Mitchell	Director	February 14, 2024
M. Christian Mitchell

/s/ Suzanne M. Vautrinot	Director	February 14, 2024
Suzanne M. Vautrinot

/s/ David C. Wajsgras	Director	February 14, 2024
David C. Wajsgras

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Parsons Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Parsons Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of changes in shareholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2023 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded IPKeys Power Partner (“IPKeys”), Sealing Technologies, Inc. ("Sealing Tech”), and I.S. Engineers, LLC (“I.S. Engineers”) from its assessment of internal control over financial reporting as of December 31, 2023, because they were acquired by the Company in purchase business combinations during 2023. We have also excluded IPKeys, Sealing Tech, and I.S. Engineers from our audit of internal control over financial reporting. Sealing Tech and I.S. Engineers are both wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting are both less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2023. IPKeys is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting are both 1.1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.

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

Revenue Recognition – Determination of Estimated Contract Cost and Variable Consideration Related to Estimated Claims Revenue for Fixed-Price Contracts Recognized Over Time

As described in Notes 2 and 4 to the consolidated financial statements, revenue is derived from long-term contracts with customers whereby the Company provides planning, design, engineering, technical, and construction and program management services. The Company enters into cost-plus, time-and-materials, and fixed-price contracts with its customers. Fixed-price contract revenue recognized was $1.8 billion for the year ended December 31, 2023, which accounts for approximately 33% of the Company’s consolidated revenue. Fixed-price contract revenue is recognized over time using an input measure (i.e., costs incurred to date relative to total estimated costs at completion) to measure progress. Under the cost-to-cost measure of progress method, the extent of progress towards completion is measured based on the ratio of total costs incurred-to-date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Management includes variable consideration, such as claims revenue, in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Contract costs consist of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs). Changes to estimated contract costs, either due to unexpected events or revisions to management’s initial estimates, for a given project are recognized in the period in which they are determined. Recognition of profit on long-term contracts requires the use of assumptions and estimates related to total contract revenue and in particular estimated claims revenue, total estimated cost at completion, and the measurement of progress towards completion. Management’s estimates are continually evaluated as work progresses and are revised when necessary.

The principal considerations for our determination that performing procedures relating to revenue recognition, specifically the determination of estimated contract cost and variable consideration related to estimated claims revenue for fixed-price contracts recognized over time is a critical audit matter are (i) the significant judgment by management in determining the estimated contract cost and variable consideration related to estimated claims revenue for fixed-price contracts recognized over time; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence for the estimated contract cost and variable consideration related to estimated claims revenue for fixed-price contracts recognized over time.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the determination of estimated contract cost and variable consideration related to estimated claims revenue for fixed-price contracts recognized over time. These procedures also included, among others, for a selection of fixed-price contracts (i) evaluating and testing management’s process for determining the estimated contract cost and variable consideration related to estimated claims revenue, which included reading contracts and other documents related to the estimates, and testing of underlying incurred and estimated contract costs; (ii) assessing management’s ability to reasonably estimate total contract costs by performing a comparison of the actual estimated contract cost as compared with prior period estimates, including evaluating the timely identification of circumstances that may warrant a modification to the estimated contract cost; and (iii) evaluating estimated claims revenue by inquiry with external legal counsel regarding the underlying claim and agreeing estimated claims revenue to documents related to those estimates.

Acquisition of Sealing Technologies, Inc. - Valuation of the Customer Relationships

As described in Notes 2 and 3 to the consolidated financial statements, on August 23, 2023, the Company acquired a 100% ownership interest in Sealing Technologies, Inc. (Sealing Tech) for $179.3 million. Of the acquired intangible assets, $40.0 million of customer relationships was recorded. Management accounts for business combinations using the acquisition method, under which the purchase price of an acquired company is allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair values of assets acquired and liabilities assumed requires management to make estimates and use valuation techniques when a market value is not readily available. In determining the fair value of acquired intangible assets, management uses the multi-period excess earnings method to value customer relationships. Management’s determination of the fair value of the intangible assets acquired involved the use of significant estimates and assumptions related to discount rates, revenue growth rates, projected margins, and customer revenue attrition rates.

The principal considerations for our determination that performing procedures relating to the valuation of the customer relationships acquired in the acquisition of Sealing Tech is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rates and projected margins; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to acquisition accounting, including controls over the significant assumptions used in management’s valuation of the customer relationships acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of significant assumptions used by management related to the revenue growth rates and projected margins. Evaluating the reasonableness of management’s assumptions related to the revenue growth rates and projected margins involved considering (i) the current and past performance of the acquired business; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the multi-period excess earnings methods.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 14, 2024

We have served as the Company’s auditor since at least 1969. We have not been able to determine the specific year we began serving as the auditor of the Company.

Parsons Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except shares and par value)

	December 31, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents (including $128,761 and $53,193 Cash of consolidated joint ventures)	$272,943	$262,539
Accounts receivable, net (including $274,846 and $217,419 Accounts receivable of consolidated joint ventures, net)	915,638	717,345
Contract assets (including $11,096 and $11,313 Contract assets of consolidated joint ventures)	757,515	634,033
Prepaid expenses and other current assets (including $11,929 and $7,913 Prepaid expenses and other current assets of consolidated joint ventures)	191,430	105,866
Total current assets	2,137,526	1,719,783

Property and equipment, net (including $3,274 and $2,543 Property and equipment of consolidated joint ventures, net)	98,957	96,050
Right of use assets, operating leases (including $9,885 and $6,315 Right of use assets, operating leases of consolidated joint ventures)	159,211	155,090
Goodwill	1,792,665	1,661,850
Investments in and advances to unconsolidated joint ventures	128,204	107,425
Intangible assets, net	275,566	254,127
Deferred tax assets	140,162	137,709
Other noncurrent assets	71,770	66,108
Total assets	$4,804,061	$4,198,142

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable (including $49,234 and $49,078 Accounts payable of consolidated joint ventures)	$242,821	$201,428
Accrued expenses and other current liabilities (including $145,040 and $102,417 Accrued expenses and other current liabilities of consolidated joint ventures)	801,423	630,193
Contract liabilities (including $61,234 and $40,654 Contract liabilities of consolidated joint ventures)	301,107	213,064
Short-term lease liabilities, operating leases (including $4,753 and $2,552 Short-term lease liabilities, operating leases of consolidated joint ventures)	58,556	59,144
Income taxes payable	6,977	4,290
Total current liabilities	1,410,884	1,108,119

Long-term employee incentives	22,924	17,375
Long-term debt	745,963	743,605
Long-term lease liabilities, operating leases (including $5,132 and $3,763 Long-term lease liabilities, operating leases of consolidated joint ventures)	117,505	111,417
Deferred tax liabilities	9,775	12,471
Other long-term liabilities	120,295	109,220
Total liabilities	2,427,346	2,102,207
Contingencies (Note 14)
Shareholders' equity:
Common stock, $1 par value; authorized 1,000,000,000 shares; 146,341,363 and 146,132,016 shares issued; 45,960,122 and 40,960,845 public shares outstanding; 59,879,857 and 63,742,151 ESOP shares outstanding	146,341	146,132
Treasury stock, 40,501,385 shares at cost	(827,311)	(844,936)
Additional paid-in capital	2,779,365	2,717,134
Retained earnings	203,724	43,089
Accumulated other comprehensive loss	(14,908)	(17,849)
Total Parsons Corporation shareholders' equity	2,287,211	2,043,570
Noncontrolling interests	89,504	52,365
Total shareholders' equity	2,376,715	2,095,935
Total liabilities and shareholders' equity	4,804,061	4,198,142

The accompanying notes are an integral part of these consolidated financial statements.

Parsons Corporation and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2023, December 31, 2022 and December 31, 2021

(in thousands, except for per share data)

	2023	2022	2021
Revenue	$5,442,749	$4,195,272	$3,660,771
Direct cost of contracts	4,236,735	3,248,550	2,807,950
Equity in (losses) earnings of unconsolidated joint ventures	(47,751)	16,347	36,862
Selling, general and administrative expenses	869,905	777,403	757,237
Operating income	288,358	185,666	132,446
Interest income	2,191	966	396
Interest expense	(31,497)	(23,185)	(17,697)
Other income (expense), net	5,001	2,775	(2,557)
Total other (expense) income	(24,305)	(19,444)	(19,858)
Income before income tax expense	264,053	166,222	112,588
Income tax expense	(56,138)	(39,657)	(23,636)
Net income including noncontrolling interests	207,915	126,565	88,952
Net income attributable to noncontrolling interests	(46,766)	(29,901)	(24,880)
Net income attributable to Parsons Corporation	$161,149	$96,664	$64,072
Earnings per share:
Basic earnings per share	$1.53	$0.93	$0.62
Diluted earnings per share	$1.42	$0.87	$0.59

The accompanying notes are an integral part of these consolidated financial statements.

Parsons Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2023, December 31, 2022 and December 31, 2021

(in thousands)

	2023	2022	2021
Net income including noncontrolling interests	$207,915	$126,565	$88,952
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	2,375	(7,752)	3,834
Pension adjustments, net of tax	568	(547)	460
Comprehensive income including noncontrolling interests, net of tax	210,858	118,266	93,246
Comprehensive income attributable to noncontrolling interests, net of tax	(46,768)	(29,883)	(24,877)
Comprehensive income attributable to Parsons Corporation, net of tax	$164,090	$88,383	$68,369

The accompanying notes are an integral part of these consolidated financial statements.

Parsons Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Years Ended December 31, 2023, December 31, 2022 and December 31, 2021

(in thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Parsons Equity	Noncontrolling Interests	Total
Balances at December 31, 2020	$146,609	$(899,328)	$2,700,925	$(120,569)	$(13,865)	$1,813,772	$47,645	$1,861,417
Comprehensive income
Net income	—	—	—	64,072	—	64,072	24,880	88,952
Foreign currency translation gain	—	—	—	—	3,837	3,837	(3)	3,834
Pension adjustments, net	—	—	—	—	460	460	—	460
Contributions of treasury stock to ESOP	—	31,937	22,064	—	—	54,001	—	54,001
Adoption of ASU 2020-06	—	-	(40,002)	2,782	—	(37,220)	—	(37,220)
Contributions	—	—	—	—	—	—	1,754	1,754
Distributions	—	—	—	—	—	—	(37,932)	(37,932)
Issuance of equity securities, net of retirements	287	—	2,887	186	—	3,360	—	3,360
Repurchases of common stock	(619)	—	(21,082)	—	—	(21,701)	—	(21,701)
Stock-based compensation	—	—	20,187	—	—	20,187	—	20,187
Balances at December 31, 2021	$146,277	$(867,391)	$2,684,979	$(53,529)	$(9,568)	$1,900,768	$36,344	$1,937,112
Comprehensive income
Net income	—	—	—	96,664	—	96,664	29,901	126,565
Foreign currency translation loss, net	—	—	—	—	(7,734)	(7,734)	(18)	(7,752)
Pension adjustments, net	—	—	—	—	(547)	(547)	—	(547)
Contributions of treasury stock to ESOP	—	22,455	31,346	—	—	53,801	—	53,801
Contributions	—	—	—	—	—	—	10,266	10,266
Distributions	—	—	—	—	—	—	(24,128)	(24,128)
Issuance of equity securities, net of retirement	429	—	(773)	(46)	—	(390)	—	(390)
Repurchase of common stock	(574)	—	(21,426)	—	—	(22,000)	—	(22,000)
Stock-based compensation	—	—	23,008	—	—	23,008	—	23,008
Balances at December 31, 2022	$146,132	$(844,936)	$2,717,134	$43,089	$(17,849)	$2,043,570	$52,365	$2,095,935
Comprehensive income
Net income	—	—	—	161,149	—	161,149	46,766	207,915
Foreign currency translation gain, net	—	—	—	—	2,373	2,373	2	2,375
Pension adjustments, net	—	—	—	—	568	568	—	568
Contributions of treasury stock to ESOP	—	17,625	39,804	—	—	57,429	—	57,429
Contributions	—	—	—	—	—	—	2,867	2,867
Distributions	—	—	—	—	—	—	(12,496)	(12,496)
Issuance of equity securities, net of retirement	442	—	(1,171)	(514)	—	(1,243)	—	(1,243)
Repurchases of common stock	(233)	—	(10,767)	—	—	(11,000)	—	(11,000)
Stock-based compensation	—	—	34,365	—	—	34,365	—	34,365
Balances at December 31, 2023	$146,341	$(827,311)	$2,779,365	$203,724	$(14,908)	$2,287,211	$89,504	$2,376,715

The accompanying notes are an integral part of these consolidated financial statements.

Parsons Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2023, December 31, 2022 and December 31, 2021

(in thousands)	2023	2022	2021
Cash flows from operating activities
Net income including noncontrolling interests	$207,915	$126,565	$88,952
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	119,973	120,501	144,209
Amortization of debt issue costs	2,842	3,029	2,817
Loss (gain) on disposal of property and equipment	206	(164)	338
Provision for doubtful accounts	32	57	8
Deferred taxes	(8,914)	(844)	(3,468)
Foreign currency transaction gains and losses	(330)	1,973	4,916
Equity in losses (earnings) of unconsolidated joint ventures	47,751	(16,347)	(36,862)
Return on investments in unconsolidated joint ventures	48,970	28,417	24,494
Stock-based compensation	34,365	23,008	20,187
Contributions of treasury stock	58,172	54,659	54,905
Changes in assets and liabilities, net of acquisitions and newly consolidated joint ventures
Accounts receivable	(176,181)	(117,318)	99,894
Contract assets	(119,898)	(32,032)	1,494
Prepaid expenses and other assets	(95,415)	(1,405)	(18,798)
Accounts payable	24,497	(717)	(31,766)
Accrued expenses and other current liabilities	163,440	3,879	(74,683)
Contract liabilities	84,439	41,306	(30,407)
Income taxes	2,886	(3,649)	2,878
Other long-term liabilities	12,949	6,608	(43,534)
Net cash provided by operating activities	407,699	237,526	205,574

Cash flows from investing activities
Capital expenditures	(40,396)	(30,593)	(21,105)
Proceeds from sale of property and equipment	546	771	1,329
Payments for acquisitions, net of cash acquired	(221,937)	(379,467)	(198,256)
Investments in unconsolidated joint ventures	(119,582)	(17,622)	(38,459)
Return of investments in unconsolidated joint ventures	5,018	9,443	772
Proceeds from sales of investments in unconsolidated joint ventures	381	—	14,812
Net cash used in investing activities	(375,970)	(417,468)	(240,907)

Cash flows from financing activities
Proceeds from borrowings	620,900	969,700	—
Proceeds from delayed draw term loan	—	350,000	—
Repayments of borrowings	(620,900)	(969,700)	(50,000)
Repayment of private placement debt	—	(200,000)	—
Payments for debt costs and credit agreement	—	(862)	(1,937)
Payments for acquired warrants	—	(11,243)	—
Contributions by noncontrolling interests	2,867	10,266	1,754
Distributions to noncontrolling interests	(12,496)	(24,128)	(37,932)
Repurchases of common stock	(11,000)	(22,000)	(21,701)
Taxes paid on vested stock	(7,301)	(7,042)	(2,242)
Proceeds from issuance of common stock	6,059	5,377	5,555
Net cash (used in) provided by financing activities	(21,871)	100,368	(106,503)
Effect of exchange rate changes	546	(1,770)	(1,496)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,404	(81,344)	(143,332)
Cash, cash equivalents and restricted cash
Beginning of year	262,539	343,883	487,215
End of year	$272,943	$262,539	$343,883
Cash paid during the year for
Interest	$30,273	$20,819	$14,993
Income taxes (net of refunds)	$74,133	$32,175	$22,461

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

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

Treasury Stock

The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. The Company records the reissuance of treasury stock using the first-in, first-out method of accounting. Contributions of 915,113 shares, 1,188,129 shares, and 1,631,477 shares of common stock were made to the ESOP in 2023, 2022 and 2021, respectively.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

Fixed-Price—The Company enters into two types of fixed-price contracts: firm fixed-price (“FFP”) and fixed-price per unit (“FPPU”). Under FFP contracts, clients pay an agreed fixed-amount negotiated in advance for a specified scope of work.

Contract Costs—Contract costs consist of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs). All contract costs are recorded as incurred. Changes to estimated contract costs, either due to unexpected events or revisions to management’s initial estimates, for a given project are recognized in the period in which they are determined. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client, generate or enhance resources that will be used in satisfying performance obligations in the future and directly relate to an existing or anticipated contract. Costs to mobilize equipment and labor to a job site, prior to substantive work beginning (“mobilization costs”) are capitalized as incurred and amortized over the expected duration of the contract. Additionally, the Company may incur incremental costs to obtain certain contracts, such as selling and market costs, bid and proposal costs, sales commissions, and legal fees, certain of which can be capitalized if they are recoverable under the contract. Capitalized contract costs are included in other current assets on the consolidated balance sheets and were not material as of December 31, 2023 and December 31, 2022.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

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

The Company is involved in a significant volume of contracts with the United States federal government and state and local governments. Approximately 55%, 53%, and 52% of consolidated revenues for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively, and approximately 18% and 17% of accounts receivable as of December 31, 2023 and December 31, 2022,respectively were derived from contracts with the United States federal government. No other customers represented 10% or more of consolidated revenues or accounts receivable in any of the periods presented.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

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

Equity-Based Compensation

The Company measures the value of services received from employees and directors in exchange for an equity-based award based on the grant date fair value. The Company issues equity-based awards that settle in shares of the Company’s common stock. Awards containing performance measures are adjusted at each reporting period for the number of shares expected to be earned. Compensation cost for performance awards are trued-up at each reporting period for the number of shares expected to be earned pro-rated for the portion of the requisite service period rendered. The Company recognizes compensation costs for these awards on either a straight-line or accelerated basis over the vesting period of the award in selling, general and administrative expense in the consolidated statements of income. For awards that include market conditions, the grant date fair value is determined using a Monte Carlo simulation.

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

In determining the fair value of acquired intangible assets from our business acquisitions, the Company uses the multi-period excess earnings method to value customer relationships and backlog and values developed technologies using the relief-from royalty method. The Company’s determination of the fair value of the intangible assets acquired involves the use of significant estimates and assumptions related to discount rates, revenue growth rates, projected margins, and customer revenue attrition rates.

Certain business acquisitions include contingent consideration. Contingent consideration is recorded at its fair value, using a Black-Scholes model, within other liabilities or other long-term liabilities, as appropriate. The fair value of contingent consideration involves the use of significant estimates and assumptions related to risks associated with earnout, i.e. risk in the underlying metric, risk in the earnout structure, counterparty credit risk, projected revenue, the revenue discount rate, the revenue volatility, and the Company's credit adjusted discount rate. Subsequent adjustments to these assumptions can cause changes to the measure of contingent consideration.

The Company adjusts the preliminary purchase price allocation, as necessary, during the measurement period of up to one year after the acquisition closing date as the Company obtains more information as to facts and circumstances existing at the acquisition date. Acquisition-related costs are recognized separate from the acquisition and are expensed as incurred.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

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

Income Taxes

Income taxes are accounted for under the asset and liability method. This approach requires the recognition of deferred tax liabilities and assets to reflect the tax effects of temporary differences between the financial statement carrying amounts and tax basis of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the asset or liability is recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are evaluated for future realization and valuation allowances are established when, in our opinion, it is more likely than not that all or some portion of the asset will not be realized.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

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

New Accounting Pronouncements

In the fourth quarter of 2023, The Financial Accounting Standards Board ("FASB") Issued Accounting Standards Update (“ASU”) 2023-09, "Income Taxes (Topic 740)" ("ASU 2023-09"). ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company's consolidated financial statements.

In the fourth quarter of 2023, The FASB Issued ASU 2023-07, "Segment Reporting (Topic 280)". ASU 2023-07 introduces enhanced disclosures about significant segment expenses along with other enhanced segment disclosures. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company's consolidated financial statements.

During July 2023, the FASB Issued ASU 2023-03. ASU 2023-03 incorporates, into certain accounting standards, amendments to SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revisions of Regulation S-X: Income or Loss Applicable to Common Stock. These rules are effective immediately. The adoption of this ASU will not have a material impact on the Company's consolidated financial statements.

In the first quarter of 2022, the Company early adopted ASU 2021-08, “Business Combinations (Topic 805) ("ASU 2021-08"): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. The new guidance requires that the approach of ASC 606, Revenue from Contracts with Customers, should be used to measure an acquired revenue contract in a business combination. This guidance is to be applied (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The early adoption of ASU 2021-08 did not have a material impact on the Company's consolidated financial statements.

In the first quarter of 2021, the Company early adopted ASU 2020-06, "Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)" (“ASU 2020-06"). The update simplified the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. The guidance also included targeted improvements to the disclosures for convertible instruments and earnings per share. ASU 2020-06 was effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption was permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 in the first quarter of 2021 using the modified retrospective method which resulted in a reduction in non-cash interest expense and reclassification of the equity portion of the Convertible Senior Notes to “Long-term debt” on the Company's consolidated balance sheet.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

3.
Acquisitions

I.S. Engineers, LLC

On October 31, 2023, the Company entered into a Membership Interest Purchase Agreement to acquired a 100% ownership interest in I.S. Engineers, LLC (“I.S. Engineers”), a privately-owned company, for $12.2 million in cash. Headquartered in Texas, I.S. Engineers provides full service consulting specializing in transportation engineering, including roads and highways, and program management. The acquisition was entirely funded by cash on-hand. In connection with this acquisition, the Company recognized $0.3 million of acquisition related “Selling, general and administrative expense” in the consolidated statements of income for the year ended December 31, 2023, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition. The Company allocated the purchase price to the appropriate classes of tangible assets and liabilities and assigned the excess of $11.9 million entirely to goodwill. The entire value of goodwill was assigned to the Critical Infrastructure reporting unit and represents synergies expected to be realized from this business combination. No goodwill is deductible for income tax purposes. The amount of revenue generated by I.S. Engineers and included within consolidated revenues for 2023 is $1.0 million.

Sealing Technologies, Inc.

On August 23, 2023, the Company acquired a 100% ownership interest in Sealing Technologies, Inc (“SealingTech”), a privately-owned company, for $179.3 million in cash and up to an additional $25 million in the event an earn out revenue target is exceeded. The Company borrowed $175 million under the Credit Agreement, as described in “Note 11 – Debt and Credit Facilities”, to fund the acquisition. Headquartered in Maryland, SealingTech expands Parsons’ customer base across the Department of Defense and Intelligence Community, and further enhances the company’s capabilities in defensive cyber operations; integrated mission-solutions powered by artificial intelligence (AI) and machine learning (ML); edge computing and edge access modernization; critical infrastructure protection; and secure data management. In connection with this acquisition, the Company recognized $3.3 million of acquisition-related expenses in “Selling, general and administrative expense” in the consolidated statements of income for the year ended December 31, 2023, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition.

The Company has agreed to pay the selling shareholders up to an additional $25 million in the event an earn out revenue target of $110 million is exceeded during the fiscal year ended December 31, 2024. The earn out payment due and payable by the Company to the selling shareholders shall be equal to (i) five-tenths (0.5), multiplied by (ii) the difference of (A) the actual earn out revenue minus (B) the earn out revenue target; provided, however, that in no event shall the earn out payment exceed $25 million. In the event that the earn out revenue is less than or equal to the earn out revenue target, the earn out payment shall be zero. The earn out payment, if any, shall be paid by the Company to the selling shareholders within 15 days following the date the earn out statement becomes final and binding on both parties. The fair value of the earn out (contingent consideration in the table below) was calculated using a Black-Scholes model. See "Note 2—Summary of Significant Accounting Policies" for further information on how the fair value of contingent consideration is determined.

The following table summarizes the acquisition date fair value of the purchase consideration transferred (in thousands):

Amount
Cash paid at closing	$179,259
Fair value of contingent consideration to be achieved	3,231
Total purchase price	$182,490

The estimated fair value of the SealingTech contingent consideration as of December 31, 2023 is $2.3 million, a $0.9 million decrease from the quarter ended September 30, 2023. The change in the

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

estimated fair value was recorded to "other income (expense), net" in the consolidated financial statements.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on the preliminary purchase price allocation as of the date of acquisition (in thousands):

Amount
Cash and cash equivalents	$8,133
Accounts receivable	17,889
Contract assets	2,946
Prepaid expenses and other current assets	1,379
Property and equipment	2,025
Right of use assets, operating leases	1,836
Deferred tax assets	357
Goodwill	90,593
Intangible assets	75,000
Accounts payable	(15,987)
Accrued expenses and other current liabilities	(2,408)
Contract liabilities	(668)
Short-term lease liabilities, operating leases	(418)
Long-term lease liabilities, operating leases	(1,418)
Net assets acquired	$179,259

Of the total purchase price, the following values were preliminarily assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships	$40,000	14
Backlog	26,000	3
Developed technologies	8,000	3
Other	$1,000	1

Amortization expense of $7.0 million related to these intangible assets was recorded for the year ended December 31, 2023. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. The entire value of goodwill is deductible for tax purposes.

The amount of revenue generated by SealingTech and included within consolidated revenue is $34.1 million for the year ended December 31, 2023. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

The Company is still in the process of finalizing its valuation of the net assets acquired.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the SealingTech acquisition had been consummated as of the beginning of fiscal year 2022 (in thousands) is as follows:

	2023	2022
	(unaudited)	(unaudited)
Pro forma Revenue	$5,525,099	$4,262,525
Pro forma Net Income including noncontrolling interests	216,157	107,937

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

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

IPKeys Power Partners

On April 13, 2023, the Company entered into a merger agreement to acquire a 100% ownership interest in IPKeys Power Partners (“IPKeys”), a privately-owned company, for $43.0 million in cash. The merger brings IPKeys' established customer base, expanding Parsons' presence in two rapidly growing end markets: grid modernization and cyber resiliency for critical infrastructure. Headquartered in Tinton Falls, New Jersey, IPKeys is a trusted provider of enterprise software platform solutions that is actively delivering cyber and operational security to hundreds of electric, water, and gas utilities across North America. The acquisition was entirely funded by cash on-hand. In connection with this acquisition, the Company recognized $0.6 million of acquisition-related expenses in “Selling, general and administrative expense” in the consolidated statements of income for the year ended December 31, 2023, respectively, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on the preliminary purchase price allocation as of the date of acquisition (in thousands):

Amount
Cash and cash equivalents	$126
Accounts receivable	3,937
Contract assets	834
Prepaid expenses and other current assets	455
Property and equipment	86
Right of use assets, operating leases	1,105
Other noncurrent assets	152
Goodwill	22,407
Intangible assets	23,000
Accounts payable	(541)
Accrued expenses and other current liabilities	(1,768)
Contract liabilities	(1,936)
Short-term lease liabilities, operating leases	(343)
Deferred tax liabilities	(3,713)
Long-term lease liabilities, operating leases	(762)
Net assets acquired	$43,039

Of the total purchase price, the following values were assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships (1)	$15,900	16
Developed technologies	7,000	11
Other	$100	1

(1) The acquired business is a SaaS commercial business. Backlog for this type of business is included as customer relationships.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

Amortization expense of $1.4 million related to these intangible assets was recorded for the year ended December 31, 2023. The entire value of goodwill was assigned to the Critical Infrastructure reporting unit and represents synergies expected to be realized from this business combination. $0.9 million of goodwill is deductible for tax purposes.

The amount of revenue generated by IPKeys and included within consolidated revenue is $9.3 million for the year ended December 31, 2023. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the IPKeys acquisition had been consummated as of the beginning of fiscal year 2022 (in thousands) is as follows:

	2023	2022
	(unaudited)	(unaudited)
Pro forma Revenue	$5,445,604	$4,207,967
Pro forma Net Income including noncontrolling interests	209,773	123,257

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

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

Amortization expense of $18.1 million and $11.9 million related to these intangible assets was recorded for the year ended December 31, 2023 and December 31, 2022, respectively. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill in its entirety is deductible for tax purposes.

The amount of revenue generated by Xator and included within consolidated revenue is $157.8 million for the year ended December 31, 2022. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the Xator acquisition had been consummated as of the beginning of fiscal year 2021 (in thousands) is as follows:

	2022	2021
	(unaudited)	(unaudited)
Pro forma Revenue	$4,302,448	$3,949,562
Pro forma Net Income including noncontrolling interests	139,901	91,770

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflects the pro forma impact of additional amortization related to the fair value of acquired intangible assets, and the pro forma impact of reflecting acquisition costs, which consisted of legal, advisory and due diligence fees and expenses. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been consummated during the periods for which pro forma information is presented. From the year ended December 31, 2022 the results of the acquisition have been included in full year results.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Amount
Cash and cash equivalents	$15,428
Accounts receivable	3,351
Contract assets	5,979
Prepaid expenses and other current assets	937
Property and equipment	2,239
Right of use assets, operating leases	6,157
Goodwill	143,086
Intangible assets	65,000
Accounts payable	(2,326)
Accrued expenses and other current liabilities	(17,190)
Contract liabilities	(320)
Short-term lease liabilities, operating leases	(1,011)
Long-term lease liabilities, operating leases	(5,146)
Deferred tax liabilities	(10,916)
Other long-term liabilities	(235)
Net assets acquired	$205,033

Of the total purchase price, the following values were assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships	$39,000	16
Backlog	23,000	3
Trade name	1,000	2
Developed technologies	1,000	3
Non-compete agreements	$1,000	3

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

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

The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflects the pro forma impact of additional amortization related to the fair value of acquired intangible assets, and the pro forma impact of reflecting acquisition costs, which consisted of legal, advisory and due diligence fees and expenses. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been consummated during the periods for which pro forma information is presented. From the year ended December 31, 2021 the results of the acquisition have been included in full year results.

Echo Ridge LLC

On July 30, 2021, the Company acquired a 100% ownership interest in Echo Ridge LLC (“Echo Ridge”), a privately-owned company, for $9.0 million in cash. Echo Ridge adds position, navigation, and timing devices; modeling, simulation, test, and measurement tools; and deployable software defined radio products and signal processing services to Parsons’ space portfolio. The acquisition was entirely funded by cash on-hand. In connection with this acquisition, the Company recognized $0.3 million of acquisition related “Selling, general and administrative expense” in the consolidated statements of income for the year ended December 31, 2021, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition. The Company allocated the purchase price to the appropriate classes of tangible assets and liabilities and assigned the excess of $7.2 million entirely to goodwill. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill in its entirety is deductible for tax purposes. The amount of revenue generated by Echo Ridge and included within consolidated revenues for 2021 was $2.9 million.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

4.
Contracts with Customers

Disaggregation of Revenue

The Company’s contracts contain both fixed price and cost reimbursable components. Contract types are based on the component that represents the majority of the contract. The following table presents revenue disaggregated by contract type (in thousands):

	December 31, 2023	December 31, 2022	December 31, 2021
Fixed-price	$1,810,499	$1,138,482	$964,927
Time-and-Materials	1,352,871	1,166,548	1,021,568
Cost-plus	2,279,379	1,890,242	1,674,276
Total	$5,442,749	$4,195,272	$3,660,771

Refer to “Note 20—Segments Information” for the Company’s revenues by business lines.

Contract Assets and Contract Liabilities

Contract assets and contract liabilities balances at December 31, 2023 and December 31, 2022 were as follows (in thousands):

	December 31, 2023	December 31, 2022	$ change	% change
Contract assets	$757,515	$634,033	$123,482	19.5%
Contract liabilities	301,107	213,064	88,043	41.3%
Net contract assets (liabilities) (1)	$456,408	$420,969	$35,439	8.4%

(1) Total contract retentions included in net contract assets (liabilities) were $73.8 million as of December 31, 2023, of which $32.1 million are not expected to be paid in 2024. Total contract retentions included in net contract assets (liabilities) were $73.5 million as of December 31, 2022. Contract assets at December 31, 2023 and December 31, 2022 include approximately $109.5 million and $127.9 million, respectively, related to net claim recovery estimates. For the years ended December 31, 2023 and December 31, 2022, there were no material losses recognized related to the collectability of claims, unapproved change orders, and requests for equitable adjustment.

During the years ended December 31, 2023 and December 31, 2022, the Company recognized revenue of approximately $126.0 million and $94.1 million, respectively, that was included in the corresponding contract liability balance at December 31, 2022 and December 31, 2021, respectively. Certain changes in contract assets and contract liabilities consisted of the following:

	December 31, 2023	December 31, 2022
Acquired contract assets	$2,715	$25,397
Acquired contract liabilities	3,155	2,080

There was no significant impairment of contract assets recognized during the years ended December 31, 2023 and December 31, 2022.

Revisions in estimates, such as changes in estimated claims or incentives, related to performance obligations partially satisfied in previous periods that individually had an impact of $5 million or more on revenue resulted in the following changes in revenue.

	2023	2022	2021
Revenue impact, net	$5,428	$-	$(30,828)

Certain financial statement impacts from revisions in estimates were as follows (in thousands):

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

	December 31, 2023	December 31, 2022	December 31, 2021
Operating income (loss)	$35,297	$—	$(30,828)
Net income (loss)	26,261	—	(22,936)
Diluted earnings (loss) per share	$0.23	$—	$(0.20)

The amounts for 2023, in the table above, include the impact from contracts in the Critical Infrastructure segment related to a change in estimate increasing direct costs of contracts by $8.0 million related to net write-downs and a decrease in direct costs of contracts of $37.9 million related to a legal matter. These impacts do not include the operating income impacts disclosed below in "Note 16—Investments in and Advances to Joint Ventures."

Accounts Receivable, Net

Accounts receivable, net consisted of the following as of December 31, 2023 and December 31, 2022 (in thousands):

	2023	2022
Billed	$646,375	$502,411
Unbilled	273,215	218,945
Total accounts receivable, gross	919,590	721,356
Allowance for doubtful accounts	(3,952)	(4,011)
Total accounts receivable, net	$915,638	$717,345

Billed accounts receivable represents amounts billed to clients that have not been collected. Unbilled accounts receivable represents amounts where the Company has a present contractual right to bill but an invoice has not been issued to the customer at the period-end date. Receivables from contracts with the U.S. federal government and its agencies were 18% and 17% as of December 31, 2023 and December 31, 2022, respectively.

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

Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations (“RUPO”) as of December 31, 2023 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had $6.4 billion in RUPO as of December 31, 2023.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

The Company expects to satisfy its RUPO as of December 31, 2023 over the following periods (in thousands):

Period RUPO Will Be Satisfied	Within One Year	Within One to Two Years	Thereafter
Federal Solutions	$1,762,399	$377,117	$215,435
Critical Infrastructure	2,053,887	1,131,669	837,677
Total	$3,816,286	$1,508,786	$1,053,112

5.
Leases

The Company has operating and finance leases for corporate and project office spaces, vehicles, heavy machinery and office equipment. Our leases have remaining lease terms of one year to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases after the third year.

The components of lease costs for the years ended December 31, 2023 and December 31, 2022 are as follows (in thousands):

	2023	2022
Operating lease cost	$67,181	$67,033
Short-term lease cost	13,782	14,008
Amortization of right-of-use assets	2,699	2,322
Interest on lease liabilities	273	98
Sublease income	(4,718)	(5,045)
Total lease cost	$79,217	$78,416

Supplemental cash flow information related to leases for the years ended December 31, 2023 and December 31, 2022 is as follows (in thousands):

	2023	2022
Operating cash flows for operating leases	$71,432	$73,169
Operating cash flows for finance leases	273	98
Financing cash flows for finance leases	2,618	2,175
Right-of-use assets obtained in exchange for new operating lease liabilities	62,856	26,607
Right-of-use assets obtained in exchange for new finance lease liabilities	$6,456	$1,813

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

Supplemental balance sheet and other information related to leases as of December 31, 2023 and December 31, 2022 is as follows (in thousands):

	2023	2022
Operating Leases:
Right-of-use assets	$159,211	$155,090
Lease liabilities:
Current	$58,556	$59,144
Long-term	117,505	111,417
Total operating lease liabilities	$176,061	$170,561
Finance Leases:
Other noncurrent assets	$7,779	$3,965
Accrued expenses and other current liabilities	$2,682	$1,746
Other long-term liabilities	$5,129	$2,246

Weighted Average Remaining Lease Term:
Operating leases	3.9 Years	3.6 years
Finance leases	3.1 years	2.6 years
Weighted Average Discount Rate:
Operating leases	4.2%	3.4%
Finance leases	4.6%	2.8%

As of December 31, 2023, the Company has no additional operating leases that have not yet commenced.

A maturity analysis of the future undiscounted cash flows associated with the Company’s operating and finance lease liabilities as of December 31, 2023 is as follows (in thousands):

	Operating Leases	Finance Leases
2024	$64,525	$2,989
2025	48,633	2,526
2026	32,203	1,881
2027	18,809	708
2028	14,047	310
Thereafter	12,806	-
Total lease payments	191,023	8,414
Less: imputed interest	(14,962)	(603)
Total present value of lease liabilities	$176,061	$7,811

Rental expense for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 was $81.0 million, $81.0 million and $73.1 million, respectively, and is recorded in “Selling, general and administrative expenses” in the consolidated statements of income.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

6.
Employee Stock Purchase and Equity-Based Compensation Plans

Equity Compensation Plan Information

The following table provides information as of December 31, 2023 regarding compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	-			1,463,790	(2)
Equity compensation plans not approved by security holders	2,093,336	(3)		8,238,003	(4)
Total	2,093,336			9,701,793

(1)
Consists of the 2020 Employee Stock Purchase Plan.
(2)
Amount represents 1,463,790 shares remaining available for future issuance under the 2020 Employee Stock Purchase Plan (of which 52,364 shares were purchased pursuant to the offering period that ended on December 31, 2023).
(3)
Amount represents the sum of 2,093,336 shares of common stock subject to outstanding RSU and PSU awards under the 2019 Incentive Plan (with PSU awards reflected at “target” levels),
(4)
Amount represents 8,238,003 shares remaining available for future issuance under the 2019 Incentive Plan.

Employee Stock Purchase Plan

The Parsons Corporation Employee Stock Purchase Plan (“ESPP”) was adopted effective March 1, 2020. Under the ESPP, eligible employees who elect to participate are granted the right to purchase shares of Parsons common stock at a discount of 5% of the market value on the last trading day of the offering period.

The following table presents stock issuance activity for the years ended December 31, 2023 and December 31, 2022 (in thousands):

	2023	2022
Purchase price paid for shares sold	$6,059	$5,377
Number of shares sold	117	131

The average purchase price for the year ended December 31, 2023 and December 31, 2022 was $51.94 and $40.95 per share, respectively.

Equity-Based Compensation Plans

The Company issues stock-based awards through the Incentive Award Plan. The compensation expense for these awards is recorded in “Selling, general and administrative expenses” in the Company’s consolidated financial statements.

Stock-based compensation expense was $27.5 million, $20.0 million, and $16.8 million for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively, net of recognized tax benefits of $8.6 million, $4.4 million, and $2.8 million for 2023, 2022 and 2021, respectively. The tax benefit realized related to awards vested during 2023, 2022, and 2021 was $4.3 million, $2.7 million, and $6.3 million, respectively. We recognize forfeitures as they occur.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

At December 31, 2023, the amount of compensation cost relating to non-vested awards not yet recognized in the consolidated financial statements is $43.4 million. The majority of these unrecognized compensation costs will be recognized by the fourth quarter of fiscal 2025.

Prior to the adoption of the Incentive Award Plan on April 15, 2019, the Company issued awards under the Shareholder Value Plan, Long-Term Growth Plan and Restricted Award Plan. With the adoption of the Incentive Award Plan, the Company discontinued issuing awards under the Shareholder Value Plan, Long-Term Growth Plan and Restricted Award Plan. Awards granted out of the discontinued plans settled in cash.

The following table presents the final amount paid for cash settled awards through the discontinued Shareholder Value Plan, Long-Term Growth Plan and Restricted Award Plan, by award type, for the year ended December 31, 2021 (there were no awards outstanding as of the year ended December 31, 2021):

in thousands	December 31, 2021
Stock Appreciation Rights	$15,798
Long-Term Growth	3,778
Restricted Award Units	7,067
Total	$26,643

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

The following table presents the number of shares of restricted stock units granted (at target shares for awards with performance conditions) for the years ended December 31, 2023, December 31, 2022 and December 31, 2021:

	December 31, 2023	December 31, 2022	December 31, 2021
Restricted Stock Units (service condition)	616,337	666,184	450,675
Restricted Stock Units (service and performance condition)	452,179	402,436	374,535

The number of units granted for awards with performance conditions in the above table is based on performance at the target amount. The number of shares ultimately issued, which could be greater or less than target, will be based on achieving specific performance conditions related to the awards. During the year ended December 31, 2023, certain restricted stock unit grants with performance conditions vested with performance different from the target share amounts. As a result, 97,551 additional shares were granted and vested.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

The following table presents the number and weighted average grant-date fair value of restricted stock units (at target shares for awards with performance conditions) for the years ended December 31, 2023, December 31, 2022 and December 31, 2021:

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2020	931,785	$36.32
Granted	825,210	37.09
Vested	(222,228)	36.49
Forfeited	(175,524)	36.39
Outstanding at December 31, 2021	1,359,243	$36.75
Granted	1,068,620	37.42
Vested	(497,200)	35.86
Forfeited	(309,508)	36.28
Outstanding at December 31, 2022	1,621,155	$37.49
Granted	1,068,516	48.96
Vested	(372,962)	37.56
Forfeited	(223,373)	39.90
Outstanding at December 31, 2023	2,093,336	$43.11

For the year ended December 31, 2023, 484,988 shares of restricted stock units were issued, and 159,281 shares of common stock related to employee statutory income tax withholding were retired. For the year ended December 31, 2022, 458,952 shares of restricted stock units were issued, and 160,212 shares of common stock related to employee statutory income tax withholding were retired. For the year ended December 31, 2021, 188,408 shares of restricted stock units were issued, and 63,482 shares of common stock related to employee statutory income tax withholding were retired.

The following table presents the number of shares of restricted stock outstanding (at target shares for awards with performance conditions) at December 31, 2023, December 31, 2022 and December 31, 2021:

	December 31, 2023	December 31, 2022	December 31, 2021
Restricted Stock Units (service condition)	1,085,203	817,278	526,349
Restricted Stock Units (service and performance condition)	1,008,133	803,877	832,894

7. Goodwill

The following table summarizes the changes in the carrying value of goodwill by reporting segment for the years ended December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2022	Acquisitions	Foreign Exchange	December 31, 2023
Federal Solutions	$1,591,563	$95,338	$-	$1,686,901
Critical Infrastructure	70,287	34,261	1,216	105,764
Total	$1,661,850	$129,599	$1,216	$1,792,665

	December 31, 2021	Acquisitions	Foreign Exchange	December 31, 2022
Federal Solutions	$1,339,117	$252,446	$-	$1,591,563
Critical Infrastructure	73,573	-	(3,286)	70,287
Total	$1,412,690	$252,446	$(3,286)	$1,661,850

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

For the years ended December 31, 2023 and December 31, 2022, the Company performed a quantitative impairment analysis for all reporting units. It was determined that the fair value of all reporting units exceeded their carrying values. No goodwill impairments were identified for the three years ended December 31, 2023, December 31, 2022 and December 31, 2021.

8.
Intangible Assets

The gross amount and accumulated amortization of acquired identifiable intangible assets included in “Intangible assets, net” on the consolidated balance sheets were as follows (in thousands except for years):

	December 31, 2023			December 31, 2022			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (in years)
Backlog	$130,000	$(45,964)	$84,036	$142,200	$(45,903)	$96,297	4.0
Customer relationships	297,120	(124,194)	172,926	293,730	(146,032)	147,698	9.5
Leases	120	(106)	14	120	(87)	33	1.0
Developed technology	31,600	(15,823)	15,777	16,600	(11,560)	5,040	4.6
Trade name	1,000	(417)	583	5,000	(3,083)	1,917	1.1
Non-compete agreements	1,500	(1,097)	403	3,350	(2,074)	1,276	3.3
In process research and development	1,800	-	1,800	1,800	-	1,800	n/a
Other intangibles	375	(348)	27	275	(209)	66	9.9
Total intangible assets	$463,515	$(187,949)	$275,566	$463,075	$(208,948)	$254,127

The aggregate amortization expense of intangible assets was $76.6 million, $78.2 million, and $103.2 million for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively.

Estimated amortization expense in each of the next five years and beyond is as follows (in thousands):

December 31, 2023
2024	$49,870
2025	43,429
2026	37,003
2027	32,522
2028	24,324
Thereafter	86,619
Total	$273,766

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

9.
Property and Equipment, Net

Property and equipment consisted of the following at December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022	Useful life (years)
Buildings and leasehold improvements	$102,372	$103,071	1-15
Furniture and equipment	84,244	85,088	3-10
Computer systems and equipment	168,926	152,511	3-10
Construction equipment	6,173	5,271	5-7
Construction in progress	21,030	21,952
	382,745	367,893
Accumulated depreciation	(283,788)	(271,843)
Property and equipment, net	$98,957	$96,050

Depreciation expense of $39.1 million, $39.0 million, and $38.6 million was recorded for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively.

10.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at December 31, 2023 and December 31, 2022 (in thousands):

	2023	2022
Salaries and wages	$102,779	$85,328
Employee benefits	342,707	298,914
Self-insurance liability	24,193	25,351
Project cost accruals	254,070	147,378
Other accrued expenses	77,674	73,222
Total accrued expenses and other current liabilities	$801,423	$630,193

11.
Debt and Credit Facilities

Debt consisted of the following at December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Long-Term Debt:
Delayed draw term loan	$350,000	$350,000
Convertible senior notes	400,000	400,000
Revolving credit facility	-	-
Debt issuance costs	(4,037)	(6,395)
Total	$745,963	$743,605

Revolving Credit Facility

In June 2021, the Company entered into a $650 million unsecured revolving credit facility (the “Credit Agreement”). The Company incurred $1.9 million of costs in connection with this Credit Agreement. The 2021 Credit Agreement replaced an existing Fifth Amended and Restated Credit Agreement dated as of November 15, 2017. Under the new agreement, the Company’s revolving credit facility was increased from $550 million to $650 million. The credit facility has a five-year maturity, which may be extended up to two times for periods determined by the Company and the applicable extending lenders, and permits the Company to borrow in U.S. dollars, certain specified foreign currencies, and each other currency that may be approved in accordance with the 2021 Facility. The borrowings under

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

the Credit Agreement bear interest at either a eurocurrency rate plus a margin between 1.0% and 1.625% or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%. The rates on December 31, 2023 and December 31, 2022 were 6.7% and 5.7%, respectively. Borrowings under this Credit Agreement are guaranteed by certain Company operating subsidiaries. Letters of credit commitments outstanding under this agreement aggregated approximately $43.8 million and $44.5 million at December 31, 2023 and December 31, 2022, respectively, which reduced borrowing limits available to the Company. Interest expense related to the Credit Agreement was $3.9 million, $4.3 million and $0.7 million, for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively. There were no loan amounts outstanding under the Credit Agreement at December 31, 2023 and December 31, 2022.

The Credit Agreement includes various covenants, including restrictions on indebtedness, liens, acquisitions, investments or dispositions, payment of dividends and maintenance of certain financial ratios and conditions. The Company was in compliance with these covenants at December 31, 2023 and December 31, 2022.

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

The Convertible Senior Notes are the Company’s senior unsecured obligations and will rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness, to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

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

Under existing GAAP at the time of issuance during 2020, convertible debt instruments that may be settled in cash on conversion were required to be separated into liability and equity components in a manner that reflects the issuer’s non-convertible debt borrowing rate. The carrying amount of the liability component was based on the fair value of a similar instrument that does not contain an equity conversion option. The carrying amount allocated to the equity component, which was recognized as a debt discount, represents the difference between the proceeds from the issuance of the notes and the fair value of the liability component of the notes. Based on this debt-to-equity ratio, debt issuance costs are then allocated to the liability and equity components in a similar manner. Accordingly, at issuance the Company allocated $336.1 million to the debt liability and $53.6 million to additional paid-in capital. The difference between the principal amount of the Convertible Senior Notes and the liability component, inclusive of issuance costs, represents the debt discount, which the Company amortized to interest expense over the term of the Convertible Senior Notes using an effective interest rate of 3.25%. The Company recognized interest expense of $3.1 million and $3.0 million for the years ended December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023 and December 31, 2022 the carrying value of the Notes was $400.0 million, respectively.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

Delayed Draw Term Loan

In September 2022, the Company entered into a $350 million unsecured Delayed Draw Term Loan with an increase option of up to $150 million (the “2022 Delayed Draw Term Loan”). The 2022 Delayed Draw Term Loan may be borrowed in a single draw during the period from and including the Closing Date to the earlier to occur of (a) the date of termination of the 2022 Delayed Draw Term Loan by the Company pursuant to the terms of the 2022 Delayed Draw Term Loan Agreement and (b) six (6) months following the Closing Date. Proceeds of the 2022 Delayed Draw Term Loan Agreement may be used (a) to pay off in full, or partially payoff, the Company’s existing Senior Notes, (b) to prepay revolving loans outstanding under the Revolving Credit Agreement (as defined below), or (c) for working capital, capital expenditures and other lawful corporate purposes. The Company drew $350.0 million from the 2022 Delayed Draw Term Loan in November 2022. The Company incurred $0.9 million of debt issuance costs in connection with the delayed draw term loan as of December 31, 2022. These costs are presented as a direct deduction from the debt on the face of the balance sheet. Interest expense related to the Delayed Draw Term Loan was $22.4 million and $3.3 million for the years ended December 31, 2023 and December 31, 2022, respectively. The amortization of debt issuance costs and interest expense is recorded in “Interest expense” on the consolidated statements of income. As of December 31, 2023 and December 31, 2022, there was $350.0 million outstanding under the Delayed Draw Term Loan.

The 2022 Delayed Draw Term Loan has a three-year maturity and permits the Company to borrow in U.S. dollars. The 2022 Delayed Draw Term Loan does not require any amortization payments by the Company. Depending on the Company’s consolidated leverage ratio (or debt rating after such time as the Company has such rating), borrowings under the 2022 Delayed Draw Term Loan Agreement will bear interest at either an adjusted Term SOFR benchmark rate plus a margin between 0.875% and 1.500% or a base rate plus a margin of between 0% and 0.500% and will initially bear interest at the middle of this range. The Company will pay a ticking fee on unused term loan commitments at a rate of 0.175% commencing with the date that is ninety (90) days after the Closing Date. Amounts outstanding under the 2022 Delayed Draw Term Loan Agreement may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of benchmark rate loans. The interest rates on December 31, 2023 and December 31, 2022 were 6.6% and 5.6%, respectively.

Letters of Credit

The Company also has in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated approximately $320.7 million and $222.5 million at December 31, 2023 and December 31, 2022, respectively.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

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

12.
Other Long-term Liabilities

Other long-term liabilities consisted of the following at December 31, 2023 and December 31, 2022 (in thousands):

	2023	2022
Self-insurance liability	$81,795	$77,307
Reserve for uncertain tax positions	22,815	21,508
Finance lease obligations	5,129	2,246
Other long-term liabilities	10,556	8,159
Total other long-term liabilities	$120,295	$109,220

Refer to “Note 13—Income Taxes” for further discussion of the Company’s reconciliation of the beginning and ending balances of uncertain tax positions.

13.
Income Taxes

The following table presents the components of our income from continuing operations before income taxes (in thousands):

	2023	2022	2021
United States earnings	$179,522	$77,110	$24,687
Foreign earnings	84,531	89,112	87,901
	$264,053	$166,222	$112,588

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

The income tax expense (benefit) attributable to income from continuing operations for the years ended December 31, 2023, December 31, 2022, and December 31, 2021 consists of the following (in thousands):

	2023	2022	2021
Current
Federal	$37,699	$21,323	$653
State	13,340	9,946	6,830
Foreign	14,013	9,232	19,621
Total current income tax expense	65,052	40,501	27,104
Deferred
Federal	(5,974)	(2,902)	1,624
State	(590)	(623)	(1,263)
Foreign	(2,350)	2,681	(3,829)
Total deferred tax benefit	(8,914)	(844)	(3,468)
Total income tax expense	$56,138	$39,657	$23,636

Income tax expense (benefit) was different from the amount computed by applying the United States federal statutory rate to pre-tax income from continuing operations as a result of the following (in thousands):

	2023		2022		2021
Income before income tax expense	$264,053		$166,222		$112,588
Tax at federal statutory tax rate	55,451	21.0%	34,907	21.0%	23,644	21.0%
State taxes, net of federal tax benefit	9,807	3.7%	7,530	4.5%	4,192	3.7%
Change in valuation allowance	5,773	2.2%	1,363	0.8%	3,865	3.4%
Change in uncertain tax positions	3,530	1.3%	1,688	1.0%	(80)	-0.1%
Foreign tax rate differential	(6,258)	-2.4%	(1,787)	-1.1%	(388)	-0.3%
Tax cost of foreign operations, net of credits	3,085	1.2%	777	0.5%	(5,151)	-4.6%
Foreign-Derived Intangible Income	(4,736)	-1.8%	(76)	0.0%	—	0.0%
Noncontrolling interests	(9,821)	-3.7%	(6,279)	-3.8%	(5,225)	-4.6%
Federal business credits	(2,731)	-1.0%	(1,926)	-1.2%	(2,538)	-2.3%
Executive compensation	1,636	0.6%	1,921	1.2%	2,352	2.1%
Other, net	402	0.2%	1,539	0.9%	2,965	2.6%
Total income tax expense	$56,138	21.3%	$39,657	23.9%	$23,636	21.0%

The effective tax rate in 2023 decreased to 21.3% from 23.9% in 2022. The change in the effective tax rate was due primarily to tax benefits related to increases in the foreign-derived intangible income (FDII) deduction and a change in jurisdictional mix of earnings, partially offset by an increase in valuation allowance on foreign tax credits originating from foreign withholding taxes.

The effective tax rate in 2022 increased to 23.9% from 21.0% in 2021. The change in the effective tax rate was due primarily to a net increase of uncertain tax positions during 2022, an income tax benefit recognized in 2021 for foreign tax credits which did not reoccur in 2022, partially offset by a decrease in valuation allowance on foreign tax credit carryovers originating from foreign withholding taxes, a benefit from a change in jurisdictional mix of earnings, and a tax expense recognized in 2021 related to a nonrecurring write down of a foreign tax receivable.

The effective tax rate for the year ended December 31, 2023 differs from the federal statutory tax rate primarily due to state income taxes, valuation allowance on foreign tax credit carryovers originating from foreign withholding taxes partially offset by benefits related to untaxed income attributable to

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

noncontrolling interests, earnings in lower tax jurisdictions, the FDII deduction, and federal business tax credits.

The effective tax rate for the year ended December 31, 2022 differs from the federal statutory tax rate primarily due to state income taxes and a recorded valuation allowance on foreign tax credit carryovers, partially offset by benefits related to income attributable to noncontrolling interests, earnings in lower tax jurisdictions and federal business tax credits.

The components of deferred tax assets and liabilities consists of the following at December 31, 2023 and December 31, 2022 (in thousands):

	2023	2022
Deferred tax assets
Project and non-project reserves	$23,555	$20,862
Employee compensation and benefits	69,726	55,103
Revenue and cost recognition	37,616	43,629
Insurance accruals	14,081	14,067
Net operating losses	8,663	8,928
Lease liabilities	44,626	44,285
Tax credit carryforwards	31,727	22,333
Other	3,285	3,847
Total deferred tax assets	233,279	213,054
Valuation allowance	(34,779)	(28,705)
Total deferred tax assets	198,500	184,349
Deferred tax liabilities
Intangible assets	(18,783)	(12,131)
Right-of-use assets	(40,131)	(40,111)
Profit remittance tax	(5,822)	(5,498)
Other	(3,378)	(1,370)
Total deferred tax liabilities	(68,114)	(59,110)
Net deferred tax asset	$130,386	$125,239

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

As of December 31, 2023, and December 31, 2022, the Company’s valuation allowance against deferred tax assets was $34.8 million and $28.7 million, respectively. The Company has recorded a valuation allowance against certain tax attributes that the Company has determined are not more-likely-than-not to be realized, including certain foreign net operating loss carryforwards, foreign tax credit carryforwards, and capital loss carryforwards. From December 31, 2022 to December 31, 2023, the Company’s valuation allowance increased by $6.1 million. This increase relates to deferred tax assets recorded for foreign tax credit carryforwards, offset in part by a decrease related to net operating loss carryforwards. The valuation allowance is recorded because the Company does not expect to have

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

sufficient taxable income and foreign source income to support the net operating loss carryforwards and the foreign tax credit carryforwards before they expire.

As of December 31, 2023, the Company has NOLs of $1.6 million, $30.5 million, and $30.8 million for U.S. Federal, U.S. states and foreign jurisdictions, respectively. The utilization of the U.S. federal and U.S. state NOLs are subject to certain annual limitations. Of these NOL amounts, $1.6 million, $16.7 million and $14.5 million in U.S. Federal, U.S. states and foreign jurisdictions, respectively, do not expire. The remaining amounts of NOLs in U.S. states and in foreign jurisdictions will expire if not used between 2024 and 2044.

As of December 31, 2023, the Company has foreign tax credit carryforwards of $29.8 million. The Company has provided a valuation allowance of $29.8 million as the Company considers it is not more likely than not that these credits will be realized. These foreign tax credits start expiring in the year 2030.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows (in thousands):

	2023	2022	2021
Beginning of year	$22,798	$21,181	$16,395
Increases—current year tax positions	3,220	4,666	6,203
Increases—prior year tax positions	2,458	2,254	1,512
Decreases—prior year tax positions	(1,589)	(3,537)	(2,929)
Settlements	(1,026)	(1,447)	—
Lapse of statute of limitations	(364)	(319)	—
End of year	$25,497	$22,798	$21,181

At December 31, 2023, and December 31, 2022, there are $25.1 million and $21.8 million of unrecognized tax benefits that if recognized would affect the Company’s effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as part of its income tax expense. During the years ended December 31, 2023, December 31, 2022, and December 31, 2021, the Company recognized approximately $0.5 million, $0.7 million, and $(0.9) million in interest and penalties, respectively, in the consolidated statements of income. The total amount of interest and penalties accrued in the consolidated balance sheets was $4.6 million, $4.1 million, and $3.5 million at December 31, 2023, December 31, 2022, and December 31, 2021, respectively.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction, various U.S. states, and foreign jurisdictions. The Company is subject to examination by tax authorities in several jurisdictions, including jurisdictions where the Company has significant activities, such as Canada, Qatar, Saudi Arabia and the United States. As of December 31, 2023, the Company’s U.S. federal income tax returns for tax years 2020 and forward remain subject to examination. U.S. states and foreign income tax returns remain subject to examination based on varying local statutes of limitations.

The Company estimates that, within 12 months, it may decrease its uncertain tax positions by approximately $5.5 million as a result of concluding various tax audits and closing tax years.
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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

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

In September 2015, a former Parsons employee filed an action in the United States District Court for the Northern District of Alabama against us as a qui tam relator on behalf of the United States (the “Relator”) alleging violation of the False Claims Act. The plaintiff alleges that, as a result of these actions, the United States paid in excess of $1 million per month between February and September 2006 that it should have paid to another contractor, plus $2.9 million to acquire vehicles for the contractor defendant to perform its security services. The lawsuit sought (i) that we cease and desist from violating the False Claims Act, (ii) monetary damages equal to three times the amount of damages that the United States has sustained because of our alleged violations, plus a civil penalty of not less than $5,500 and not more than $11,000 for each alleged violation of the False Claims Act, (iii) monetary damages equal to the maximum amount allowed pursuant to §3730(d) of the False Claims Act, and (iv) Relator’s costs for this action, including recovery of attorneys’ fees and costs incurred in the lawsuit. The United States government did not intervene in this matter as it is allowed to do so under the statute. The court heard dispositive motions in 2023, including Parsons’ motion for summary judgment. We are awaiting the court’s rulings upon such motions, which will determine whether a trial will be necessary for this matter in 2024.

On November 28, 2023, a Proposed Statement of Decision was filed with the clerk of the Superior Court of the State of California In and For the County of San Mateo proposing an award of damages in the total amount of approximately $102.5 million in favor of Parsons Transportation Group, Inc. and against Alstom Signaling Operations LLC (Alstom") (including approximately $62.5 million relating to claims assigned to Parsons pursuant to a prior settlement with the Peninsula Corridor Joint Powers Board and approximately $40 million attributable to Parsons’ contractual and indemnification claims). This proposed award relates back to a lawsuit Parsons initially filed against the Peninsula Corridor Joint Powers Board for breach of contract and wrongful termination in February 2017 (which was settled between Parsons and the Joint Powers Board in 2021) and a cross-complaint filed against Alstom Signaling Operations LLC in November 2017, as subsequently amended, for breach of contract, negligence and intentional misrepresentation. Alstom filed objections to the Proposed Statement of Decision, and Parsons has filed its responses to the objections. It is anticipated that the court will enter a final decision in the first quarter of 2024.

At this time, the Company is unable to determine the probability of the outcome of the litigation.

Federal government contracts are subject to audits, which are performed for the most part by the Defense Contract Audit Agency (“DCAA”). Audits by the DCAA and other agencies consist of reviews of our overhead rates, operating systems and cost proposals to ensure that we account for such costs in accordance with the Cost Accounting Standards (“CAS”). If the DCAA determines we have not accounted for such costs in accordance with the CAS, the DCAA may disallow these costs. The disallowance of

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

such costs may result in a reduction of revenue and additional liability for the Company. Historically, the Company has not experienced any material disallowed costs as a result of government audits. However, the Company can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. All audits of costs incurred on work performed through 2018 have been closed, and years thereafter remain open.

Although there can be no assurance that these matters will be resolved favorably, management believes that their ultimate resolution will not have a material adverse impact on the Company’s consolidated financial position, results of operations, or cash flows.

15.
Retirement and Other Benefit Plans

The Company’s principal retirement benefit plan is the ESOP, a stock bonus plan, established in 1975 to cover eligible employees of the Company and certain affiliated companies. Contributions of treasury stock to ESOP are made annually in amounts determined by the Company’s board of directors and are held in trust for the sole benefit of the participants. Shares allocated to a participant’s account are fully vested after three years of credited service, or in the event(s) of reaching age 65, death or disability while an active employee of the Company. As of December 31, 2023, the total shares of the Company’s common stock outstanding were 105,839,978, of which 59,879,857 were held by the ESOP. As of December 31, 2022, the total shares of the Company’s common stock outstanding were 104,702,996, of which 63,742,151 were held by the ESOP.

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

Total ESOP contribution expense was approximately $58.2 million, $54.7 million and $54.9 million for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively, and is recorded in “Direct costs of contracts” and “Selling, general and administrative expense” in the consolidated statements of income.

The Company also maintains a defined contribution plan (the “401(k) Plan”). Substantially all domestic employees are entitled to participate in the 401(k) Plan, subject to certain minimum requirements. The Company’s contributions to the 401(k) Plan for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 amounted to $35.4 million, $30.2 million, and $25.5 million, respectively.

As part of an acquisition in 2014, the Company acquired a defined contribution pension plan, a defined benefit pension plan, and supplemental retirement plan. For the defined contribution pension plan, the Company contributes a base amount plus an additional amount based upon a predetermined formula. At December 31, 2023 and December 31, 2022, the defined benefit pension plan was in a net asset position of $1.4 million and $1.8 million, respectively, which is recorded in “Other noncurrent assets” on the consolidated balance sheets.

16. Investments in and Advances to Joint Ventures

The Company participates in joint ventures to bid, negotiate and complete specific projects. The Company is required to consolidate these joint ventures if it holds the majority voting interest or if the Company meets the criteria under the consolidation model, as described below.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

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

Letters of credit outstanding described in ‘Note 11—Debt and Credit Facilities” that relate to project ventures are approximately $147.7 million and $106.8 million at December 31, 2023 and December 31, 2022, respectively.

In the table below, aggregated financial information relating to the Company’s joint ventures is provided because their nature, risk and reward characteristics are similar. None of the Company’s current joint ventures that meet the characteristics of a VIE are individually significant to the consolidated financial statements.

Consolidated Joint Ventures

The following represents financial information for consolidated joint ventures included in the consolidated financial statements as of and for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 (in thousands):

	2023	2022
Current assets	$426,633	$289,837
Noncurrent assets	14,295	9,961
Total assets	440,928	299,798
Current liabilities	260,286	198,464
Noncurrent liabilities	5,132	-
Total liabilities	265,418	198,464
Total joint venture equity	$175,510	$101,334

	2023	2022	2021
Revenue	$708,391	$483,888	$402,078
Costs	613,186	422,559	351,670
Net income	$95,205	$61,329	$50,408
Net income attributable to noncontrolling interests	$46,766	$29,901	$24,880

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

is typically limited to the aggregate of the carrying value of the investment and future funding commitments.

The following represents the financial information of the Company’s unconsolidated joint ventures as presented in their unaudited financial statements as of and for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 (in thousands):

	2023	2022
Current assets	$1,607,953	$1,610,246
Noncurrent assets	483,693	491,658
Total assets	2,091,646	2,101,904
Current liabilities	1,057,113	1,255,297
Noncurrent liabilities	518,647	468,056
Total liabilities	1,575,760	1,723,353
Total joint venture equity	$515,886	$378,551
Investments in and advances to unconsolidated joint ventures	$128,204	$107,425

	2023	2022	2021
Revenue	$2,313,420	$2,406,407	$2,709,305
Costs	2,310,114	2,325,472	2,536,403
Net income	$3,306	$80,935	$172,902
Equity in (losses) earnings of unconsolidated joint ventures	$(47,751)	$16,347	$36,862

The Company had net contributions to its unconsolidated joint ventures of $65.2 million and $13.2 million for the years ended December 31, 2023 and December 31, 2021, respectively and received net distributions from its unconsolidated joint ventures of $20.2 million for the year ended December 31, 2022.

The following table presents certain financial statement impacts from changes in estimates on unconsolidated joint ventures in the Critical Infrastructure segment.

	December 31, 2023	December 31, 2022	December 31, 2021
Operating loss	$(83,398)	$(13,817)	$(15,593)
Net loss	(61,842)	(10,335)	(11,626)
Diluted loss per share	$(0.54)	$(0.09)	$(0.10)

17.
Related Party Transactions

The Company often provides services to unconsolidated joint ventures and revenues include amounts related to recovering overhead costs for these services. For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, revenues included $213.8 million, $217.4 million, and $204.7 million, respectively, related to services the Company provided to unconsolidated joint ventures. For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, the Company incurred approximately $153.7 million, $157.6 million and $155.5 million, respectively, of reimbursable

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

costs. Amounts included in the consolidated balance sheets related to services the Company provided to unconsolidated joint ventures are as follows (in thousands):

	2023	2022
Accounts receivable	$38,898	$40,795
Contract assets	38,009	30,578
Contract liabilities	15,287	14,318

Amounts presented above for comparable periods have been updated to reflect all unconsolidated joint ventures.

18.
Fair Value

The authoritative guidance on fair value measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). At December 31, 2023 and December 31, 2022 the Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable, and other liabilities. The fair values of these financial instruments approximate their carrying values due to their short-term maturities.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

Financial assets and liabilities measured at fair value on a recurring basis are as follows:

Fair value as of December 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets related to defined contribution plan
Mutual funds	$1,840	$—	$—	$1,840
Fixed income	—	6,568	—	6,568
Cash and cash equivalents	355	—	—	355
Total assets at fair value	$2,195	$6,568	$—	$8,763

Contingent consideration
Earnout liability	$-	$-	$2,300	$2,300
Total liabilities at fair value	$-	$-	$2,300	$2,300

Fair value as of December 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets related to defined contribution plan
Mutual funds	$1,924	$—	$—	1,924
Fixed income	—	7,662	—	7,662
Cash and cash equivalents	449	—	—	449
Total assets at fair value	$2,373	$7,662	—	$10,035

As described in “Note 15—Retirement and Other Benefits Plans”, the Company acquired a defined contribution pension plan, a defined benefit pension plan, and supplemental retirement plans. At December 31, 2023 and December 31, 2022, the Company measured the mutual funds held within the defined benefit pension plan at fair value using unadjusted quoted prices in active markets that are accessible for identical assets. The Company measured the fixed income securities using market bid and ask prices. The inputs that are significant to the valuation of fixed income securities are generally observable, and therefore have been classified as Level 2.

In determining the fair value of acquired intangible assets from our business acquisitions, the Company uses the multi-period excess earnings method to value customer relationships and backlog and values developed technologies using the relief-from royalty method. These valuation methods use significant unobservable inputs classified within Level 3 of the fair value hierarchy. See "Note 2—Summary of Significant Accounting Policies."

We measure contingent consideration at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. See "Note 2—Summary of Significant Accounting Policies" and "Note 3—Acquisitions" for further information.

With respect to equity-based compensation, for restricted stock units containing service conditions or service and performance conditions, the grant date fair value is based on the closing stock price of a share of the Company’s common stock on the NYSE on the grant date. For awards that include market conditions, the grant date fair value is determined using a Monte Carlo simulation.

19.
Earnings Per Share

The tables below reconcile the denominator and numerator used to compute basic earnings per share (“EPS”) to the denominator and numerator used to compute diluted EPS for the years ended December 31, 2023, December 31, 2022 and December 31, 2021. Basic EPS is computed using the weighted average number of shares outstanding during the period and income available to shareholders.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

Diluted EPS is computed similar to basic EPS, except the income available to shareholders is adjusted to add back interest expense, after tax, related to the Convertible Senior Note, and the weighted average number of shares outstanding is adjusted to reflect the dilutive effects of stock-based awards and shares underlying the Convertible Senior Note.

Convertible Senior Note dilution impact is calculated using the if-converted method. In connection with the offerings of our note, the Company entered into a convertible note hedge and warrants (see Note 11 - Debt and Credit Facilities); however, the convertible note hedge is not considered when calculating dilutive shares given its impact is anti-dilutive. The impact of the bond hedge would offset the dilutive impact of the shares underlying the Convertible Senior Note. The warrants have a strike price above our average share price during the period and are out of the money and not included in the tables below.

Dilutive potential common shares include, when circumstances require, shares the Company could be obligated to issue from its Convertible Senior Notes and warrants (see Note 11 - Debt and Credit Facilities for further discussion) and stock-based awards. Shares to be provided to the Company from its bond hedge purchased concurrently with the issuance of Convertible Senior Notes are anti-dilutive and are not included in its diluted shares. Anti-dilutive stock-based awards excluded from the calculation of earnings per share for the years ended December 31, 2023, December 31, 2022, and December 31, 2021 were 5,423, 15,113, and 11,986, respectively.

The following table reconciles the numerator and denominator used to compute basic EPS and the numerator and denominator used to computed diluted EPS (in thousands):

	2023	2022	2021
Numerator for Basic and Diluted EPS:
Net income attributable to Parsons Corporation - basic	$161,149	$96,664	$64,072
Convertible senior notes if-converted method interest adjustment	2,291	2,176	2,130
Net income attributable to Parsons Corporation - diluted	$163,440	$98,840	$66,202

Denominator for Basic and Diluted EPS:
Basic weighted average number of shares outstanding	104,992	103,758	102,544
Dilutive effect of stock-based awards	1,173	808	666
Dilutive effect of convertible senior notes	8,917	8,917	8,917
Diluted weighted average number of shares outstanding	115,082	113,483	112,127

Earnings per share:
Basic	$1.53	$0.93	$0.62
Diluted	$1.42	$0.87	$0.59

Share Repurchases

On August 9, 2021, the Company’s Board of Directors authorized the Company to acquire a number of shares of Common Stock having an aggregate market value of not greater than $100,000,000 from time to time, commencing on August 12, 2021. The Board further amended this authorization in August 2022 to remove the prior expiration date and grant executive leadership the discretion to determine the price for such share repurchases. Repurchased shares of common stock are retired and included in “Repurchases of common stock” in cash flows from financing activities in the Consolidated Statements of Cash Flows. The primary purpose of the Company’s share repurchase program is to reduce the dilutive effect of shares issued under the Company’s ESOP and other stock benefit plans. The timing, amount and manner of share repurchases may depend upon market conditions and economic circumstances, availability of investment opportunities, the availability and costs of financing, the market price of the Company's common stock, other uses of capital and other factors.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

The following table summarizes the repurchase activity under the stock repurchase program.

	2023	2022
Total shares repurchased	233,010	574,933
Total shares retired	233,010	574,933
Average price paid per share	$47.21	$38.27

As of December 31, 2023, the Company has $45.3 million remaining under the stock repurchase program.

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

The Company defines its reportable segments based on the way the chief operating decision maker (“CODM”), its Chief Executive Officer, evaluates the performance of each segment and manages the operations of the Company for purposes of allocating resources among the segments. The CODM evaluates segment operating performance using segment Revenue and segment Adjusted EBITDA attributable to Parsons Corporation.

The following tables summarize business segment information for the periods presented (in thousands):

	2023	2022	2021
Revenues:
Federal Solutions	$3,020,701	$2,212,987	$1,888,050
Critical Infrastructure	2,422,048	1,982,285	1,772,721
Total revenues	$5,442,749	$4,195,272	$3,660,771

	2023	2022	2021
Equity in (losses) earnings of unconsolidated joint ventures:
Federal Solutions	$4,190	$3,677	$2,303
Critical Infrastructure	(51,941)	12,670	34,559
Total equity in (losses) earnings of unconsolidated joint ventures	$(47,751)	$16,347	$36,862

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

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

	2023	2022	2021
Adjusted EBITDA attributable to Parsons Corporation
Federal Solutions	$289,250	$199,004	$162,733
Critical Infrastructure	127,785	123,385	121,700
Adjusted EBITDA attributable to Parsons Corporation	417,035	322,389	284,433
Adjusted EBITDA attributable to noncontrolling interests	47,638	30,393	25,287
Depreciation and amortization	(119,973)	(120,501)	(144,209)
Interest expense, net	(29,306)	(22,219)	(17,301)
Income tax expense	(56,138)	(39,657)	(23,636)
Equity-based compensation expense	(36,151)	(24,354)	(19,601)
Transaction-related costs (a)	(12,013)	(16,270)	(11,965)
Restructuring expense (b)	(1,244)	(213)	(736)
Other (c)	(1,933)	(3,003)	(3,320)
Net income including noncontrolling interests	$207,915	$126,565	$88,952
Net income attributable to noncontrolling interests	(46,766)	(29,901)	(24,880)
Net income attributable to Parsons Corporation	$161,149	$96,664	$64,072

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

Asset information by segment is not a key measure of performance used by the CODM.

The following table presents revenues and property and equipment, net by geographic area (in thousands):

	2023	2022	2021
Revenues:
North America	$4,481,492	$3,463,128	$3,028,760
Middle East	943,175	710,830	610,655
Rest of World	18,082	21,314	21,356
Total revenues	$5,442,749	$4,195,272	$3,660,771
Property and equipment, net
North America	$91,766	$91,217	$100,674
Middle East	7,191	4,833	3,522
Total property and equipment, net	$98,957	$96,050	$104,196

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, December 31, 2022 and December 31, 2021

North America revenue includes $4.1 billion, $3.2 billion and $2.7 billion of United States revenue for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively. North America property and equipment, net includes $83.9 million, $84.4 million and $95.0 million of property and equipment, net in the United States at December 31, 2023, December 31, 2022 and December 31, 2021, respectively.

The geographic location of revenue is determined by the location of the customer.

The following table presents revenues by business lines (in thousands):

	2023	2022	2021
Revenue:
Defense & Intelligence	$1,539,968	$1,368,779	$1,269,030
Engineered Systems	1,480,733	844,208	619,020
Federal Solutions revenues	3,020,701	2,212,987	1,888,050
Infrastructure – North America	1,472,768	1,265,376	1,155,511
Infrastructure – Europe, Middle East and Africa	$949,280	716,909	617,210
Critical Infrastructure revenues	2,422,048	1,982,285	1,772,721
Total revenues	$5,442,749	$4,195,272	$3,660,771

Effective June 1, 2022, the Company made changes to its Federal Solutions business units by transferring a portion of legacy Defense and Intelligence business unit to the Engineered Systems business unit. Effective October 1, 2023, the Company reorganized its Critical Infrastructure business units from Mobility Solutions and Connected Communities to Infrastructure – North America and Infrastructure – Europe, Middle East and Africa. The prior year information in the table above has been reclassified to conform to the business unit changes.

21.
Subsequent Events

None

PARSONS CORPORATION AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

(in thousands)	Balance at beginning of period	Additions	Deductions	Other and foreign exchange impact	Balance at end of period
2023
Allowance for doubtful accounts	$4,011	$-	$(59)	$-	$3,952
Valuation allowance on deferred tax assets	28,705	8,209	(2,437)	302	34,779
2022
Allowance for doubtful accounts	3,955	59	(3)	-	4,011
Valuation allowance on deferred tax assets	27,348	3,656	(2,180)	(119)	28,705
2021
Allowance for doubtful accounts	4,001	8	(54)	-	3,955
Valuation allowance on deferred tax assets	$23,878	$4,873	$(878)	$(525)	$27,348