Form 10-Q
period 2024-03-31
PARSONS CORP
filed 2024-05-01
CIK 275880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 23, 2024, the registrant had 146,747,745 shares of common stock, $1.00 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents (including $84,810 and $128,761 Cash of consolidated joint ventures)	$423,120	$272,943
Accounts receivable, net (including $332,308 and $274,846 Accounts receivable of consolidated joint ventures, net)	1,023,463	915,638
Contract assets (including $8,521 and $11,096 Contract assets of consolidated joint ventures)	768,007	757,515
Prepaid expenses and other current assets (including $15,808 and $11,929 Prepaid expenses and other current assets of consolidated joint ventures)	212,664	191,430
Total current assets	2,427,254	2,137,526

Property and equipment, net (including $3,565 and $3,274 Property and equipment of consolidated joint ventures, net)	98,499	98,957
Right of use assets, operating leases (including $8,656 and $9,885 Right of use assets, operating leases of consolidated joint ventures)	145,803	159,211
Goodwill	1,791,443	1,792,665
Investments in and advances to unconsolidated joint ventures	145,043	128,204
Intangible assets, net	261,856	275,566
Deferred tax assets	157,547	140,162
Other noncurrent assets	70,998	71,770
Total assets	$5,098,443	$4,804,061

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable (including $33,339 and $49,234 Accounts payable of consolidated joint ventures)	$274,140	$242,821
Accrued expenses and other current liabilities (including $165,434 and $145,040 Accrued expenses and other current liabilities of consolidated joint ventures)	739,211	801,423
Contract liabilities (including $60,374 and $61,234 Contract liabilities of consolidated joint ventures)	282,962	301,107
Short-term lease liabilities, operating leases (including $4,445 and $4,753 Short-term lease liabilities, operating leases of consolidated joint ventures)	55,024	58,556
Income taxes payable	2,366	6,977
Total current liabilities	1,353,703	1,410,884

Long-term employee incentives	24,447	22,924
Long-term debt	1,246,443	745,963
Long-term lease liabilities, operating leases (including $4,211 and $5,132 Long-term lease liabilities, operating leases of consolidated joint ventures)	106,692	117,505
Deferred tax liabilities	9,763	9,775
Other long-term liabilities	114,238	120,295
Total liabilities	2,855,286	2,427,346
Contingencies (Note 12)
Shareholders' equity:
Common stock, $1 par value; authorized 1,000,000,000 shares; 146,717,387 and 146,341,363 shares issued; 48,205,185 and 45,960,122 public shares outstanding; 57,998,295 and 59,879,857 ESOP shares outstanding	146,717	146,341
Treasury stock, 40,501,385 shares at cost	(827,311)	(827,311)
Additional paid-in capital	2,759,867	2,779,365
Retained earnings	87,261	203,724
Accumulated other comprehensive loss	(16,866)	(14,908)
Total Parsons Corporation shareholders' equity	2,149,668	2,287,211
Noncontrolling interests	93,489	89,504
Total shareholders' equity	2,243,157	2,376,715
Total liabilities and shareholders' equity	5,098,443	4,804,061

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Loss)

(In thousands, except per share information)

(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenue	$1,535,676	$1,173,466
Direct cost of contracts	1,210,827	917,188
Equity in losses of unconsolidated joint ventures	(2,060)	(5,840)
Selling, general and administrative expenses	220,945	199,308
Operating income	101,844	51,130
Interest income	1,152	793
Interest expense	(12,998)	(6,458)
Loss on extinguishment of debt	(211,018)	-
Other income (expense), net	(3,326)	1,314
Total other income (expense)	(226,190)	(4,351)
(Loss) income before income tax expense	(124,346)	46,779
Income tax benefit (expense)	32,234	(11,503)
Net (loss) income including noncontrolling interests	(92,112)	35,276
Net income attributable to noncontrolling interests	(15,243)	(9,723)
Net (loss) income attributable to Parsons Corporation	$(107,355)	$25,553
(Loss) earnings per share:
Basic	$(1.01)	$0.24
Diluted	$(1.01)	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Net (loss) income including noncontrolling interests	$(92,112)	$35,276
Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	(1,927)	(177)
Pension adjustments, net of tax	(31)	1
Comprehensive (loss) income including noncontrolling interests, net of tax	(94,070)	35,100
Comprehensive income attributable to noncontrolling interests, net of tax	(15,243)	(9,723)
Comprehensive (loss) income attributable to Parsons Corporation, net of tax	$(109,313)	$25,377

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net (loss) income including noncontrolling interests	$(92,112)	$35,276
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	24,531	28,359
Amortization of debt issue costs	4,099	657
Loss (gain) on disposal of property and equipment	198	(3)
Loss on extinguishment of debt	211,018	-
Deferred taxes	4,796	(2,586)
Foreign currency transaction gains and losses	2,311	(290)
Equity in losses of unconsolidated joint ventures	2,060	5,840
Return on investments in unconsolidated joint ventures	16,106	7,793
Stock-based compensation	10,523	6,992
Contributions of treasury stock	15,030	14,435
Changes in assets and liabilities, net of acquisitions and consolidated joint ventures:
Accounts receivable	(110,066)	(47,482)
Contract assets	(11,715)	(49,098)
Prepaid expenses and other assets	(21,602)	(27,948)
Accounts payable	31,685	8,009
Accrued expenses and other current liabilities	(77,591)	(10,898)
Contract liabilities	(17,090)	16,113
Income taxes	(51,080)	6,408
Other long-term liabilities	(4,521)	(567)
Net cash used in operating activities	(63,420)	(8,990)
Cash flows from investing activities:
Capital expenditures	(9,436)	(8,146)
Proceeds from sale of property and equipment	2	19
Investments in unconsolidated joint ventures	(36,076)	(13,016)
Proceeds from sales of investments in unconsolidated joint ventures	-	381
Net cash used in investing activities	(45,510)	(20,762)
Cash flows from financing activities:
Proceeds from borrowings under credit agreement	153,200	5,700
Repayments of borrowings under credit agreement	(153,200)	(5,700)
Proceeds from issuance of convertible notes due 2029	800,000	-
Repurchases of convertible notes due 2025	(495,575)	-
Payments for debt issuance costs	(18,941)	-
Contributions by noncontrolling interests	-	200
Distributions to noncontrolling interests	(11,258)	(638)
Repurchases of common stock	-	(6,000)
Taxes paid on vested stock	(16,914)	(6,064)
Capped call transactions	(88,400)	-
Bond hedge termination	195,549	-
Redemption of warrants	(104,952)	-
Net cash (used in) provided by financing activities	259,509	(12,502)
Effect of exchange rate changes	(402)	154
Net increase (decrease) in cash, cash equivalents, and restricted cash	150,177	(42,100)
Cash, cash equivalents and restricted cash:
Beginning of year	272,943	262,539
End of period	$423,120	$220,439

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2024 and March 31, 2023

(In thousands)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Parsons Equity	Noncontrolling Interests	Total
Balance at December 31, 2023	$146,341	$(827,311)	$2,779,365	$203,724	$(14,908)	$2,287,211	$89,504	$2,376,715
Comprehensive income
Net income	-	-	-	(107,355)	-	(107,355)	15,243	(92,112)
Foreign currency translation gain, net	-	-	-	-	(1,927)	(1,927)	-	(1,927)
Pension adjustments, net	-	-	-	-	(31)	(31)	-	(31)
Distributions	-	-	-	-	-	-	(11,258)	(11,258)
Capped call transactions	-	-	(66,121)	-	-	(66,121)	-	(66,121)
Repurchase of warrants	-	-	(104,952)	-	-	(104,952)	-	(104,952)
Bond hedge termination	-	-	149,308	-	-	149,308	-	149,308
Issuance of equity securities, net of retirements	376	-	(8,256)	(9,108)	-	(16,988)	-	(16,988)
Stock-based compensation	-	-	10,523	-	-	10,523	-	10,523
Balance at March 31, 2024	$146,717	$(827,311)	$2,759,867	$87,261	$(16,866)	$2,149,668	$93,489	$2,243,157

Balance at December 31, 2022	$146,132	$(844,936)	$2,717,134	$43,089	$(17,849)	$2,043,570	$52,365	$2,095,935
Comprehensive income
Net income	-	-	-	25,553	-	25,553	9,723	35,276
Foreign currency translation loss, net	-	-	-	-	(177)	(177)	-	(177)
Pension adjustments, net	-	-	-	-	1	1	-	1
Contributions	-	-	-	-	-	-	201	201
Distributions	-	-	-	-	-	-	(638)	(638)
Issuance of equity securities, net of retirements	251	-	(6,098)	(213)	-	(6,060)	-	(6,060)
Repurchases of common stock	(139)	-	(5,861)	-	-	(6,000)	-	(6,000)
Stock-based compensation	-	-	6,992	-	-	6,992	-	6,992
Balance at March 31, 2023	$146,244	$(844,936)	$2,712,167	$68,429	$(18,025)	$2,063,879	$61,651	$2,125,530

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

2.
Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and pursuant to the interim period reporting requirements of Form 10-Q. They do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with our consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. The Company’s most significant estimates and judgments involve revenue recognition with respect to the determination of the costs to complete contracts and transaction price; determination of self-insurance reserves; useful lives of property and equipment and intangible assets; valuation of deferred income tax assets and uncertain tax positions, among others. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and “Note 2—Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2023, for a discussion of the significant estimates and assumptions affecting our consolidated financial statements. Estimates of costs to complete contracts are continually evaluated as work progresses and are revised when necessary. When a change in estimate is determined to have an impact on contract profit, the Company records a positive or negative adjustment to the consolidated statement of income.

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

During July 2023, the FASB Issued ASU 2023-03. ASU 2023-03 incorporates, into certain accounting standards, amendments to SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revisions of Regulation S-X: Income or Loss Applicable to Common Stock. These rules are effective immediately. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

4.
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

Sealing Technologies, Inc.

On August 23, 2023, the Company acquired a 100% ownership interest in Sealing Technologies, Inc (“SealingTech”), a privately-owned company, for $179.3 million in cash and up to an additional $25 million in the event an earn out revenue target is exceeded. The Company borrowed $175 million under the Credit Agreement to fund the acquisition. Headquartered in Maryland, SealingTech expands Parsons’ customer base across the Department of Defense and Intelligence Community, and further enhances the company’s capabilities in defensive cyber operations; integrated mission-solutions powered by artificial intelligence (AI) and machine learning (ML); edge computing and edge access modernization; critical infrastructure protection; and secure data management. In connection with this acquisition, the Company recognized $3.3 million of acquisition-related expenses in “Selling, general and administrative expense” in the consolidated statements of income for the year ended December 31, 2023, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition.

The Company has agreed to pay the selling shareholders up to an additional $25 million in the event an earn out revenue target of $110 million is exceeded during the fiscal year ended December 31, 2024. The earn out payment due and payable by the Company to the selling shareholders shall be equal to (i) five-tenths (0.5), multiplied by (ii) the difference of (A) the actual earn out revenue minus (B) the earn out revenue target; provided, however, that in no event shall the earn out payment exceed $25 million. In the event that the earn out revenue is less than or equal to the earn out revenue target, the earn out payment shall be zero. The earn out payment, if any, shall be paid by the Company to the selling shareholders within 15 days following the date the earn out statement becomes final and binding on both parties. The fair value of the earn out (contingent consideration in the table below) was calculated using a Black-Scholes model. See “Note 2—Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2023 for further information on how the fair value of contingent consideration is determined.

The following table summarizes the acquisition date fair value of the purchase consideration transferred (in thousands):

Amount
Cash paid at closing	$179,259
Fair value of contingent consideration to be achieved	3,231
Total purchase price	$182,490

The estimated fair value of the SealingTech contingent consideration as of March 31, 2024 was $4.1 million, a $1.8 million increase from the estimated fair value as of December 31, 2023. The change in the estimated fair value was recorded to "other income (expense), net" in the consolidated financial statements.

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

Amortization expense of $3.3 million related to these intangible assets was recorded for the three months ended March 31, 2024. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. The entire value of goodwill is deductible for tax purposes.

The amount of revenue generated by SealingTech and included within consolidated revenue is $16.9 million for the three months ended March 31, 2024. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the SealingTech acquisition had been consummated as of the beginning of fiscal year 2022 (in thousands) is as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Pro forma Revenue	$1,535,676	$1,190,481
Pro forma Net Income including noncontrolling interests	(90,779)	34,195

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

Amortization expense of $0.4 million related to these intangible assets was recorded for the three months ended March 31, 2024. The entire value of goodwill was assigned to the Critical Infrastructure reporting unit and represents synergies expected to be realized from this business combination. $0.9 million of goodwill is deductible for tax purposes.

The amount of revenue generated by IPKeys and included within consolidated revenue is $3.5 million for the three months ended March 31, 2024. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the IPKeys acquisition had been consummated as of the beginning of fiscal year 2022 (in thousands) is as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Pro forma Revenue	$1,535,676	$1,176,321
Pro forma Net Income including noncontrolling interests	(91,953)	35,362

5.
Contracts with Customers

Disaggregation of Revenue

The Company’s contracts contain both fixed-price and cost reimbursable components. Contract types are based on the component that represents the majority of the contract. The following table presents revenue disaggregated by contract type (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Fixed-price	$631,219	$341,012
Time-and-Materials	350,651	318,315
Cost-plus	553,806	514,139
Total	$1,535,676	$1,173,466

See “Note 18 – Segments Information” for the Company’s revenues by business lines.

Contract Assets and Contract Liabilities

Contract assets and contract liabilities balances at March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
Contract assets	$768,007	$757,515
Contract liabilities	282,962	301,107
Net contract assets (liabilities) (1)	$485,045	$456,408

(1)
Total contract retentions included in net contract assets (liabilities) were $71.7 million as of March 31, 2024, of which $31.8 million are not expected to be paid in the next 12 months. Total contract retentions included in net contract assets (liabilities) were $73.8 million as of December 31, 2023. Contract assets at March 31, 2024 and December 31, 2023 include $101.5 million and $109.5 million, respectively, related to net claim recoveries. For the three months ended March 31, 2024 and March 31, 2023, there were no material losses recognized related to the collectability of claims, unapproved change orders, and requests for equitable adjustment.

During the three months ended March 31, 2024 and March 31, 2023, the Company recognized revenue of $138.3 million and $78.1 million, respectively, that was included in the corresponding contract liability balances at December 31, 2023 and December 31, 2022, respectively.

There was no significant impairment of contract assets recognized during the three months ended March 31, 2024 and March 31, 2023.

There have been no revisions in estimates, such as changes in estimated claims or incentives, related to performance obligations partially satisfied in previous periods that individually had an impact of $5 million or more on revenue.

Accounts Receivable, net

Accounts receivable, net consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	2024	2023
Billed	$674,861	$646,375
Unbilled	352,542	273,215
Total accounts receivable, gross	1,027,403	919,590
Allowance for doubtful accounts	(3,940)	(3,952)
Total accounts receivable, net	$1,023,463	$915,638

Billed accounts receivable represents amounts billed to clients that have not been collected. Unbilled accounts receivable represents amounts where the Company has a present contractual right to bill but an invoice has not been issued to the customer at the period-end date. Receivables from contracts with the U.S. federal government and its agencies were 22% and 18% as of March 31, 2024 and December 31, 2023, respectively.

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

Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations (“RUPO”) as of March 31, 2024 represent a measure of the total dollar value of work to be performed on contracts awarded and in-progress. The Company had $6.3 billion in RUPO as of March 31, 2024.

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

The Company expects to satisfy its RUPO as of March 31, 2024 over the following periods (in thousands):

Period RUPO Will Be Satisfied	Within One Year	Within One to Two Years	Thereafter
Federal Solutions	$1,762,653	$350,568	$159,288
Critical Infrastructure	2,010,225	975,277	992,388
Total	$3,772,878	$1,325,845	$1,151,676

6.
Leases

The Company has operating and finance leases for corporate and project office spaces, vehicles, heavy machinery and office equipment. Our leases have remaining lease terms of one year to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases after the third year.

The components of lease costs for the three months ended March 31, 2024 and March 31, 2023 are as follows (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Operating lease cost	$16,677	$16,625
Short-term lease cost	3,652	3,663
Amortization of right-of-use assets	777	516
Interest on lease liabilities	94	33
Sublease income	(1,119)	(1,124)
Total lease cost	$20,081	$19,713

Supplemental cash flow information related to leases for the three months ended March 31, 2024 and March 31, 2023 is as follows (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Operating cash flows for operating leases	$17,525	$17,785
Operating cash flows for finance leases	94	33
Financing cash flows from finance leases	740	516
Right-of-use assets obtained in exchange for new operating lease liabilities	1,994	4,707
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,380	$1,228

Supplemental balance sheet and other information related to leases as of March 31, 2024 and December 31, 2023 are as follows (in thousands):

	March 31, 2024	December 31, 2023
Operating Leases:
Right-of-use assets	$145,803	$159,211
Lease liabilities:
Current	55,024	58,556
Long-term	106,692	117,505
Total operating lease liabilities	$161,716	$176,061
Finance Leases:
Other noncurrent assets	$8,467	$7,779
Accrued expenses and other current liabilities	$2,973	$2,682
Other long-term liabilities	$5,563	$5,129

Weighted Average Remaining Lease Term:
Operating leases	3.8 years	3.9 years
Finance leases	3.1 years	3.1 years
Weighted Average Discount Rate:
Operating leases	4.2%	4.2%
Finance leases	4.7%	4.6%

As of March 31, 2024, the Company has no operating leases that have not yet commenced.

A maturity analysis of the future undiscounted cash flows associated with the Company’s operating and finance lease liabilities as of March 31, 2024 is as follows (in thousands):

	Operating Leases	Finance Leases
2024 (remaining)	$47,189	$2,505
2025	48,831	2,922
2026	32,581	2,281
2027	19,215	1,110
2028	14,472	359
Thereafter	12,950	-
Total lease payments	175,238	9,177
Less: imputed interest	(13,522)	(641)
Total present value of lease liabilities	$161,716	$8,536

7.
Goodwill

The following table summarizes the changes in the carrying value of goodwill by reporting segment from December 31, 2023 to March 31, 2024 (in thousands):

	December 31, 2023	Acquisitions	Foreign Exchange	March 31, 2024
Federal Solutions	$1,686,901	$-	$-	$1,686,901
Critical Infrastructure	105,764	-	(1,222)	104,542
Total	$1,792,665	$-	$(1,222)	$1,791,443

The Company performed a qualitative triggering analysis and determined there was no triggering event indicating a potential impairment to the carrying value of its goodwill at March 31, 2024 and concluded there has not been an impairment.

8.
Intangible Assets

The gross amount and accumulated amortization of intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets are as follows (in thousands except for years):

	March 31, 2024			December 31, 2023			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (in years)
Backlog	$130,000	$(53,444)	$76,556	$130,000	$(45,964)	$84,036	4.0
Customer relationships	297,120	(128,679)	168,441	297,120	(124,194)	172,926	9.5
Leases	120	(112)	8	120	(106)	14	1.0
Developed technology	31,600	(17,221)	14,379	31,600	(15,823)	15,777	4.6
Trade name	1,000	(667)	333	1,000	(417)	583	1.1
Non-compete agreements	1,500	(1,222)	278	1,500	(1,097)	403	3.3
In process research and development	1,800	-	1,800	1,800	-	1,800	n/a
Other intangibles	275	(214)	61	375	(348)	27	9.9
Total intangible assets	$463,415	$(201,559)	$261,856	$463,515	$(187,949)	$275,566

The aggregate amortization expense of intangible assets for the three months ended March 31, 2024 and March 31, 2023 was $13.7 million and $18.0 million, respectively.

Estimated amortization expense for the remainder of the current fiscal year and in each of the next four years and beyond is as follows (in thousands):

March 31, 2024
2024	$36,096
2025	43,448
2026	37,024
2027	32,542
2028	24,329
Thereafter	86,617
Total	$260,056

9.
Property and Equipment, Net

Property and equipment consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023	Useful life (years)
Buildings and leasehold improvements	$102,041	$102,372	1-15
Furniture and equipment	84,417	84,244	3-10
Computer systems and equipment	174,950	168,926	3-10
Construction equipment	6,463	6,173	5-7
Construction in progress	21,536	21,030
	389,407	382,745
Accumulated depreciation	(290,908)	(283,788)
Property and equipment, net	$98,499	$98,957

Depreciation expense for the three months ended March 31, 2024 and March 31, 2023 was $9.4 million and $9.4 million, respectively.

10.
Debt and Credit Facilities

Debt consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Long-Term Debt:
Delayed draw term loan	$350,000	$350,000
Convertible senior notes due 2025	115,443	400,000
Convertible senior notes due 2029	800,000	-
Revolving credit facility	-	-
Debt issuance costs	(19,000)	(4,037)
Total	$1,246,443	$745,963

Delayed Draw Term Loan

In September 2022, the Company entered into a $350 million unsecured Delayed Draw Term Loan with an increase option of up to $150 million (the “2022 Delayed Draw Term Loan”). Proceeds of the 2022 Delayed Draw Term Loan Agreement may be used (a) to pay off in full, or partially payoff, the Company’s existing Senior Notes, (b) to prepay revolving loans outstanding under the Revolving Credit Agreement (as defined below), or (c) for working capital, capital expenditures and other lawful corporate purposes. The Company drew $350.0 million from the 2022 Delayed Draw Term Loan in November 2022. The Company incurred $0.9 million of debt issuance costs in connection with the delayed draw term loan. These costs are presented as a direct deduction from long-term debt on the face of the balance sheet. Interest expense related to the Delayed Draw Term Loan for the three months ended March 31, 2024 and March 31, 2023 were $6.0 million and $5.1 million, respectively. The amortization of debt issuance costs and interest expense is recorded in “Interest expense” on the consolidated statements of income. As of March 31, 2024 and December 31, 2023, there was $350.0 million outstanding under the Delayed Draw Term Loan.

The 2022 Delayed Draw Term Loan has a three-year maturity and permits the Company to borrow in U.S. dollars. The 2022 Delayed Draw Term Loan does not require any amortization payments by the Company. Depending on the Company’s consolidated leverage ratio (or debt rating after such time as the Company has such rating), borrowings under the 2022 Delayed Draw Term Loan Agreement will bear interest at either an adjusted Term SOFR benchmark rate plus a margin between 0.875% and 1.500% or a base rate plus a margin of between 0% and 0.500% and will initially bear interest at the middle of this range. The Company will pay a ticking fee on unused term loan commitments at a rate of 0.175% commencing with the date that is ninety (90) days after the Closing Date. Amounts outstanding under the 2022 Delayed Draw Term Loan Agreement may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of benchmark rate loans. The interest rates on March 31, 2024 and December 31, 2023 were 6.4% and 6.6%, respectively.

Convertible Senior Notes due 2025

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

The Company recognized interest expense of $3.7 million and $0.8 million for the three months ended March 31, 2024 and March 31, 2023, respectively. The net, carrying value of the Convertible Senior Notes were $115.4 million and $396.5 million as of March 31, 2024 and December 31, 2023, respectively.

See the discussion of the partial repurchase of Convertible Senior Notes due 2025 and the unwind of the related note hedge and warrants below.

Note Hedge and Warrant - Convertible Senior Notes due 2025

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

Convertible Senior Notes due 2029

In February 2024, the Company issued an aggregate $800.0 million of 2.625% Convertible Senior Notes due 2029 (the “2029 Convertible Notes”), including the exercise of a $100.0 million initial purchasers’ option in full. The Company received proceeds from the issuance and sale of the 2029 Convertible Notes of $781.1 million, net of $18.9 million of transaction fees and other third-party offering expenses. The 2029 Convertible Notes accrue interest at a rate of 2.625% per annum, payable semi-annually on March 1 and September 1 of each year beginning on September 1, 2024, and will mature on March 1, 2029, unless earlier repurchased, redeemed or converted.

The 2029 Convertible Notes are the Company’s senior unsecured obligations and will rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the 2029 Convertible Notes; equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness, including borrowings under the Company’s revolving credit facility and delayed draw term loan credit facility, to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.

Each $1,000 of principal of the 2029 Convertible Notes will initially be convertible into 10.6256 shares of our common stock, which is equivalent to an initial conversion price of approximately $94.11 per share, subject to adjustment upon the occurrence of specified events. On or after October 1, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2029 Convertible Notes, holders may convert all or a portion of their 2029 Convertible Notes, regardless of the conditions below.

Prior to the close of business on the business day immediately preceding October 1, 2028, the 2029 Convertible Notes will be convertible at the option of the holders thereof only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on June 30, 2024, if the last reported sale price of the Company’s common stock for at least 20 trading days, whether or not consecutive, during a period of 30 consecutive trading days ending on, and including the last trading day of the immediately preceding calendar quarter, is greater than or equal to 130% of the conversion price on each applicable trading day;
•
during the five business day period after any ten consecutive trading day period in which, for each trading day of that period, the trading price per $1,000 principal amount of 2029 Convertible Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;
•
if the Company calls such 2029 Convertible Notes for redemption; or
•
upon the occurrence of specified corporate events described in the Indenture.

The Company may redeem all or any portion of the 2029 Convertible Notes for cash, at its option, on or after March 8, 2027 and before the 51st scheduled trading day immediately before the maturity date at a redemption price equal to 100% of the principal amount of the 2029 Convertible Notes to be redeemed, plus accrued and unpaid interest, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for a specified period of time. In addition, calling any 2029 Convertible Notes for redemption will constitute a Make-Whole Fundamental Change with respect to that 2029 Convertible Note, in which case the conversion rate applicable to the conversion of that 2029 Convertible Notes will be increased in certain circumstances if it is converted after it is called for redemption.

Upon the occurrence of a fundamental change prior to the maturity date of the 2029 Convertible Notes, holders of the 2029 Convertible Notes may require the Company to repurchase all or a portion of the 2029 Convertible Notes for cash at a price equal to 100% of the principal amount of the 2029 Convertible Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

Upon conversion, the Company will settle the principal amount of the 2029 Convertible Notes converted in cash and will settle the remainder of the consideration owed upon conversion in cash, shares of the Company’s common stock, or a combination thereof, at the Company’s option, with such amount of cash and, if applicable, shares of common stock due upon conversion based on a daily conversion value calculated on a proportionate basis for each trading day in a 50-trading day observation period.

The Company recognized interest expense with respect to the 2029 Convertible Notes of $2.4 million for the three months ended March 31, 2024. As of March 31, 2024, the net, carrying value of the 2029 Convertible Notes was $781.5 million.

Capped Call Transactions - Convertible Senior Notes due 2029

In February 2024, in connection with the offering of the 2029 Convertible Notes, the Company entered into capped call transactions (the “Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution to the Company’s common stock upon any conversion of the Convertible Senior Notes due 2029 and/or offset any cash payments the Company is required to make in excess of the principal amount of any converted Convertible Senior Notes due 2029, as the case may be. If, however, the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, there would nevertheless be dilution and/or there would not be an offset of such cash payments, in each case, to the extent that such market price exceeds the cap price of the Capped Call Transactions.

The cap price of the Capped Call Transactions is initially $131.7575 per share, which represents a premium of 75% over the last reported sale price of the Company’s common stock of $75.29 per share on the New York Stock Exchange on February 21, 2024, and is subject to certain adjustments under the terms of the Capped Call Transactions. The cost of $88.4 million for the Capped Call Transactions was recorded as a reduction to additional paid-in capital in the consolidated balance sheets.

At issuance, the Company recorded a deferred tax asset of $22.3 million related to the Capped Call Transactions costs through additional paid-in capital. The deferred tax asset was included in Deferred tax assets in the consolidated balance sheets.

Convertible Senior Notes due 2025 Partial Repurchase and Note Hedge and Warrants Partial Unwind

In connection with the issuance of the Convertible Senior Notes due 2029, we used $391.8 million of the net proceeds to purchase approximately $228.1 million aggregate principal amount of our Convertible Senior Notes due 2025 concurrently with the offering in separate and individually negotiated transactions. In addition, we used $103.8 million to settle the repurchase of approximately $56.5 million aggregate principal amount of our Convertible Senior Notes due 2025 in a separately negotiated transaction that settled in March 2024. We also received approximately $90.6 million in cash from the note hedge counterparties for the partial termination of the existing bond hedge relating to the Convertible Senior Notes due 2025 repurchased, net of our obligations to the counterparties in connection with the partial termination of the related warrant transactions. The tax effect of $46.2 million from the partial unwind of the existing bond hedge was recognized as a reduction in additional paid-in capital in the consolidated balance sheets. The income tax payable was included in Income taxes payable in the consolidated balance sheets.

The partial repurchase resulted in a $214.2 million loss on debt extinguishment which includes a $3.2 million charge to interest expense for the acceleration of the amortization of debt issuance costs associated with the 0.25% Convertible Senior Notes due 2025. The tax effect of the debt extinguishment, excluding the interest expense, was recognized as a discrete event to the quarter giving rise to an increase in the effective tax rate and tax benefit of $49.9 million recognized in the income statement.

Revolving Credit Facility

In June 2021, the Company entered into a $650 million unsecured revolving credit facility (the “Credit Agreement”). The Company incurred $1.9 million of costs in connection with this Credit Agreement. The 2021 Credit Agreement replaced an existing Fifth Amended and Restated Credit Agreement dated as of November 15, 2017. Under the new agreement, the Company’s revolving credit facility was increased from $550 million to $650 million. The credit facility has a five-year maturity, which may be extended up to two times for periods determined by the Company and the applicable extending lenders, and permits the Company to borrow in U.S. dollars, certain specified foreign currencies, and each other currency that may be approved in accordance with the 2021 Facility. The borrowings under the Credit Agreement bear interest at either the Term SOFR rate plus a margin between 1.0% and 1.625% or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%. The rates on March 31, 2024 and December 31, 2023 were 6.6% and 6.7%, respectively. Borrowings under this Credit Agreement are guaranteed by certain Company operating subsidiaries. Letters of credit commitments outstanding under this agreement aggregated to $42.1 million and $43.8 million at March 31, 2024 and December 31, 2023, respectively, which reduced borrowing limits available to the Company. Interest expense related to the Credit Agreement was $0.3 million and $0.1 million for the three months ended March 31, 2024 and March 31, 2023, respectively. There were no loan amounts outstanding under the Credit Agreement at March 31, 2024.

The Credit Agreement includes various covenants, including restrictions on indebtedness, liens, acquisitions, investments or dispositions, payment of dividends and maintenance of certain financial ratios and conditions. The Company was in compliance with these covenants at March 31, 2024 and December 31, 2023.

Letters of Credit

The Company also has in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated approximately $281.0 million and $320.7 million at March 31, 2024 and December 31, 2023, respectively.

11.
Income Taxes

In 2021 the Organization for Economic Co-operation and Development (OECD) announced an inclusive Framework on Base Erosion and Profit Shifting (BEPS) including Pillar Two Model Rules defining the global minimum tax, also known as the Global Anti-Base Erosion (GloBE), which aims to ensure that multinational enterprises (MNEs) pay a 15% minimum level of tax regardless of where the MNE operates. Subsequently, multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to adopt components of the Pillar Two Model Rules beginning in 2024 and/or have announced their plans to enact legislation in future years. At this time, we do not expect Pillar Two to result in any material impact to the Company’s income tax provision. We are continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending enactment of legislation by individual countries.

The Company’s effective tax rate was 25.9% and 24.6% for the three months ended March 31, 2024 and March 31, 2023, respectively. The increase in the effective tax rate was due primarily to a change in jurisdictional mix of earnings, the foreign-derived intangible income (FDII) deduction, and equity-based compensation, partially offset by executive compensation subject to Section 162(m). The difference between the effective tax rate and the statutory U.S. Federal income tax rate of 21% for the three months ended March 31, 2024 primarily relates to a change in jurisdictional earnings partially resulting from a loss in partially unwinding Convertible Senior Notes, the FDII deduction, equity based compensation, and untaxed income attributable to noncontrolling interests, partially offset by rate impacts related to state income taxes and foreign withholding taxes.

As of March 31, 2024, the Company’s deferred tax assets were subject to a valuation allowance of $36.1 million primarily related to foreign net operating loss carryforwards, foreign tax credit carryforwards, and capital losses that the Company has determined are not more-likely-than-not to be realized. The factors used to assess the likelihood of realization include: the past performance of the entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.

As of March 31, 2024 and December 31, 2023, the liability for income taxes associated with uncertain tax positions was $26.7 million and $25.5 million, respectively. It is reasonably possible that the Company may realize a decrease in our uncertain tax positions of approximately $7.2 million during the next 12 months as a result of concluding various tax audits and closing tax years.

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

On November 28, 2023, a Proposed Statement of Decision was filed with the clerk of the Superior Court of the State of California In and For the County of San Mateo proposing an award of damages in the total amount of approximately $102.5 million in favor of Parsons Transportation Group, Inc. and against Alstom Signaling Operations LLC (Alstom") (including approximately $62.5 million relating to claims assigned to Parsons pursuant to a prior settlement with the Peninsula Corridor Joint Powers Board and approximately $40 million attributable to Parsons’ contractual and indemnification claims). This proposed award relates back to a lawsuit Parsons initially filed against the Peninsula Corridor Joint Powers Board for breach of contract and wrongful termination in February 2017 (which was settled between Parsons and the Joint Powers Board in 2021) and a cross-complaint filed against Alstom Signaling Operations LLC in November 2017, as subsequently amended, for breach of contract, negligence and intentional misrepresentation. Alstom filed objections to the Proposed Statement of Decision, and Parsons has filed its responses to the objections. The Court has scheduled a hearing upon the Objections and post-trial motions filed by Alstom in the second quarter of 2024.

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

13.
Retirement Benefit Plan

The Company’s principal retirement benefit plan is the Parsons Employee Stock Ownership Plan (“ESOP”), a stock bonus plan, established in 1975 to cover eligible employees of the Company and certain affiliated companies. Contributions of treasury stock to the ESOP are made annually in amounts determined by the Company’s board of directors and are held in trust for the sole benefit of the participants. Shares allocated to a participant’s account are fully vested after three years of credited service, or in the event(s) of reaching age 65, death or disability while an active employee of the Company. As of March 31, 2024 and December 31, 2023, total shares of the Company’s common stock outstanding were 106,203,479 and 105,839,978, respectively, of which 57,998,295 and 59,879,857, respectively, were held by the ESOP.

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

Total ESOP contribution expense was $15.0 million and $14.4 million for the three months ended March 31, 2024 and March 31, 2023, respectively. The expense is recorded in “Direct costs of contracts” and “Selling, general and administrative expense” in the consolidated statements of income. The fiscal 2024 ESOP contribution has not yet been made. The amount is currently included in accrued liabilities.

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

Letters of credit outstanding described in “Note 10 – Debt and Credit Facilities” that relate to project ventures are $149.9 million and $147.7 million at March 31, 2024 and December 31, 2023.

In the table below, aggregated financial information relating to the Company’s joint ventures is provided because their nature, risk and reward characteristics are similar. None of the Company’s current joint ventures that meet the characteristics of a VIE are individually significant to the consolidated financial statements.

Consolidated Joint Ventures

The following represents financial information for consolidated joint ventures included in the consolidated financial statements (in thousands):

	March 31, 2024	December 31, 2023
Current assets	$441,446	$426,633
Noncurrent assets	13,011	14,295
Total assets	454,457	440,928
Current liabilities	263,690	260,286
Noncurrent liabilities	4,211	5,132
Total liabilities	267,901	265,418
Total joint venture equity	$186,556	$175,510

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenue	$202,017	$161,484
Costs	171,148	141,598
Net income	$30,869	$19,886
Net income attributable to noncontrolling interests	$15,243	$9,723

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

The following represents the financial information of the Company’s unconsolidated joint ventures as presented in their unaudited financial statements (in thousands):

	March 31, 2024	December 31, 2023
Current assets	$1,620,565	$1,607,953
Noncurrent assets	475,188	483,693
Total assets	2,095,753	2,091,646
Current liabilities	1,040,231	1,057,113
Noncurrent liabilities	509,299	518,647
Total liabilities	1,549,530	1,575,760
Total joint venture equity	$546,223	$515,886
Investments in and advances to unconsolidated joint ventures	$145,043	$128,204

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenue	$473,532	$349,157
Costs	476,750	359,395
Net income (loss)	$(3,218)	$(10,238)
Equity in losses of unconsolidated joint ventures	$(2,060)	$(5,840)

The Company had net contributions to its unconsolidated joint ventures for the three months ended March 31, 2024 and March 31, 2023 of $20.0 million and of $4.8 million, respectively.

The following table presents certain financial statement impacts from changes in estimates on unconsolidated joint ventures in the Critical Infrastructure segment.

	March 31, 2024	March 31, 2023
Operating loss	$(8,361)	$(6,840)
Net loss	(6,258)	(5,121)
Diluted loss per share	$(0.06)	$(0.04)

15.
Related Party Transactions

The Company often provides services to unconsolidated joint ventures and revenues include amounts related to recovering costs for these services. Revenues related to services the Company provided to unconsolidated joint ventures for the three months ended March 31, 2024 and March 31, 2023 were $46.8 million and $50.9 million, respectively. For the three months ended March 31, 2024 and March 31, 2023, the Company incurred $35.4 million and $39.2 million, respectively, of reimbursable costs. The revenue and reimbursable cost prior period amounts have been updated to reflect all joint ventures for the comparable period. Amounts included in the consolidated balance sheets related to services the Company provided to unconsolidated joint ventures are as follows (in thousands):

	March 31, 2024	December 31, 2023
Accounts receivable	$41,237	$38,898
Contract assets	13,432	38,009
Contract liabilities	15,111	15,287

16.
Fair Value of Financial Instruments

The authoritative guidance on fair value measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). At March 31, 2024 and December 31, 2023, the Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable, and other liabilities. The fair values of these financial instruments approximate their carrying values due to their short-term maturities.

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

Financial assets and liabilities measured at fair value on a quarterly basis are as follows:

Fair value as of March 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Contingent consideration
Earnout liability	$-	$-	$4,142	$4,142
Total liabilities at fair value	$-	$-	$4,142	$4,142

Fair value as of December 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Contingent consideration
Earnout liability	$-	$-	$2,300	$2,300
Total liabilities at fair value	$-	$-	$2,300	$2,300

Refer to Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2023 for a more complete discussion of the various items within the consolidated financial statements measured at fair value and the methods used to determine fair value.

The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in our consolidated balance sheets, on the basis of Level 2 inputs, were as follows (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Convertible senior notes due 2025	$115,443	$211,261	$400,000	$568,000
Convertible senior notes due 2029	800,000	872,080	-	-
Delayed draw term loan	350,000	350,000	350,000	350,000
Total	$1,265,443	$1,433,341	$750,000	$918,000

17.
Earnings Per Share

Basic earnings per share (“EPS”) is computed using the weighted average number of shares outstanding during the period and income available to shareholders. Diluted EPS includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the if-converted method for Convertible Debt and the treasury stock method for all other instruments.

Under the treasury stock method, the weighted average number of shares outstanding is adjusted to reflect the dilutive effects of stock-based awards.

Under the if-converted method:

1.
Convertible Senior Notes due 2025:
a.
Income available to shareholders is adjusted to add back interest expense, after tax (unless antidilutive).
b.
Weighted average number of shares outstanding is adjusted to include the shares underlying the convertible debt (unless antidilutive).
c.
Shares underlying the bond hedge (unless antidilutive).
d.
Shares underlying the warrants (unless antidilutive).
2.
Convertible Senior Notes due 2029:
a.
Interest has been excluded from the numerator and no shares have been included in the denominator of diluted EPS, as the principal amount of convertible debt will be settled in cash with any excess conversion value settled in cash or shares of common stock.
b.
Excludes shares underlying the capped call as the shares are antidilutive.

The following tables reconcile the denominator and numerator used to compute basic EPS to the denominator and numerator used to compute diluted EPS for the three months ended March 31, 2024 and March 31, 2023 (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Numerator for Basic and Diluted EPS:
Net income attributable to Parsons Corporation - basic	$(107,355)	$25,553
Convertible senior notes if-converted method interest adjustment	-	551
Net income attributable to Parsons Corporation - diluted	$(107,355)	$26,104

Denominator for Basic and Diluted EPS:
Basic weighted average number of shares outstanding	106,037	104,805
Dilutive effect of stock-based awards	-	1,032
Dilutive effect of convertible senior notes due 2025	-	8,917
Diluted weighted average number of shares outstanding	106,037	114,754

Earnings per share:
Basic	$(1.01)	$0.24
Diluted	$(1.01)	$0.23

Due to the loss for the three months ended March 31, 2024, stock based awards of 1.5 million shares, the potential dilution from convertible senior notes due 2025 of 6.8 million shares and convertible senior notes due 2025 interest expense of $2.8 million have been excluded from the calculation of diluted earnings per share, as their inclusion would have been antidilutive.

Anti-dilutive stock-based awards excluded from the calculation of earnings per share for the three months ended March 31, 2023 were 8,831.

Share Repurchases

On August 9, 2021, the Company’s Board of Directors authorized the Company to acquire a number of shares of Common Stock having an aggregate market value of not greater than $100 million from time to time, commencing on August 12, 2021. The Board further amended this authorization in August 2022 to remove the prior expiration date and grant executive leadership the discretion to determine the price for such share repurchases. The Board further amended this authorization in February 2024 to restore the repurchase capacity to $100 million and removed the $25 million quarterly cap on such repurchases.

At the time of the February 2024 authorization, the Company had repurchased shares with an aggregated market value (including fees) of $54.7 million. As of March 31, 2024, the Company has $100 million remaining under the stock repurchase program. The aggregate market value of shares of Common Stock the Company is authorized to acquire is now not greater than $154.7 million.

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

There were no share repurchases during the three months ended March 31, 2024.

The following table summarizes the repurchase activity under the stock repurchase program:

	Three Months Ended
	March 31, 2024	March 31, 2023
Total shares repurchased	-	139,398
Total shares retired	-	139,398
Average price paid per share	$-	$43.04

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

The following table summarizes business segment revenue for the periods presented (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Federal Solutions revenue	$909,608	$634,546
Critical Infrastructure revenue	626,068	538,920
Total revenue	$1,535,676	$1,173,466

	Three Months Ended
	March 31, 2024	March 31, 2023
Equity in (losses) earnings of unconsolidated joint ventures:
Federal Solutions	$(469)	$1,112
Critical Infrastructure	(1,591)	(6,952)
Total equity in (losses) earnings of unconsolidated joint ventures	$(2,060)	$(5,840)

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

Adjusted EBITDA attributable to Parsons Corporation to Net Income attributable to Parsons Corporation for the periods presented (in thousands):

	Three Months Ended
Adjusted EBITDA attributable to Parsons Corporation	March 31, 2024	March 31, 2023
Federal Solutions	$92,541	$56,148
Critical Infrastructure	32,963	24,357
Adjusted EBITDA attributable to Parsons Corporation	125,504	80,505
Adjusted EBITDA attributable to noncontrolling interests	15,589	9,886
Depreciation and amortization	(24,531)	(28,359)
Interest expense, net	(11,846)	(5,665)
Income tax benefit (expense)	32,234	(11,503)
Equity-based compensation expense	(12,656)	(6,703)
Loss on extinguishment of debt	(211,018)	-
Transaction-related costs (a)	(2,886)	(1,618)
Restructuring expense (b)	-	(546)
Other (c)	(2,502)	(721)
Net (loss) income including noncontrolling interests	(92,112)	35,276
Net income attributable to noncontrolling interests	15,243	9,723
Net (loss) income attributable to Parsons Corporation	$(107,355)	$25,553

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

Asset information by segment is not a key measure of performance used by the CODM.

The following tables present revenues and property and equipment, net by geographic area (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenue
North America	$1,272,250	$948,715
Middle East	258,921	217,398
Rest of World	4,505	7,353
Total Revenue	$1,535,676	$1,173,466

The geographic location of revenue is determined by the location of the customer.

	March 31, 2024	December 31, 2023
Property and Equipment, Net
North America	$90,189	$91,766
Middle East	8,310	7,191
Total Property and Equipment, Net	$98,499	$98,957

North America includes revenue in the United States for the three months ended March 31, 2024 and March 31, 2023 of $1.2 billion and $882.3 million, respectively. North America property and equipment, net includes $82.5 million and $83.9 million of property and equipment, net in the United States at March 31, 2024 and December 31, 2023, respectively.

The following table presents revenues by business units (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenue
Defense and Intelligence	$408,388	$364,360
Engineered Systems	501,220	270,186
Federal Solutions revenues	909,608	634,546
Infrastructure – North America	365,282	319,559
Infrastructure – Europe, Middle East and Africa	260,786	219,361
Critical Infrastructure revenues	626,068	538,920
Total Revenue	$1,535,676	$1,173,466

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

19.
Subsequent Events

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to help investors understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion together with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q and in conjunction with the Company’s Form 10-K for the year ended December 31, 2023. Certain amounts may not foot due to rounding.

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in the Company’s Form 10-K for the year ended December 31, 2023. We undertake no obligation to revise publicly any forward-looking statements. Actual results may differ materially from those contained in any forward-looking statements.

PARSONS CORPORATION

Delivering innovative solutions that make the world safer, healthier, and more connected.

SEGMENTS

Critical Infrastructure
Lead smart, sustainable infrastructure deployment

Federal Solutions
Deliver information dominance across all domains

FINANCIAL SNAPSHOT

$5.8B
Total Revenue
(Trailing 12-Months)

Federal Solutions
57%
Critical Infrastructure
43%

$6.7B
Contract Awards
(Trailing 12-Months)

Federal Solutions
57%
Critical Infrastructure
43%

KEY FACTS AND FIGURES

80
Years Of History

~ 18K
Employees

$353M
Cash Flow From Operations
(Trailing 12-Months)

1.2X
Book-To-Bill Ratio
Trailing 12-Months (Q1 2024)

$9.0B
Backlog As Of
3/31/2024

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

Key Metrics

We manage and assess the performance of our business by evaluating a variety of metrics. The following table sets forth selected key metrics (in thousands, except Book-to-Bill):

	March 31, 2024	March 31, 2023
Awards (year to date)	$2,082,309	$1,382,229
Backlog (1)	$9,028,843	$8,365,242
Book-to-Bill (year to date)	1.4	1.2

(1)
Difference between our backlog of $9.0 billion and our remaining unsatisfied performance obligations, or RUPO, of $6.3 billion, each as of March 31, 2024, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

Awards

Awards generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Contract awards include both new and re-compete contracts and task orders. Given that new contract awards generate growth, we closely track our new awards each year.

The following table summarizes the year to-date value of new awards for the periods presented below (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Federal Solutions	$1,282,640	$695,644
Critical Infrastructure	799,669	686,585
Total Awards	$2,082,309	$1,382,229

The change in new awards from year to year is primarily due to ordinary course fluctuations in our business. The volume of contract awards can fluctuate in any given period due to win rate and the timing and size of the awards issued by our customers. The increase in awards for the three months ended March 31, 2024 when compared to the corresponding period last year was primarily driven by significant option period awards from a customer in our Federal Solutions segment.

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

The following table summarizes the value of our backlog at the respective dates presented below (in thousands):

	March 31, 2024	March 31, 2023
Federal Solutions:
Funded	$1,804,251	$1,694,740
Unfunded	3,450,328	3,175,568
Total Federal Solutions	5,254,579	4,870,308
Critical Infrastructure:
Funded	3,706,435	3,445,068
Unfunded	67,829	49,866
Total Critical Infrastructure	3,774,264	3,494,934
Total Backlog (1)	$9,028,843	$8,365,242

(1)
Difference between our backlog of $9.0 billion and our RUPO of $6.3 billion, each as of March 31, 2024, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

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

We expect to recognize $3.8 billion of our funded backlog at March 31, 2024 as revenues in the following twelve months. However, our U.S. federal government customers may cancel their contracts with us at any time through a termination for convenience or may elect to not exercise option periods under such contracts. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed. See “Risk Factors—Risk Relating to Our Business—We may not realize the full value of our backlog, which may result in lower than expected revenue” in the Company’s Form 10-K for the year ended December 31, 2023.

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

	Three Months Ended
	March 31, 2024	March 31, 2023
Federal Solutions	1.4	1.1
Critical Infrastructure	1.3	1.3
Overall	1.4	1.2

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

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and “Note 2—Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2023 for a description of our policies on revenue recognition.

The table below presents the percentage of total revenue for each type of contract.

	Three Months Ended
	March 31, 2024	March 31, 2023
Fixed-price	41.1%	29.1%
Time-and-materials	22.8%	27.1%
Cost-plus	36.1%	43.8%

The amount of risk and potential reward varies under each type of contract. Under cost-plus contracts, there is limited financial risk, because we are reimbursed for all allowable costs up to a ceiling. However, profit margins on this type of contract tend to be lower than on time-and-materials and fixed-price contracts. Under time-and-materials contracts, we are reimbursed for the hours worked using the predetermined hourly rates for each labor category. In addition, we are typically reimbursed for other direct contract costs and expenses at cost. We assume financial risk on time-and-materials contracts because our labor costs may exceed the negotiated billing rates. Profit margins on well-managed time-and-materials contracts tend to be higher than profit margins on cost-plus contracts as long as we are able to staff those contracts with people who have an appropriate skill set. Under fixed-price contracts, we are required to deliver the objectives under the contract for a pre-determined price. Compared to time-and-materials and cost-plus contracts, fixed-price contracts generally offer higher profit margin opportunities because we receive the full benefit of any cost savings, but they also generally involve greater financial risk because we bear the risk of any cost overruns. In the aggregate, the contract type mix in our revenue for any given period will affect that period’s profitability. Over time, we have generally experienced a relatively stable contract mix.

The significant change in the contract mix for the three months ended March 31, 2024 compared to the corresponding period last year relates to increased business volume from a significant fixed price contract in our Federal Solutions segment.

Our recognition of profit on long-term contracts requires the use of assumptions related to transaction price and total cost of completion. Estimates are continually evaluated as work progresses and are revised when necessary. When a change in estimated cost or transaction price is determined to have an impact on contract profit, we record a positive or negative adjustment to revenue.

Joint Ventures

We conduct a portion of our business through joint ventures or similar partnership arrangements. For the joint ventures we control, we consolidate all the revenues and expenses in our consolidated statements of income (including revenues and expenses attributable to noncontrolling interests). For the joint ventures we do not control, we recognize equity in (losses) earnings of unconsolidated joint ventures. Our revenues included amounts related to services we provided to our unconsolidated joint ventures for the three months ended March 31, 2024 and March 31, 2023 of $46.8 million and $50.9 million, respectively.

Operating costs and expenses

Operating costs and expenses primarily include direct costs of contracts and selling, general and administrative expenses. Costs associated with compensation-related expenses for our people and facilities, which includes ESOP contribution expenses, are the most significant component of our operating expenses. Total ESOP contribution expense for the three months ended March 31, 2024 and March 31, 2023 was $15.0 million and $14.4 million, respectively, and is recorded in “Direct cost of contracts” and “Selling, general and administrative expenses.”

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

Adjusted EBITDA

The following table sets forth Adjusted EBITDA, Net Income Margin, and Adjusted EBITDA Margin for the three months ended March 31, 2024 and March 31, 2023.

	Three Months Ended
(U.S. dollars in thousands)	March 31, 2024	March 31, 2023
Adjusted EBITDA (1)	$141,093	$90,391
Net Income Margin (2)	-6.0%	3.0%
Adjusted EBITDA Margin (3)	9.2%	7.7%

(1)
A reconciliation of net income attributable to Parsons Corporation to Adjusted EBITDA is set forth below (in thousands).
(2)
Net Income Margin is calculated as net income (loss) including noncontrolling interest divided by revenue in the applicable period
(3)
Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by revenue in the applicable period.

	Three Months Ended
	March 31, 2024	March 31, 2023
Net (loss) income attributable to Parsons Corporation	$(107,355)	$25,553
Interest expense, net	11,846	5,665
Income tax benefit (expense)	(32,234)	11,503
Depreciation and amortization	24,531	28,359
Net income attributable to noncontrolling interests	15,243	9,723
Equity-based compensation	12,656	6,703
Loss on extinguishment of debt	211,018	-
Transaction-related costs (a)	2,886	1,618
Restructuring (b)	-	546
Other (c)	2,502	721
Adjusted EBITDA	$141,093	$90,391

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests (in thousands):

	Three Months Ended		Variance
	March 31, 2024	March 31, 2023	Dollar	Percent
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$92,541	$56,148	$36,393	64.8%
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	32,963	24,357	8,606	35.3%
Adjusted EBITDA attributable to noncontrolling interests	15,589	9,886	5,703	57.7%
Total Adjusted EBITDA	$141,093	$90,391	$50,702	56.1%

The following table sets forth our results of operations for the three months ended March 31, 2024 and March 31, 2023 as a percentage of revenue.

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenues	100%	100%
Direct costs of contracts	78.8%	78.2%
Equity in losses of unconsolidated joint ventures	-0.1%	-0.5%
Selling, general and administrative expenses	14.4%	17.0%
Operating income	6.6%	4.4%
Interest income	0.1%	0.1%
Interest expense	-0.8%	-0.6%
Loss on extinguishment of debt	-13.7%	0.0%
Other income, net	-0.2%	0.1%
Total other income (expense)	-14.7%	-0.4%
Income before income tax expense	-8.1%	4.0%
Income tax benefit (expense)	2.1%	-1.0%
Net (loss) income including noncontrolling interests	-6.0%	3.0%
Net income attributable to noncontrolling interests	-1.0%	-0.8%
Net (loss) income attributable to Parsons Corporation	-7.0%	2.2%

Revenue

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2024	March 31, 2023	Dollar	Percent
Revenue	$1,535,676	$1,173,466	$362,210	30.9%

Revenue increased $362.2 million for the three months ended March 31, 2024 when compared to the corresponding period last year, due to increases in revenue in both our Federal Solutions and Critical Infrastructure segments of $275.1 million and $87.1 million, respectively. See “Segment Results” below for a further discussion of the changes in the Company's revenue.

Direct costs of contracts

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2024	March 31, 2023	Dollar	Percent
Direct costs of contracts	$1,210,827	$917,188	$293,639	32.0%

Direct cost of contracts increased $293.6 million for the three months ended March 31, 2024 when compared to the corresponding period last year, primarily due to an increase of $227.7 million in our Federal Solutions segment and $66.0 million in our Critical Infrastructure segment. The increase in direct costs of contracts is primarily related to increased business volume from a significant contract in the Federal Solutions segment. Changes in direct cost of contracts in the Critical Infrastructure segment are primarily related to increased volume from new and existing contracts.

Equity in (losses) earnings of unconsolidated joint ventures

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2024	March 31, 2023	Dollar	Percent
Equity in losses of unconsolidated joint ventures	$(2,060)	$(5,840)	$3,780	64.7%

Equity in (losses) earnings of unconsolidated joint ventures improved $3.8 million for the three months ended March 31, 2024 compared to the corresponding period last year. Impacting equity in losses of unconsolidated joint ventures was a write-down of $8.4 million related to Parsons' participation in a design build joint venture. This write-down was offset by improved results in certain other joint ventures compared to the corresponding period last year.

Selling, general and administrative expenses

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2024	March 31, 2023	Dollar	Percent
Selling, general and administrative expenses	$220,945	$199,308	$21,637	10.9%

The increase in SG&A of $21.6 million for the three months ended March 31, 2024 when compared to the corresponding period last year was primarily due to $10.2 million increase related to employee incentive programs, a $9.0 million increase in other SG&A costs, and $5.2 million from business acquisitions. These increases were offset in part by a $4.3 million decrease in intangible asset amortization. As a percentage of revenue, our SG&A decreased by 2.6% to 14.4% for the three months ended March 31, 2024 compared to 17.0% for the corresponding period last year.

Total other income (expense)

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2024	March 31, 2023	Dollar	Percent
Interest income	$1,152	$793	$359	45.3%
Interest expense	(12,998)	(6,458)	(6,540)	101.3%
Loss on extinguishment of debt	(211,018)	-	(211,018)	-
Other income (expense), net	(3,326)	1,314	(4,640)	-353.1%
Total other income (expense)	$(226,190)	$(4,351)	$(221,839)	-

During the three months ended March 31, 2024, we paid $495.6 million in cash to repurchase $284.6 million aggregate principal amount of our Convertible Senior Notes due 2025 (the "Repurchase Transaction") concurrently with the offering of 2.625% Convertible Senior Notes due 2029. As a result of the Repurchase Transaction, we incurred a $211.0 million loss on debt extinguishment. The Repurchase Transaction is a partial repurchase of our Convertible Senior Notes due 2025. See “Note 10 – Debt and Credit Facilities,” for a further discussion of this transaction.

Interest income is related to interest earned on investments in government money funds.

Interest expense is primarily due to debt related to our Delayed Draw Term Loan and Convertible Senior Notes. The increase in interest expense during the three months ended March 31, 2024 compared to the corresponding period last year is primarily related to an increase in debt balances, increase in interest rates, the issuance of Convertible Senior Notes due 2029, and a $3.2 million charge for the acceleration of the amortization of debt issuance costs associated with the partial repurchase of the 0.25% Convertible Senior Notes due 2025 discussed above.

The amounts in other income (expense), net are primarily related to transaction gains and losses on foreign currency transactions, sublease income and changes in the estimated fair value of contingent consideration.

Income tax (benefit) expense

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2024	March 31, 2023	Dollar	Percent
Income tax (benefit) expense	$(32,234)	$11,503	$(43,737)	-380.2%

The Company’s effective tax rate was 25.9% and 24.6% and income tax benefit was $32.2 million and income tax expense was $11.5 million for the three months ended March 31, 2024 and March 31, 2023, respectively. The most significant items contributing to the increase in the effective tax rate relates to a change in jurisdictional mix of earnings, the foreign-derived intangible income (FDII) deduction, and equity-based compensation, partially offset by executive compensation subject to Section 162(m). The difference between the statutory U.S. federal income tax rate of 21.0% and the effective tax rate for the quarter ended March 31, 2024 primarily relates to a change in jurisdictional mix of earnings partially resulting from a loss in partially unwinding Convertible Senior Notes, the FDII deduction, equity based compensation, and untaxed income attributable to noncontrolling interests, partially offset by rate impacts related to state income taxes and foreign withholding taxes.

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests:

	Three Months Ended
(U.S. dollars in thousands)	March 31, 2024	March 31, 2023
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$92,541	$56,148
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	32,963	24,357
Adjusted EBITDA attributable to noncontrolling interests	15,589	9,886
Total Adjusted EBITDA	$141,093	$90,391

Federal Solutions

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2024	March 31, 2023	Dollar	Percent
Revenue	$909,608	$634,546	$275,062	43.3%
Adjusted EBITDA attributable to Parsons Corporation	$92,541	$56,148	$36,393	64.8%

The increase in Federal Solutions revenue for the three months ended March 31, 2024 compared to the corresponding period last year was primarily related to organic growth of 41% and $16.9 million from business acquisitions. Organic growth was due to the ramp up of new awards on a significant contract along with the ramp up of other new awards. Partially offsetting these increases is the timing of task order awards for additional follow-on phases of work on certain existing contracts.

The increase in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the three months ended March 31, 2024 compared to the corresponding period last year was primarily due to organic growth described above.

Critical Infrastructure

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2024	March 31, 2023	Dollar	Percent
Revenue	$626,068	$538,920	$87,148	16.2%
Adjusted EBITDA attributable to Parsons Corporation	$32,963	$24,357	$8,606	35.3%

The increase in Critical Infrastructure revenue for the three months ended March 31, 2024 compared to the corresponding periods last year was primarily related to organic growth of 15% and $6.2 million from business acquisitions. Organic growth was primarily due to an increase in business volume from existing contracts and ramping up of recent awards.

The increase in Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation for the three months ended March 31, 2024 compared to the corresponding period last year was primarily due to the revenue impacts discussed above and improvement in equity in losses from unconsolidated joint ventures.

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

As of March 31, 2024, we believe we have adequate liquidity and capital resources to fund our operations, support our debt service and our ongoing acquisition strategy for at least the next twelve months based on the liquidity from cash provided by our operating activities, cash and cash equivalents on-hand and our borrowing capacity under our Revolving Credit Facility. Management continually monitors debt maturities to strategically execute optimal terms and ensure appropriate levels of working capital liquidity are maintained for the company.

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

Accounts receivable is the principal component of our working capital and includes billed and unbilled amounts. The total amount of our accounts receivable can vary significantly over time but is generally sensitive to revenue levels. We experience delays in collections from time to time from Middle East customers. Net days sales outstanding, which we refer to as Net DSO, is calculated by dividing (i) (accounts receivable plus contract assets) less (contract liabilities plus accounts payable) by (ii) average revenue per day (calculated by dividing trailing twelve months revenue by the number of days in that period). We focus on collecting outstanding receivables to reduce Net DSO and working capital. Net DSO was 63 days at March 31, 2024 down from 69 days at March 31, 2023. Our working capital (current assets less current liabilities) was $1.1 billion at March 31, 2024 and $726.6 million at December 31, 2023.

Our cash and cash equivalents increased by $150.2 million to $423.1 million at March 31, 2024 from $272.9 million at December 31, 2023.

The following table summarizes our sources and uses of cash over the periods presented (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Net cash used in operating activities	$(63,420)	$(8,990)
Net cash used in investing activities	(45,510)	(20,762)
Net cash provided by (used in) financing activities	259,509	(12,502)
Effect of exchange rate changes	(402)	154
Net increase (decrease) in cash and cash equivalents	$150,177	$(42,100)

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

Net cash used in operating activities increased $54.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The primary driver of the increase in cash flows used in operating activities was an $152.6 million increase in cash outflows from our working capital accounts (primarily from accounts receivable, accrued expenses and other current liabilities, contract liabilities, and income taxes partially offset by contract assets and accounts payable) this increase in cash flows used in operating activities was offset, in part by $102.1 million in net income after adjusting for non-cash items and debt extinguishment.

Investing Activities

Net cash used in investing activities consists primarily of cash flows associated with capital expenditures, joint ventures and business acquisitions.

Net cash used in investing activities increased $24.7 million for the three months ended March 31, 2024, when compared to the three months ended March 31, 2023. This change was primarily driven by a $23.1 million increase in investments in unconsolidated joint ventures.

Financing Activities

Net cash provided by financing activities is primarily associated with proceeds from debt, the repayment thereof, and distributions to noncontrolling interests.

Net cash used in financing activities increased $272.0 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The change in cash flows from financing activities is primarily driven by net cash inflows from our convertible bond transactions which generated $287.7 million in cash. See “Note 10 – Debt and Credit Facilities,” for a further discussion of these transactions.

Letters of Credit

We have in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated to $281.1 million as of March 31, 2024. Letters of credit outstanding under the Credit Agreement total $42.1 million as of March 31, 2024.

Recent Accounting Pronouncements

See the information set forth in “Note 3—New Accounting Pronouncements” in the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2024, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate risks related to the Company’s Revolving Credit Facility and Delayed Draw
Term Loan.

As of March 31, 2024, there were no amounts outstanding under the Revolving Credit Facility. Borrowings under the new Credit Facility effective June 2021 bear interest at either the Term SOFR rate plus a margin between 1.0% and 1.625%, or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%, both based on the leverage ratio of the Company at the end of each quarter. The rates on March 31, 2024 and December 31, 2023 were 6.6% and 6.7%, respectively.

As of March 31, 2024, there was $350.0 million outstanding under the Delayed Draw Term Loan.
Borrowings under the 2022 Delayed Draw Term Loan Agreement will bear interest at either an adjusted Term
SOFR benchmark rate plus a margin between 0.875% and 1.500% or a base rate plus a margin of between 0%
and 0.500% and will initially bear interest at the middle of this range. The Company will pay a ticking fee on unused term loan commitments at a rate of 0.175% commencing with the date that is ninety (90) days after the
Closing Date. The interest rate at March 31, 2024 and December 31, 2023 were 6.4% and 6.6%, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures

Our management carried out, as of March 31, 2024, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2024, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information required by this Item 1 is included in “Note 12 – Contingencies” included in the Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Form 10-Q which is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes to our Risk Factors disclosed in the Company’s Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On August 9, 2021, the Company’s Board of Directors authorized the Company to acquire a number of shares of Common Stock having an aggregate market value of not greater than $100 million from time to time, commencing on August 12, 2021. The Board further amended this authorization in August 2022 to remove the prior expiration date and grant executive leadership the discretion to determine the price for such share repurchases. The Board further amended this authorization in February 2024 to restore the repurchase capacity to $100 million and removed the $25 million quarterly cap on such repurchases.

At the time of the February 2024 authorization, the Company had repurchased shares with an aggregated market value (including fees) of $54.7 million. As of March 31, 2024, the Company has $100 million remaining under the stock repurchase program. The aggregate market value of shares of Common Stock the Company is authorized to acquire is now not greater than $154.7 million.

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

As of March 31, 2024, the Company has spent $54.7 million (which includes commissions paid of $29 thousand)
repurchasing 1,426,476 shares of Common Stock (all of which have been retired) at an average price of $38.35 per share.

There were no share repurchases during the three months ended March 31, 2024.

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

Item 6. Exhibits.

Exhibit Number	Description

4.1*	Indenture, dated as of February 26, 2024, between Parsons Corporation and U.S. Bank Trust Company, National Association.

4.2*	Form of 2.625% Convertible Senior Note due 2029 (included in Exhibit 4.1).

10.1*	Form of Confirmations of Base and Additional Call Option Transactions, between Parsons Corporation and the Option Counterparties.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parsons Corporation

Date: May 1, 2024	By:	/s/ Matthew M. Ofilos
Matthew M. Ofilos
Chief Financial Officer
(Principal Financial Officer)