Form 10-Q
period 2024-06-30
PARSONS CORP
filed 2024-07-31
CIK 275880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 22, 2024, the registrant had 106,185,132 shares of common stock, $1.00 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents (including $128,259 and $128,761 Cash of consolidated joint ventures)	$528,462	$272,943
Accounts receivable, net (including $278,869 and $274,846 Accounts receivable of consolidated joint ventures, net)	1,042,936	915,638
Contract assets (including $41,963 and $11,096 Contract assets of consolidated joint ventures)	803,685	757,515
Prepaid expenses and other current assets (including $15,220 and $11,929 Prepaid expenses and other current assets of consolidated joint ventures)	198,619	191,430
Total current assets	2,573,702	2,137,526

Property and equipment, net (including $3,207 and $3,274 Property and equipment of consolidated joint ventures, net)	98,217	98,957
Right of use assets, operating leases (including $7,423 and $9,885 Right of use assets, operating leases of consolidated joint ventures)	136,169	159,211
Goodwill	1,790,903	1,792,665
Investments in and advances to unconsolidated joint ventures	157,243	128,204
Intangible assets, net	248,079	275,566
Deferred tax assets	162,669	140,162
Other noncurrent assets	71,748	71,770
Total assets	$5,238,730	$4,804,061

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable (including $55,621 and $49,234 Accounts payable of consolidated joint ventures)	$252,838	$242,821
Accrued expenses and other current liabilities (including $150,734 and $145,040 Accrued expenses and other current liabilities of consolidated joint ventures)	822,124	801,423
Contract liabilities (including $66,042 and $61,234 Contract liabilities of consolidated joint ventures)	298,104	301,107
Short-term lease liabilities, operating leases (including $4,123 and $4,753 Short-term lease liabilities, operating leases of consolidated joint ventures)	52,840	58,556
Income taxes payable	1,042	6,977
Total current liabilities	1,426,948	1,410,884

Long-term employee incentives	25,491	22,924
Long-term debt	1,247,306	745,963
Long-term lease liabilities, operating leases (including $3,299 and $5,132 Long-term lease liabilities, operating leases of consolidated joint ventures)	98,152	117,505
Deferred tax liabilities	9,789	9,775
Other long-term liabilities	111,400	120,295
Total liabilities	2,919,086	2,427,346
Contingencies (Note 12)
Shareholders' equity:
Common stock, $1 par value; authorized 1,000,000,000 shares; 146,698,035 and 146,341,363 shares issued; 50,022,445 and 45,960,122 public shares outstanding; 56,161,683 and 59,879,857 ESOP shares outstanding	146,697	146,341
Treasury stock, 40,501,385 shares at cost	(827,311)	(827,311)
Additional paid-in capital	2,762,728	2,779,365
Retained earnings	155,535	203,724
Accumulated other comprehensive loss	(19,139)	(14,908)
Total Parsons Corporation shareholders' equity	2,218,510	2,287,211
Noncontrolling interests	101,134	89,504
Total shareholders' equity	2,319,644	2,376,715
Total liabilities and shareholders' equity	5,238,730	4,804,061

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Loss)

(In thousands, except per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue	$1,670,467	$1,356,486	$3,206,143	$2,529,952
Direct cost of contracts	1,318,931	1,068,220	2,529,758	1,985,408
Equity in (losses) earnings of unconsolidated joint ventures	(16,837)	75	(18,897)	(5,765)
Selling, general and administrative expenses	223,277	211,897	444,222	411,205
Operating income	111,422	76,444	213,266	127,574
Interest income	3,825	306	4,977	1,099
Interest expense	(13,008)	(7,299)	(26,006)	(13,757)
Loss on extinguishment of debt	-	-	(211,018)	-
Other income (expense), net	895	543	(2,431)	1,857
Total other income (expense)	(8,288)	(6,450)	(234,478)	(10,801)
Income (loss) before income tax expense	103,134	69,994	(21,212)	116,773
Income tax (expense) benefit	(22,415)	(15,223)	9,819	(26,726)
Net income (loss) including noncontrolling interests	80,719	54,771	(11,393)	90,047
Net income attributable to noncontrolling interests	(11,547)	(11,530)	(26,790)	(21,253)
Net income (loss) attributable to Parsons Corporation	$69,172	$43,241	$(38,183)	$68,794
Earnings (loss) per share:
Basic	$0.65	$0.41	$(0.36)	$0.66
Diluted	$0.63	$0.38	$(0.36)	$0.61

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income (loss) including noncontrolling interests	$80,719	$54,771	$(11,393)	$90,047
Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	(2,245)	3,152	(4,172)	2,975
Pension adjustments, net of tax	(16)	16	(47)	17
Comprehensive income (loss) including noncontrolling interests, net of tax	78,458	57,939	(15,612)	93,039
Comprehensive income attributable to noncontrolling interests, net of tax	(11,559)	(11,533)	(26,802)	(21,256)
Comprehensive income (loss) attributable to Parsons Corporation, net of tax	$66,899	$46,406	$(42,414)	$71,783

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net (loss) income including noncontrolling interests	$(11,393)	$90,047
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	48,971	57,048
Amortization of debt issue costs	5,326	1,414
Loss (gain) on disposal of property and equipment	408	43
Loss on extinguishment of debt	211,018	-
Provision for doubtful accounts	-	91
Deferred taxes	(222)	(5,220)
Foreign currency transaction gains and losses	2,039	230
Equity in losses of unconsolidated joint ventures	18,897	5,765
Return on investments in unconsolidated joint ventures	20,788	9,313
Stock-based compensation	20,675	15,978
Contributions of treasury stock	30,140	29,167
Changes in assets and liabilities, net of acquisitions and consolidated joint ventures:
Accounts receivable	(131,414)	(227,756)
Contract assets	(47,905)	(78,254)
Prepaid expenses and other assets	(9,396)	(40,899)
Accounts payable	10,585	35,043
Accrued expenses and other current liabilities	(10,533)	33,336
Contract liabilities	(1,360)	76,522
Income taxes	(52,509)	10,309
Other long-term liabilities	(6,308)	1,809
Net cash provided by operating activities	97,807	13,986
Cash flows from investing activities:
Capital expenditures	(18,698)	(17,956)
Proceeds from sale of property and equipment	53	65
Payments for acquisitions, net of cash acquired	(63)	(42,273)
Investments in unconsolidated joint ventures	(70,032)	(24,507)
Return of investments in unconsolidated joint ventures	25	72
Proceeds from sales of investments in unconsolidated joint ventures	-	381
Net cash used in investing activities	(88,715)	(84,218)
Cash flows from financing activities:
Proceeds from borrowings under credit agreement	153,200	187,400
Repayments of borrowings under credit agreement	(153,200)	(187,400)
Proceeds from issuance of convertible notes due 2029	800,000	-
Repurchases of convertible notes due 2025	(495,575)	-
Payments for debt issuance costs	(19,185)	-
Contributions by noncontrolling interests	77	200
Distributions to noncontrolling interests	(15,249)	(2,487)
Repurchases of common stock	(10,000)	(8,000)
Taxes paid on vested stock	(18,940)	(6,838)
Capped call transactions	(88,400)	-
Bond hedge termination	195,549	-
Redemption of warrants	(104,952)	-
Proceeds from issuance of common stock	3,740	2,940
Net cash (used in) provided by financing activities	247,065	(14,185)
Effect of exchange rate changes	(638)	467
Net increase (decrease) in cash, cash equivalents, and restricted cash	255,519	(83,950)
Cash, cash equivalents and restricted cash:
Beginning of year	272,943	262,539
End of period	$528,462	$178,589

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended June 30, 2024 and June 30, 2023

(In thousands)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Parsons Equity	Noncontrolling Interests	Total
Balance at March 31, 2024	$146,717	$(827,311)	$2,759,867	$87,261	$(16,866)	$2,149,668	$93,489	$2,243,157
Comprehensive income
Net income	-	-	-	69,172	-	69,172	11,547	80,719
Foreign currency translation gain, net	-	-	-	-	(2,257)	(2,257)	12	(2,245)
Pension adjustments, net	-	-	-	-	(16)	(16)	-	(16)
Contributions	-	-	-	-	-	-	77	77
Distributions	-	-	-	-	-	-	(3,991)	(3,991)
Issuance of equity securities, net of retirements	111	-	2,578	(898)	-	1,791	-	1,791
Repurchases of common stock	(131)	-	(9,869)	-	-	(10,000)	-	(10,000)
Stock-based compensation	-	-	10,152	-	-	10,152	-	10,152
Balance at June 30, 2024	$146,697	$(827,311)	$2,762,728	$155,535	$(19,139)	$2,218,510	$101,134	$2,319,644

Balance at March 31, 2023	$146,244	$(844,936)	$2,712,167	$68,429	$(18,025)	$2,063,879	$61,651	$2,125,530
Comprehensive income
Net income	-	-	-	43,241	-	43,241	11,530	54,771
Foreign currency translation loss, net	-	-	-	-	3,149	3,149	3	3,152
Pension adjustments, net	-	-	-	-	16	16	-	16
Distributions	-	-	-	-	-	-	(1,849)	(1,849)
Issuance of equity securities, net of retirements	114	-	2,203	(157)	-	2,160	-	2,160
Repurchases of common stock	(46)	-	(1,954)	-	-	(2,000)	-	(2,000)
Stock-based compensation	-	-	8,986	-	-	8,986	-	8,986
Balance at June 30, 2023	$146,312	$(844,936)	$2,721,402	$111,513	$(14,860)	$2,119,431	$71,335	$2,190,766

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Six Months Ended June 30, 2024 and June 30, 2023

(In thousands)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Parsons Equity	Noncontrolling Interests	Total
Balance at December 31, 2023	$146,341	$(827,311)	$2,779,365	$203,724	$(14,908)	$2,287,211	$89,504	$2,376,715
Comprehensive income
Net income	-	-		(38,183)		(38,183)	26,790	(11,393)
Foreign currency translation gain, net	-	-			(4,184)	(4,184)	12	(4,172)
Pension adjustments, net	-	-			(47)	(47)		(47)
Contributions	-	-				-	77	77
Distributions	-	-				-	(15,249)	(15,249)
Capped call transactions	-	-	(66,121)			(66,121)		(66,121)
Repurchase of warrants	-	-	(104,952)			(104,952)		(104,952)
Bond hedge termination	-	-	149,308			149,308		149,308
Issuance of equity securities, net of retirement	487	-	(5,678)	(10,006)		(15,197)		(15,197)
Repurchases of common stock	(131)	-	(9,869)			(10,000)		(10,000)
Stock-based compensation		-	20,675			20,675		20,675
Balance at June 30, 2024	$146,697	$(827,311)	$2,762,728	$155,535	$(19,139)	$2,218,510	$101,134	$2,319,644

Balance at December 31, 2022	$146,132	$(844,936)	$2,717,134	$43,089	$(17,849)	$2,043,570	$52,365	$2,095,935
Comprehensive income
Net income	-	-	-	68,794	-	68,794	21,253	90,047
Foreign currency translation loss, net	-	-	-	-	2,972	2,972	3	2,975
Pension adjustments, net	-	-	-	-	17	17	-	17
Contributions	-	-	-	-	-	-	200	200
Distributions	-	-	-	-	-	-	(2,487)	(2,487)
Issuance of equity securities, net of retirement	365	-	(3,895)	(370)	-	(3,900)	-	(3,900)
Repurchases of common stock	(185)	-	(7,815)	-	-	(8,000)		(8,000)
Stock-based compensation	-	-	15,978	-	-	15,978	-	15,978
Balance at June 30, 2023	$146,312	$(844,936)	$2,721,402	$111,513	$(14,860)	$2,119,431	$71,335	$2,190,766

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

The estimated fair value of the SealingTech contingent consideration as of June 30, 2024 was $4.1 million, a $1.8 million increase from the estimated fair value as of December 31, 2023. Changes in the estimated fair value are recorded to "other income (expense), net" in the consolidated financial statements.

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

Amortization expense of $3.3 million and $6.6 million related to these intangible assets was recorded for the three and six months ended June 30, 2024, respectively. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. The entire value of goodwill is deductible for tax purposes.

The amount of revenue generated by SealingTech and included within consolidated revenue is $16.9 million and $33.8 million for the three and six months ended June 30, 2024, respectively. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the SealingTech acquisition had been consummated as of the beginning of fiscal year 2022 (in thousands) is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Pro forma Revenue	$1,670,467	$1,390,016	$3,206,143	$2,580,497
Pro forma Net Income including noncontrolling interests	81,910	59,230	$(8,869)	$93,425

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

Amortization expense of $0.4 million and $0.8 million related to these intangible assets was recorded for the three and six months ended June 30, 2024, respectively and $0.4 million for both the three and six months ended June 30, 2023. The entire value of goodwill was assigned to the Critical Infrastructure reporting unit and represents synergies expected to be realized from this business combination. $0.9 million of goodwill is deductible for tax purposes.

The amount of revenue generated by IPKeys and included within consolidated revenue is $2.6 million for both the three and six months ended June 30, 2023. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the IPKeys acquisition had been consummated as of the beginning of fiscal year 2022 (in thousands) is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Pro forma Revenue	$1,670,467	$1,356,486	$3,206,143	$2,532,807
Pro forma Net Income including noncontrolling interests	80,812	56,441	$(11,141)	$91,803

5.
Contracts with Customers

Disaggregation of Revenue

The Company’s contracts contain both fixed-price and cost reimbursable components. Contract types are based on the component that represents the majority of the contract. The following table presents revenue disaggregated by contract type (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Fixed-price	$707,235	$440,094	$1,338,454	$781,106
Time-and-Materials	347,275	324,033	697,926	642,348
Cost-plus	615,957	592,359	1,169,763	1,106,498
Total	$1,670,467	$1,356,486	$3,206,143	$2,529,952

See “Note 18 – Segments Information” for the Company’s revenues by business lines.

Contract Assets and Contract Liabilities

Contract assets and contract liabilities balances at June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024	December 31, 2023	$ change	% change
Contract assets	$803,685	$757,515	$46,170	6.1%
Contract liabilities	298,104	301,107	(3,003)	-1.0%
Net contract assets (liabilities) (1)	$505,581	$456,408	$49,173	10.8%

(1)
Total contract retentions included in net contract assets (liabilities) were $77.0 million as of June 30, 2024, of which $33.3 million are not expected to be paid in the next 12 months. Total contract retentions included in net contract assets (liabilities) were $73.8 million as of December 31, 2023. Contract assets at June 30, 2024 and December 31, 2023 include $102.0 million and $109.5 million, respectively, related to net claim recoveries. For the three and six months ended June 30, 2024 and June 30, 2023, there were no material losses recognized related to the collectability of claims, unapproved change orders, and requests for equitable adjustment.

During the three months ended June 30, 2024 and June 30, 2023, the Company recognized revenue of $30.9 million and $29.6 million, respectively, and $169.2 million and $107.7 million during the six months ended June 30, 2024 and June 30, 2023, respectively that was included in the corresponding contract liability balances at December 31, 2023 and December 31, 2022, respectively.

There was no significant impairment of contract assets recognized during the three and six months ended June 30, 2024 and June 30, 2023.

The following table presents revisions in estimates, such as changes in estimated claims or incentives, related to performance obligations partially satisfied in previous periods that individually had an impact of $5 million or more on revenue. In certain instances, revisions in estimates on a contract do not exceed the threshold in any particular quarter but exceed the threshold on a year-to-date basis (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue impact, net	$-	$20,168	$(8,939)	$20,339

Certain financial statement impacts from revisions in estimates were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating income (loss)	$-	$(551)	$(8,939)	$(1,080)
Net income (loss)	-	(410)	(6,677)	(803)
Diluted income (loss) per share	$-	$0.00	$(0.06)	$(0.01)

The amounts for the three and six months ended June 30, 2023, in the table above, include changes in estimates related to direct costs of contracts of $24.7 million for both periods, related to a write-down on a contract in the Critical Infrastructure segment.

Accounts Receivable, net

Accounts receivable, net consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	2024	2023
Billed	$692,946	$646,375
Unbilled	353,876	273,215
Total accounts receivable, gross	1,046,822	919,590
Allowance for doubtful accounts	(3,886)	(3,952)
Total accounts receivable, net	$1,042,936	$915,638

Billed accounts receivable represents amounts billed to clients that have not been collected. Unbilled accounts receivable represents amounts where the Company has a present contractual right to bill but an invoice has not been issued to the customer at the period-end date. Receivables from contracts with the U.S. federal government and its agencies were 25% and 18% as of June 30, 2024 and December 31, 2023, respectively.

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

Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations (“RUPO”) as of June 30, 2024 represent a measure of the total dollar value of work to be performed on contracts awarded and in-progress. The Company had $6.2 billion in RUPO as of June 30, 2024.

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

The Company expects to satisfy its RUPO as of June 30, 2024 over the following periods (in thousands):

Period RUPO Will Be Satisfied	Within One Year	Within One to Two Years	Thereafter
Federal Solutions	$1,724,068	$261,075	$175,603
Critical Infrastructure	2,031,090	980,936	993,590
Total	$3,755,158	$1,242,011	$1,169,193

6.
Leases

The Company has operating and finance leases for corporate and project office spaces, vehicles, heavy machinery and office equipment. Our leases have remaining lease terms of one year to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases after the third year.

The components of lease costs for the three and six months ended June 30, 2024 and June 30, 2023 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating lease cost	$16,885	$17,129	$33,562	$33,754
Short-term lease cost	3,780	3,396	7,432	7,059
Amortization of right-of-use assets	835	670	1,612	1,186
Interest on lease liabilities	104	65	198	98
Sublease income	(1,119)	(1,239)	(2,238)	(2,363)
Total lease cost	$20,485	$20,021	$40,566	$39,734

Supplemental cash flow information related to leases for the three months ended June 30, 2024 and June 30, 2023 is as follows (in thousands):

	Six Months Ended
	June 30, 2024	June 30, 2023
Operating cash flows for operating leases	$34,189	$35,076
Operating cash flows for finance leases	198	98
Financing cash flows from finance leases	1,536	1,166
Right-of-use assets obtained in exchange for new operating lease liabilities	6,400	43,398
Right-of-use assets obtained in exchange for new finance lease liabilities	$2,506	$3,412

Supplemental balance sheet and other information related to leases as of June 30, 2024 and December 31, 2023 are as follows (in thousands):

	June 30, 2024	December 31, 2023
Operating Leases:
Right-of-use assets	$136,169	$159,211
Lease liabilities:
Current	52,840	58,556
Long-term	98,152	117,505
Total operating lease liabilities	$150,992	$176,061
Finance Leases:
Other noncurrent assets	$8,704	$7,779
Accrued expenses and other current liabilities	$3,206	$2,682
Other long-term liabilities	$5,649	$5,129

Weighted Average Remaining Lease Term:
Operating leases	3.7 Years	3.9 years
Finance leases	3 Years	3.1 years
Weighted Average Discount Rate:
Operating leases	4.3%	4.2%
Finance leases	4.8%	4.6%

As of June 30, 2024, the Company has no operating leases that have not yet commenced.

A maturity analysis of the future undiscounted cash flows associated with the Company’s operating and finance lease liabilities as of June 30, 2024 is as follows (in thousands):

	Operating Leases	Finance Leases
2024 (remaining)	$31,387	$1,817
2025	49,993	3,235
2026	33,356	2,580
2027	20,033	1,400
2028	15,319	466
Thereafter	13,394	8
Total lease payments	163,482	9,506
Less: imputed interest	(12,490)	(651)
Total present value of lease liabilities	$150,992	$8,855

7.
Goodwill

The following table summarizes the changes in the carrying value of goodwill by reporting segment from December 31, 2023 to June 30, 2024 (in thousands):

	December 31, 2023	Acquisitions	Foreign Exchange	June 30, 2024
Federal Solutions	$1,686,901	$-	$-	$1,686,901
Critical Infrastructure	105,764	-	(1,762)	104,002
Total	$1,792,665	$-	$(1,762)	$1,790,903

The Company performed a qualitative triggering analysis and determined there was no triggering event indicating a potential impairment to the carrying value of its goodwill at June 30, 2024 and concluded there has not been an impairment.

8.
Intangible Assets

The gross amount and accumulated amortization of intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets are as follows (in thousands except for years):

	June 30, 2024			December 31, 2023			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (in years)
Backlog	$107,000	$(37,922)	$69,078	$130,000	$(45,964)	$84,036	4.8
Customer relationships	292,530	(128,572)	163,958	297,120	(124,194)	172,926	11.5
Leases	120	(118)	2	120	(106)	14	1.0
Developed technology	30,600	(17,620)	12,980	31,600	(15,823)	15,777	4.7
Trade name	1,000	(917)	83	1,000	(417)	583	1.0
Non-compete agreements	500	(347)	153	1,500	(1,097)	403	3.0
In process research and development	1,800	-	1,800	1,800	-	1,800	n/a
Other intangibles	25	-	25	375	(348)	27	-
Total intangible assets	$433,575	$(185,496)	$248,079	$463,515	$(187,949)	$275,566

The aggregate amortization expense of intangible assets for the three months ended June 30, 2024 and June 30, 2023 was $13.8 million and $18.1 million, respectively and $27.5 million and $36.1 million for the six months ended June 30, 2024 and June 30, 2023, respectively.

Estimated amortization expense for the remainder of the current fiscal year and in each of the next four years and beyond is as follows (in thousands):

June 30, 2024
2024	$22,352
2025	43,443
2026	37,019
2027	32,538
2028	24,323
Thereafter	86,604
Total	$246,279

9.
Property and Equipment, Net

Property and equipment consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023	Useful life (years)
Buildings and leasehold improvements	$102,309	$102,372	1-15
Furniture and equipment	84,574	84,244	3-10
Computer systems and equipment	172,846	168,926	3-10
Construction equipment	6,181	6,173	5-7
Construction in progress	25,019	21,030
	390,929	382,745
Accumulated depreciation	(292,712)	(283,788)
Property and equipment, net	$98,217	$98,957

Depreciation expense for the three months ended June 30, 2024 and June 30, 2023 was $9.2 million and $9.5 million, respectively and $18.7 million and $18.9 million for the six months ended June 30, 2024 and June 30, 2023, respectively.

10.
Debt and Credit Facilities

Debt consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Long-Term Debt:
Delayed draw term loan	$350,000	$350,000
Convertible senior notes due 2025	115,443	400,000
Convertible senior notes due 2029	800,000	-
Revolving credit facility	-	-
Debt issuance costs	(18,137)	(4,037)
Total	$1,247,306	$745,963

Delayed Draw Term Loan

In September 2022, the Company entered into a $350 million unsecured Delayed Draw Term Loan with an increase option of up to $150 million (the “2022 Delayed Draw Term Loan”). Proceeds of the 2022 Delayed Draw Term Loan Agreement may be used (a) to pay off in full, or partially payoff, the Company’s existing Senior Notes, (b) to prepay revolving loans outstanding under the Revolving Credit Agreement (as defined below), or (c) for working capital, capital expenditures and other lawful corporate purposes. The Company drew $350.0 million from the 2022 Delayed Draw Term Loan in November 2022. The Company incurred $0.9 million of debt issuance costs in connection with the delayed draw term loan. These costs are presented as a direct deduction from long-term debt on the face of the balance sheet. Interest expense related to the Delayed Draw Term Loan for the three months ended June 30, 2024 and June 30, 2023 were $5.8 million and $5.6 million, respectively and $11.8 million and $10.7 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The amortization of debt issuance costs and interest expense is recorded in “Interest expense” on the consolidated statements of income. As of June 30, 2024 and December 31, 2023, there was $350.0 million outstanding under the Delayed Draw Term Loan.

The 2022 Delayed Draw Term Loan has a three-year maturity and permits the Company to borrow in U.S. dollars. The 2022 Delayed Draw Term Loan does not require any amortization payments by the Company. Depending on the Company’s consolidated leverage ratio (or debt rating after such time as the Company has such rating), borrowings under the 2022 Delayed Draw Term Loan Agreement will bear interest at either an adjusted Term SOFR benchmark rate plus a margin between 0.875% and 1.500% or a base rate plus a margin of between 0% and 0.500% and will initially bear interest at the middle of this range. The Company will pay a ticking fee on unused term loan commitments at a rate of 0.175% commencing with the date that is ninety (90) days after the Closing Date. Amounts outstanding under the 2022 Delayed Draw Term Loan Agreement may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of benchmark rate loans. The interest rates on June 30, 2024 and December 31, 2023 were both 6.6%.

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

The Company recognized interest expense of $0.1 million and $0.7 million for the three months ended June 30, 2024 and June 30, 2023, respectively and $3.7 million and $1.5 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The net, carrying value of the Convertible Senior Notes were $115.4 million and $396.5 million as of June 30, 2024 and December 31, 2023, respectively.

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

The Company recognized interest expense with respect to the 2029 Convertible Notes of $6.3 million and $8.7 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, the net, carrying value of the 2029 Convertible Notes was $782.2 million.

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

Convertible Senior Notes due 2025 Partial Repurchase and Note Hedge and Warrants Partial Unwind

In connection with the issuance of the Convertible Senior Notes due 2029, during the first quarter of 2024, we used $391.8 million of the net proceeds to purchase approximately $228.1 million aggregate principal amount of our Convertible Senior Notes due 2025 concurrently with the offering in separate and individually negotiated transactions. In addition, we used $103.8 million to settle the repurchase of approximately $56.5 million aggregate principal amount of our Convertible Senior Notes due 2025 in a separately negotiated transaction that settled in March 2024. We also received approximately $90.6 million in cash from the note hedge counterparties for the partial termination of the existing bond hedge relating to the Convertible Senior Notes due 2025 repurchased, net of our obligations to the counterparties in connection with the partial termination of the related warrant transactions. The tax effect of $46.2 million from the partial unwind of the existing bond hedge was recognized as a reduction in additional paid-in capital in the consolidated balance sheets. The income tax payable was included in Income taxes payable in the consolidated balance sheets.

The partial repurchase, during the six months ended June 30, 2024, resulted in a $214.2 million loss on debt extinguishment which includes a $3.2 million charge to interest expense for the acceleration of the amortization of debt issuance costs associated with the 0.25% Convertible Senior Notes due 2025. The tax effect of the debt extinguishment, excluding the interest expense, was recognized as a discrete event to the quarter giving rise to an increase in the effective tax rate and tax benefit of $49.9 million recognized in the income statement.

Revolving Credit Facility

In June 2021, the Company entered into a $650 million unsecured revolving credit facility (the “Credit Agreement”). The Company incurred $1.9 million of costs in connection with this Credit Agreement. The 2021 Credit Agreement replaced an existing Fifth Amended and Restated Credit Agreement dated as of November 15, 2017. Under the new agreement, the Company’s revolving credit facility was increased from $550 million to $650 million. The credit facility has a five-year maturity, which may be extended up to two times for periods determined by the Company and the applicable extending lenders, and permits the Company to borrow in U.S. dollars, certain specified foreign currencies, and each other currency that may be approved in accordance with the 2021 Facility. The borrowings under the Credit Agreement bear interest at either the Term SOFR rate plus a margin between 1.0% and 1.625% or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%. The rates on June 30, 2024 and December 31, 2023 were both 6.7%. Borrowings under this Credit Agreement are guaranteed by certain Company operating subsidiaries. Letters of credit commitments outstanding under this agreement aggregated to $43.0 million and $43.8 million at June 30, 2024 and December 31, 2023, respectively, which reduced borrowing limits available to the Company. Interest expense related to the Credit Agreement was $0.2 million and $0.3 million for the three months ended June 30, 2024 and June 30, 2023, respectively and $0.5 million and $0.5 million for the six months ended June 30, 2024 and June 30, 2023. There were no loan amounts outstanding under the Credit Agreement at June 30, 2024.

The Credit Agreement includes various covenants, including restrictions on indebtedness, liens, acquisitions, investments or dispositions, payment of dividends and maintenance of certain financial ratios and conditions. The Company was in compliance with these covenants at June 30, 2024 and December 31, 2023.

Letters of Credit

The Company also has in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated approximately $303.6 million and $320.7 million at June 30, 2024 and December 31, 2023, respectively.

11.
Income Taxes

In 2021 the Organization for Economic Co-operation and Development (OECD) announced an inclusive Framework on Base Erosion and Profit Shifting (BEPS) including Pillar Two Model Rules defining the global minimum tax, also known as the Global Anti-Base Erosion (GloBE), which aims to ensure that multinational enterprises (MNEs) pay a 15% minimum level of tax regardless of where the MNE operates. The OECD has released its fourth round of administrative guidance In June 2024. Many non-US tax jurisdictions have either recently enacted legislation to adopt components of the Pillar Two Model Rules beginning in 2024 and/or have announced their plans to enact legislation in future years. The Company continues to evaluate the impact of the implementation of Pillar Two on its income tax position. The Company does not expect Pillar Two to result in any material impact to the Company’s income tax provision. We are continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending enactment of legislation by individual countries.

The Company’s effective tax rate was 21.7% and 21.8% for the three months ended June 30, 2024 and June 30, 2023, respectively. The decrease in the effective tax rate was due primarily to an increase in the foreign-derived intangible income (FDII) deduction, offset by an increased valuation allowance against deferred tax assets, and an increase in executive compensation subject to Section 162(m). The Company’s effective tax rate benefit was 46.3% and the effective tax rate was 22.9% for the six months ended June 30, 2024 and June 30, 2023, respectively. The change in effective tax rate was due primarily to the tax benefit resulting from the $211 million loss in partially unwinding Convertible Senior Notes during the first quarter 2024. The difference between the effective tax rate and the statutory U.S. Federal income tax rate of 21% for the three and six months ended June 30, 2024 primarily relates to a change in jurisdictional earnings partially resulting from a loss in partially unwinding Convertible Senior Notes, the FDII deduction, equity based compensation, and untaxed income attributable to noncontrolling interests, partially offset by rate impacts related to state income taxes, and foreign withholding taxes.

As of June 30, 2024, the Company’s deferred tax assets were subject to a valuation allowance of $44.0 million primarily related to foreign net operating loss carryforwards, foreign tax credit carryforwards, reserves and capital losses that the Company has determined are not more-likely-than-not to be realized. The factors used to assess the likelihood of realization include: the past performance of the entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.

As of June 30, 2024 and December 31, 2023, the liability for income taxes associated with uncertain tax positions was $22.1 million and $25.5 million, respectively. It is reasonably possible that the Company may realize a decrease in our uncertain tax positions of approximately $2.8 million during the next 12 months as a result of concluding various tax audits and closing tax years.

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

On July 1, 2024, a final judgment was filed with the clerk of the Superior Court of the State of California In and For the County of San Mateo with an award of damages in the total amount of approximately $102.5 million in favor of Parsons Transportation Group, Inc. and against Alstom Signaling Operations LLC (Alstom"). This proposed award relates back to a lawsuit Parsons initially filed against the Peninsula Corridor Joint Powers Board for breach of contract and wrongful termination in February 2017 (which was settled between Parsons and the Joint Powers Board in 2021) and a cross-complaint filed against Alstom Signaling Operations LLC in November 2017, as subsequently amended, for breach of contract, negligence and intentional misrepresentation. Alstom filed its notice of appeal on July 9, 2024 and has posted a bond.

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

13.
Retirement Benefit Plan

The Company’s principal retirement benefit plan is the Parsons Employee Stock Ownership Plan (“ESOP”), a stock bonus plan, established in 1975 to cover eligible employees of the Company and certain affiliated companies. Contributions of treasury stock to the ESOP are made annually in amounts determined by the Company’s board of directors and are held in trust for the sole benefit of the participants. Shares allocated to a participant’s account are fully vested after three years of credited service, or in the event(s) of reaching age 65, death or disability while an active employee of the Company. As of June 30, 2024 and December 31, 2023, total shares of the Company’s common stock outstanding were 106,184,128 and 105,839,978, respectively, of which 56,161,683 and 59,879,857, respectively, were held by the ESOP.

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

Total ESOP contribution expense was $15.1 million and $14.7 million for the three months ended June 30, 2024 and June 30, 2023, respectively and $30.1 million and $29.2 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The expense is recorded in “Direct costs of contracts” and “Selling, general and administrative expense” in the consolidated statements of income. The fiscal 2024 ESOP contribution has not yet been made. The amount is currently included in accrued liabilities.

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

Letters of credit outstanding described in “Note 10 – Debt and Credit Facilities” that relate to project ventures are $158.1 million and $147.7 million at June 30, 2024 and December 31, 2023.

In the table below, aggregated financial information relating to the Company’s joint ventures is provided because their nature, risk and reward characteristics are similar. None of the Company’s current joint ventures that meet the characteristics of a VIE are individually significant to the consolidated financial statements.

Consolidated Joint Ventures

The following represents financial information for consolidated joint ventures included in the consolidated financial statements (in thousands):

	June 30, 2024	December 31, 2023
Current assets	$464,312	$426,633
Noncurrent assets	11,670	14,295
Total assets	475,982	440,928
Current liabilities	276,649	260,286
Noncurrent liabilities	3,299	5,132
Total liabilities	279,948	265,418
Total joint venture equity	$196,034	$175,510

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue	$186,731	$167,253	$388,748	$328,737
Costs	163,287	143,808	334,435	285,406
Net income	$23,444	$23,445	$54,313	$43,331
Net income attributable to noncontrolling interests	$11,547	$11,530	$26,790	$21,253

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

The following represents the financial information of the Company’s unconsolidated joint ventures as presented in their unaudited financial statements (in thousands):

	June 30, 2024	December 31, 2023
Current assets	$1,617,486	$1,607,953
Noncurrent assets	462,319	483,693
Total assets	2,079,805	2,091,646
Current liabilities	970,590	1,057,113
Noncurrent liabilities	498,239	518,647
Total liabilities	1,468,829	1,575,760
Total joint venture equity	$610,976	$515,886
Investments in and advances to unconsolidated joint ventures	$157,243	$128,204

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue	$544,000	$530,467	$1,017,532	$879,624
Costs	555,971	534,555	1,032,721	893,950
Net income (loss)	$(11,971)	$(4,088)	$(15,189)	$(14,326)
Equity in losses of unconsolidated joint ventures	$(16,837)	$75	$(18,897)	$(5,765)

The Company had net contributions to its unconsolidated joint ventures for the three months ended June 30, 2024 and June 30, 2023 of $29.2 million and of $9.9 million, respectively and $49.2 million and $14.7 million for the six months ended June 30, 2024 and June 30, 2023, respectively.

The following table presents certain financial statement impacts from changes in estimates on unconsolidated joint ventures in the Critical Infrastructure segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating income (loss)	$(22,433)	$(6,987)	$(30,793)	$(16,974)
Net income (loss)	(22,433)	(5,198)	(30,793)	(12,629)
Diluted income (loss) per share	$(0.20)	$(0.05)	$(0.29)	$(0.11)

15.
Related Party Transactions

The Company often provides services to unconsolidated joint ventures and revenues include amounts related to recovering costs for these services. Revenues related to services the Company provided to unconsolidated joint ventures for the three months ended June 30, 2024 and June 30, 2023 were $50.5 million and $55.4 million, respectively, and $97.3 million and $106.3 million for the six months ended June 30, 2024 and June 30, 2023, respectively.

For the three months ended June 30, 2024 and June 30, 2023, the Company incurred $36.1 million and $39.8 million, respectively, and $71.5 million and $78.9 million for the six months ended June 30, 2024 and June 30, 2023, respectively, of reimbursable costs.

Amounts included in the consolidated balance sheets related to services the Company provided to unconsolidated joint ventures are as follows (in thousands):

	June 30, 2024	December 31, 2023
Accounts receivable	$47,778	$38,898
Contract assets	15,909	38,009
Contract liabilities	14,215	15,287

16.
Fair Value of Financial Instruments

The authoritative guidance on fair value measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). At June 30, 2024 and December 31, 2023, the Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable, and other liabilities. The fair values of these financial instruments approximate their carrying values due to their short-term maturities.

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

Fair value as of June 30, 2024 (in thousands):

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

The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in our consolidated balance sheets, on the basis of Level 1 inputs for the Company's convertible notes and Level 2 inputs for the delayed draw term loan, were as follows (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Convertible senior notes due 2025	$115,443	$207,797	$400,000	$568,000
Convertible senior notes due 2029	800,000	859,520	-	-
Delayed draw term loan	350,000	350,000	350,000	350,000
Total	$1,265,443	$1,417,317	$750,000	$918,000

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

The following tables reconcile the denominator and numerator used to compute basic EPS to the denominator and numerator used to compute diluted EPS for the three and six months ended June 30, 2024 and June 30, 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Numerator for Basic and Diluted EPS:
Net income (loss) attributable to Parsons Corporation - basic	$69,172	$43,241	$(38,183)	$68,794
Convertible senior notes if-converted method interest adjustment	54	554	-	1,106
Net income (loss) attributable to Parsons Corporation - diluted	$69,226	$43,795	$(38,183)	$69,900

Denominator for Basic and Diluted EPS:
Basic weighted average number of shares outstanding	106,303	104,908	106,170	104,856
Dilutive effect of stock-based awards	1,233	883	—	941
Dilutive effect of warrants	415	—	—	—
Dilutive effect of convertible senior notes due 2025	2,573	8,917	—	8,917
Diluted weighted average number of shares outstanding	110,524	114,708	106,170	114,714

Earnings (loss) per share:
Basic	$0.65	$0.41	$(0.36)	$0.66
Diluted	$0.63	$0.38	$(0.36)	$0.61

Anti-dilutive stock-based awards excluded from the calculation of earnings per share for the three months ended June 30, 2024 and June 30, 2023 were 15,400 and 3,837, respectively.

Due to the loss for the six months ended June 30, 2024, the potential dilution from stock based awards of 1.4 million shares, convertible senior notes due 2025 of 4.7 million shares and convertible senior notes due 2025 interest expense of $2.8 million have been excluded from the calculation of diluted earnings per share, as their inclusion would have been antidilutive.

Anti-dilutive stock-based awards excluded from the calculation of earnings per share for the six months ended June 30, 2023 were 1,265.

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

At the time of the February 2024 authorization, the Company had repurchased shares with an aggregated market value (including fees) of $54.7 million. The aggregate market value of shares of Common Stock the Company is authorized to acquire, from both the August 2021 and February 2024 authorizations, is not greater than $154.7 million.

As of June 30, 2024, the Company has $90 million remaining under the stock repurchase program.

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

The following table summarizes the repurchase activity under the stock repurchase program:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Total shares repurchased	131,053	46,077	131,053	185,475
Total shares retired	131,053	46,077	131,053	185,475
Average price paid per share	$76.30	$43.40	$76.30	$43.13

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

The following table summarizes business segment revenue for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Federal Solutions revenue	$988,603	$762,797	$1,898,211	$1,397,343
Critical Infrastructure revenue	681,864	593,689	1,307,932	1,132,609
Total revenue	$1,670,467	$1,356,486	$3,206,143	$2,529,952

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Equity in (losses) earnings of unconsolidated joint ventures:
Federal Solutions	$1,466	$955	$997	$2,067
Critical Infrastructure	(18,303)	(880)	(19,894)	$(7,832)
Total equity in (losses) earnings of unconsolidated joint ventures	$(16,837)	$75	$(18,897)	$(5,765)

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

Adjusted EBITDA attributable to Parsons Corporation to Net Income attributable to Parsons Corporation for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
Adjusted EBITDA attributable to Parsons Corporation	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Federal Solutions	$102,781	$85,640	$195,322	$141,788
Critical Infrastructure	35,612	20,936	68,575	45,293
Adjusted EBITDA attributable to Parsons Corporation	138,393	106,576	263,897	187,081
Adjusted EBITDA attributable to noncontrolling interests	11,837	11,730	27,426	21,616
Depreciation and amortization	(24,440)	(28,689)	(48,971)	(57,048)
Interest expense, net	(9,183)	(6,993)	(21,029)	(12,658)
Income tax benefit (expense)	(22,415)	(15,223)	9,819	(26,726)
Equity-based compensation expense	(10,647)	(9,314)	(23,303)	(16,017)
Loss on extinguishment of debt	-	-	(211,018)	-
Transaction-related costs (a)	(2,302)	(1,917)	(5,188)	(3,535)
Restructuring expense (b)	-	-	-	(546)
Other (c)	(524)	(1,399)	(3,026)	(2,120)
Net (loss) income including noncontrolling interests	80,719	54,771	(11,393)	90,047
Net income attributable to noncontrolling interests	11,547	11,530	26,790	21,253
Net (loss) income attributable to Parsons Corporation	$69,172	$43,241	$(38,183)	$68,794

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

Asset information by segment is not a key measure of performance used by the CODM.

The following tables present revenues and property and equipment, net by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue
North America	$1,419,327	$1,136,290	$2,691,577	$2,085,005
Middle East	246,063	219,253	504,984	436,651
Rest of World	5,077	943	9,582	8,296
Total Revenue	$1,670,467	$1,356,486	$3,206,143	$2,529,952

The geographic location of revenue is determined by the location of the customer.

	June 30, 2024	December 31, 2023
Property and Equipment, Net
North America	$89,506	$91,766
Middle East	8,711	7,191
Total Property and Equipment, Net	$98,217	$98,957

North America includes revenue in the United States for the three months ended June 30, 2024 and June 30, 2023 of $1.3 billion and $1.0 billion, respectively and for the six months ended June 30, 2024 and June 30, 2023 of $2.5 billion and $1.9 billion, respectively. North America property and equipment, net includes $81.7 million and $83.9 million of property and equipment, net in the United States at June 30, 2024 and December 31, 2023, respectively.

The following table presents revenues by business units (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue
Defense and Intelligence	$420,396	$381,328	$828,784	$745,688
Engineered Systems	568,207	381,469	1,069,427	651,655
Federal Solutions revenues	988,603	762,797	1,898,211	1,397,343
Infrastructure – North America	434,163	373,153	799,445	692,712
Infrastructure – Europe, Middle East and Africa	247,701	220,536	508,487	439,897
Critical Infrastructure revenues	681,864	593,689	1,307,932	1,132,609
Total Revenue	$1,670,467	$1,356,486	$3,206,143	$2,529,952

Effective October 1, 2023, the Company reorganized its Critical Infrastructure business units from Mobility Solutions and Connected Communities to Infrastructure – North America and Infrastructure – Europe, Middle East and Africa. The prior year information in the table above has been reclassified to conform to the business unit changes.

19.
Subsequent Events

After the end of the quarter ended June 30, 2024, the Company entered into a merger agreement to acquire a 100% ownership interest in BlackSignal Technologies, LLC, ("BlackSignal") a privately-owned company, for approximately $200 million from cash on hand. Headquartered in Chantilly, Virginia, BlackSignal is a next-generation digital signal processing, electronic warfare, and cyber security provider built to counter near peer threats. Upon closing, Parsons believes that the acquisition will expand Parsons' customer base across the Department of Defense and Intelligence Community and significantly strengthen Parsons' positioning within offensive cyber warfare, while adding new capabilities in the counterspace radio frequency domain. We anticipate that the closing will occur in Q3 2024.

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

Lead smart, sustainable infrastructure deployment

Federal Solutions

Deliver information dominance across all domains

FINANCIAL SNAPSHOT

$6.1B
Total Revenue
(Trailing 12-Months)

Federal Solutions
58%
Critical Infrastructure
42%

$6.3B
Contract Awards
(Trailing 12-Months)

Federal Solutions
55%
Critical Infrastructure
45%

KEY FACTS AND FIGURES

80
Years Of History

~ 18.5K
Employees

$492M
Cash Flow From Operations
(Trailing 12-Months)

1.0X
Book-To-Bill Ratio
Trailing 12-Months

$8.8B
Backlog As Of
6/30/2024

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

Key Metrics

We manage and assess the performance of our business by evaluating a variety of metrics. The following table sets forth selected key metrics (in thousands, except Book-to-Bill):

	June 30, 2024	June 30, 2023
Awards (year to date)	$3,582,373	$3,313,391
Backlog (1)	$8,831,606	$8,901,578
Book-to-Bill (year to date)	1.1	1.3

(1)
Difference between our backlog of $8.8 billion and our remaining unsatisfied performance obligations, or RUPO, of $6.2 billion, each as of June 30, 2024, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

Awards

Awards generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Contract awards include both new and re-compete contracts and task orders. Given that new contract awards generate growth, we closely track our new awards each year.

The following table summarizes the year to-date value of new awards for the periods presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Federal Solutions	$805,170	$1,182,127	$2,087,810	$1,877,771
Critical Infrastructure	694,894	749,035	1,494,563	1,435,620
Total Awards	$1,500,064	$1,931,162	$3,582,373	$3,313,391

The change in new awards from year to year is primarily due to ordinary course fluctuations in our business. The volume of contract awards can fluctuate in any given period due to win rate and the timing and size of the awards issued by our customers.

The decrease in awards for the three months ended June 30, 2024 compared to the corresponding period last year was primarily due to significant awards for the three months ended June 30, 2023 in our Federal Solutions segment from the Federal Aviation Administration and the General Services Administration. The increase in awards for the six months ended June 30, 2024 when compared to the corresponding period last year was primarily due to significant option period awards from a customer in our Federal Solutions segment offset by the awards discussed above for the three months ended June 30, 2023.

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

The following table summarizes the value of our backlog at the respective dates presented below (in thousands):

	June 30, 2024	June 30, 2023
Federal Solutions:
Funded	$1,736,698	$1,506,235
Unfunded	3,284,801	3,709,288
Total Federal Solutions	5,021,499	5,215,523
Critical Infrastructure:
Funded	3,754,225	3,615,955
Unfunded	55,882	70,109
Total Critical Infrastructure	3,810,107	3,686,064
Total Backlog (1)	$8,831,606	$8,901,587

(1)
Difference between our backlog of $8.8 billion and our RUPO of $6.2 billion, each as of June 30, 2024, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

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

We expect to recognize $3.8 billion of our funded backlog at June 30, 2024 as revenues in the following twelve months. However, our U.S. federal government customers may cancel their contracts with us at any time through a termination for convenience or may elect to not exercise option periods under such contracts. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed. See “Risk Factors—Risk Relating to Our Business—We may not realize the full value of our backlog, which may result in lower than expected revenue” in the Company’s Form 10-K for the year ended December 31, 2023.

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

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Federal Solutions	0.8	1.5	1.1	1.3
Critical Infrastructure	1.0	1.3	1.1	1.3
Overall	0.9	1.4	1.1	1.3

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

The table below presents the percentage of total revenue for each type of contract.

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Fixed-price	42.3%	32.4%	41.7%	30.9%
Time-and-materials	20.8%	23.9%	21.8%	25.4%
Cost-plus	36.9%	43.7%	36.5%	43.7%

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

The significant change in the contract mix for the three and six months ended June 30, 2024 compared to the corresponding period last year relates to increased business volume from a significant fixed price contract in our Federal Solutions segment.

Our recognition of profit on long-term contracts requires the use of assumptions related to transaction price and total cost of completion. Estimates are continually evaluated as work progresses and are revised when necessary. When a change in estimated cost or transaction price is determined to have an impact on contract profit, we record a positive or negative adjustment to revenue.

Joint Ventures

We conduct a portion of our business through joint ventures or similar partnership arrangements. For the joint ventures we control, we consolidate all the revenues and expenses in our consolidated statements of income (including revenues and expenses attributable to noncontrolling interests). For the joint ventures we do not control, we recognize equity in (losses) earnings of unconsolidated joint ventures. Our revenues included amounts related to services we provided to our unconsolidated joint ventures for the three months ended June 30, 2024 and June 30, 2023 of $50.5 million and $55.4 million, respectively, and $97.3 million and $106.3 million for the six months ended June 30, 2024 and June 30, 2023, respectively.

Operating costs and expenses

Operating costs and expenses primarily include direct costs of contracts and selling, general and administrative expenses. Costs associated with compensation-related expenses for our people and facilities, which includes ESOP contribution expenses, are the most significant component of our operating expenses. Total ESOP contribution expense for the three months ended June 30, 2024 and June 30, 2023 was $15.1 million and $14.7 million, respectively, and $30.1 million and $29.2 million for the six months ended June 30, 2024 and June 30, 2023, respectively and is recorded in “Direct cost of contracts” and “Selling, general and administrative expenses.”

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

Adjusted EBITDA

The following table sets forth Adjusted EBITDA, Net Income Margin, and Adjusted EBITDA Margin for the three and six months ended June 30, 2024 and June 30, 2023.

	Three Months Ended		Six Months Ended
(U.S. dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Adjusted EBITDA (1)	$150,230	$118,306	$291,323	$208,697
Net Income Margin (2)	4.8%	4.0%	-0.4%	3.6%
Adjusted EBITDA Margin (3)	9.0%	8.7%	9.1%	8.2%

(1)
A reconciliation of net income attributable to Parsons Corporation to Adjusted EBITDA is set forth below (in thousands).
(2)
Net Income Margin is calculated as net income (loss) including noncontrolling interest divided by revenue in the applicable period
(3)
Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by revenue in the applicable period.

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income (loss) attributable to Parsons Corporation	$69,172	$43,241	$(38,183)	$68,794
Interest expense, net	9,183	6,993	21,029	12,658
Income tax benefit (expense)	22,415	15,223	(9,819)	26,726
Depreciation and amortization	24,440	28,689	48,971	57,048
Net income attributable to noncontrolling interests	11,547	11,530	26,790	21,253
Equity-based compensation	10,647	9,314	23,303	16,017
Loss on extinguishment of debt	-	-	211,018	-
Transaction-related costs (a)	2,302	1,917	5,188	3,535
Restructuring (b)	-	-	-	546
Other (c)	524	1,399	3,026	2,120
Adjusted EBITDA	$150,230	$118,306	$291,323	$208,697

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests (in thousands):

	Three Months Ended		Variance
	June 30, 2024	June 30, 2023	Dollar	Percent
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$102,781	$85,640	$17,141	20.0%
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	35,612	20,936	14,676	70.1%
Adjusted EBITDA attributable to noncontrolling interests	11,837	11,730	107	0.9%
Total Adjusted EBITDA	$150,230	$118,306	$31,924	27.0%

	Six Months Ended		Variance
	June 30, 2024	June 30, 2023	Dollar	Percent
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$195,322	$141,788	$53,534	37.8%
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	68,575	45,293	23,282	51.4%
Adjusted EBITDA attributable to noncontrolling interests	27,426	21,616	5,810	26.9%
Total Adjusted EBITDA	$291,323	$208,697	$82,626	39.6%

The following table sets forth our results of operations for the three and six months ended June 30, 2024 and June 30, 2023 as a percentage of revenue.

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues	100%	100%	100%	100%
Direct costs of contracts	79.0%	78.7%	78.9%	78.5%
Equity in losses of unconsolidated joint ventures	-1.0%	0.0%	-0.6%	-0.2%
Selling, general and administrative expenses	13.4%	15.6%	13.9%	16.3%
Operating income	6.7%	5.6%	6.7%	5.0%
Interest income	0.2%	0.0%	0.2%	0.0%
Interest expense	-0.8%	-0.5%	-0.8%	-0.5%
Loss on extinguishment of debt	0.0%	0.0%	-6.6%	0.0%
Other income, net	0.1%	0.0%	-0.1%	0.1%
Total other income (expense)	-0.5%	-0.5%	-7.3%	-0.4%
Income before income tax expense	6.2%	5.2%	-0.7%	4.6%
Income tax benefit (expense)	-1.3%	-1.1%	0.3%	-1.1%
Net (loss) income including noncontrolling interests	4.8%	4.0%	-0.4%	3.6%
Net income attributable to noncontrolling interests	-0.7%	-0.8%	-0.8%	-0.8%
Net (loss) income attributable to Parsons Corporation	4.1%	3.2%	-1.2%	2.7%

Revenue

	Three Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2024	June 30, 2023	Dollar	Percent
Revenue	$1,670,467	$1,356,486	$313,981	23.1%

Revenue increased $314.0 million for the three months ended June 30, 2024 when compared to the corresponding period last year, due to increases in revenue in both our Federal Solutions and Critical Infrastructure segments of $225.8 million and $88.2 million, respectively.

	Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2024	June 30, 2023	Dollar	Percent
Revenue	$3,206,143	$2,529,952	$676,191	26.7%

The increase in revenue for the six months ended June 30, 2024 when compared to the corresponding period last year, was due to increases in both our Federal Solutions and Critical Infrastructure segments of $500.9 million and $175.3 million, respectively.

See “Segment Results” below for a further discussion of the changes in the Company's revenue.

Direct costs of contracts

	Three Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2024	June 30, 2023	Dollar	Percent
Direct costs of contracts	$1,318,931	$1,068,220	$250,711	23.5%

Direct cost of contracts increased $250.7 million for the three months ended June 30, 2024 when compared to the corresponding period last year, primarily due to an increase of $198.2 million in our Federal Solutions segment and $52.5 million in our Critical Infrastructure segment. The increase in direct costs of contracts in the Federal Solutions segment is primarily related to increased business volume from a significant contract. The increase in direct cost of contracts in the Critical Infrastructure segment are primarily related to increased volume from new and existing contracts. Direct costs of contracts for the three months ended June 30, 2023 included a $24.7 million write-down on a Critical Infrastructure contract.

	Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2024	June 30, 2023	Dollar	Percent
Direct costs of contracts	$2,529,758	$1,985,408	$544,350	27.4%

The increase in direct cost of contracts for the six months ended June 30, 2024 when compared to the corresponding period last year, was primarily due to an increase of $425.9 million in our Federal Solutions segment and $118.5 million in our Critical Infrastructure segment. The increases for the six months ended June 30, 2024 compared to the corresponding period last year were primarily impacted by the factors noted above for both segments for the three months ended June 30, 2024.

Equity in (losses) earnings of unconsolidated joint ventures

	Three Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2024	June 30, 2023	Dollar	Percent
Equity in (losses) earnings of unconsolidated joint ventures	$(16,837)	$75	$(16,912)	22549.3%

Equity in losses of unconsolidated joint ventures increased $16.9 million for the three months ended June 30, 2024 compared to the corresponding period last year. Impacting equity in losses of unconsolidated joint ventures was a write-down of $22.4 million related to Parsons' participation in a design build joint venture. This compares to $7.0 million in write-downs from joint ventures for the three months ended June 30, 2023. The write-downs from joint ventures were partially offset by improved results in certain other joint ventures.

	Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2024	June 30, 2023	Dollar	Percent
Equity in losses of unconsolidated joint ventures	$(18,897)	$(5,765)	$(13,132)	227.8%

The increase in equity in losses of unconsolidated joint ventures for the six months ended June 30, 2024 compared to the corresponding period last year, was primarily due to write-downs of $30.8 million during the six months ended June 30, 2024 related to the joint venture discussed above. This compares to $11.3 million in write-downs from joint ventures for the six months ended June 30, 2023.The write-downs from joint ventures were offset by improved results in certain other joint ventures.

Selling, general and administrative expenses

	Three Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2024	June 30, 2023	Dollar	Percent
Selling, general and administrative expenses	$223,277	$211,897	$11,380	5.4%

As a percentage of revenue, SG&A decreased by 2.3% to 13.4% for the three months ended June 30, 2024 compared to 15.6% for the corresponding period last year.

	Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2024	June 30, 2023	Dollar	Percent
Selling, general and administrative expenses	$444,222	$411,205	$33,017	8.0%

As a percentage of revenue, SG&A decreased by 2.4% to 13.9% for the six months ended June 30, 2024 compared to 16.3% for the corresponding period last year.

Total other income (expense)

	Three Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2024	June 30, 2023	Dollar	Percent
Interest income	$3,825	$306	$3,519	1150.0%
Interest expense	(13,008)	(7,299)	(5,709)	78.2%
Other income (expense), net	895	543	352	64.8%
Total other income (expense)	$(8,288)	$(6,450)	$(1,838)	28.5%

	Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2024	June 30, 2023	Dollar	Percent
Interest income	$4,977	$1,099	$3,878	352.9%
Interest expense	(26,006)	(13,757)	(12,249)	89.0%
Loss on extinguishment of debt	(211,018)	-	(211,018)	-
Other income (expense), net	(2,431)	1,857	(4,288)	-230.9%
Total other income (expense)	$(234,478)	$(10,801)	$(223,677)	2070.9%

During the six months ended June 30, 2024, we paid $495.6 million in cash to repurchase $284.6 million aggregate principal amount of our Convertible Senior Notes due 2025 (the "Repurchase Transaction") concurrently with the offering of 2.625% Convertible Senior Notes due 2029. As a result of the Repurchase Transaction, we incurred a $211.0 million loss on debt extinguishment. The Repurchase Transaction is a partial repurchase of our Convertible Senior Notes due 2025. See “Note 10 – Debt and Credit Facilities,” for a further discussion of this transaction.

Interest income is related to interest earned on investments in government money funds. The increase in interest income for the three and six months ended June 30, 2024 is from higher cash balances held and increased interest rates compared to the corresponding periods last year.

Interest expense for the three and six months ended June 30, 2024 is primarily due to debt related to our Convertible Senior Notes and Delayed Draw Term Loan. The increase in interest expense during the three months ended June 30, 2024 compared to the corresponding periods last year is primarily related to an increase in debt balances. The increase in interest expense for the six months ended June 30, 2024, compared to the corresponding period last year is primarily related to an increase in debt balances and a $3.2 million charge from the acceleration of the amortization of debt issuance costs associated with the partial repurchase of the 0.25% Convertible Senior Notes due 2025 discussed above.

The amounts in other income (expense), net for the three months ended June 30, 2024 are primarily related to transaction gains and losses on foreign currency transactions and sublease income and for the six months ended June 30, 2024 are primarily related to transaction gains and losses on foreign currency transactions, sublease income, and a change in the estimated fair value of contingent consideration.

Income tax (benefit) expense

	Three Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2024	June 30, 2023	Dollar	Percent
Income tax expense	$22,415	$15,223	$7,192	47.2%

The Company’s effective tax rate was 21.7% and 21.8% and income tax expense was $22.4 million and $15.2 million for the three months ended June 30, 2024 and June 30, 2023, respectively. The increase in tax expense for the three months ended June 30, 2024 compared to the corresponding period last year was due primarily to the tax impact of an increase in pre-tax income, an increased valuation allowance against deferred tax assets, and an increase in executive compensation subject to Section 162(m), partially offset by the increase in the foreign-derived intangible income (FDII) deduction.

	Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2024	June 30, 2023	Dollar	Percent
Income tax (benefit) expense	$(9,819)	$26,726	$(36,545)	-136.7%

The Company’s effective income tax rate (benefit) was 46.3% for the six months ended June 30, 2024 and the effective tax rate was 22.9% for the six months ended June 30, 2023. Income tax benefit was $9.8 million for the six months ended June 30, 2024 and income tax expense was $26.7 million for the six months ended June 30, 2023. The decrease in tax expense for the six months ended June 30, 2024 compared to the corresponding period last year was due primarily to the tax benefit resulting from the $211 million loss in partially unwinding Convertible Senior Notes during the first quarter 2024.

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests:

	Three Months Ended		Six Months Ended
(U.S. dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$102,781	$85,640	$195,322	$141,788
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	35,612	20,936	68,575	45,293
Adjusted EBITDA attributable to noncontrolling interests	11,837	11,730	27,426	21,616
Total Adjusted EBITDA	$150,230	$118,306	$291,323	$208,697

Federal Solutions

	Three Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2024	June 30, 2023	Dollar	Percent
Revenue	$988,603	$762,797	$225,806	29.6%
Adjusted EBITDA attributable to Parsons Corporation	$102,781	$85,640	$17,141	20.0%

The increase in Federal Solutions revenue for the three months ended June 30, 2024 compared to the corresponding period last year was primarily related to organic growth of 27% and $16.9 million from business acquisitions. Organic growth was due primarily from the ramp up of recent awards and growth on a significant contract. Revenue for the three months ended June 30, 2023 included incentive fees on two contracts of approximately $20 million that did not reoccur for the three months ended June 30, 2024.

The increase in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the three months ended June 30, 2024 compared to the corresponding period last year was primarily due to the factors impacting revenue discussed above and a reduction in selling general, and administrative expenses as a percentage of revenue for the three months ended June 30, 2024 compared to the corresponding period last year.

	Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2024	June 30, 2023	Dollar	Percent
Revenue	$1,898,211	$1,397,343	$500,868	35.8%
Adjusted EBITDA attributable to Parsons Corporation	$195,322	$141,788	$53,534	37.8%

The increase in Federal Solutions revenue for the six months ended June 30, 2024 compared to the corresponding period last year was primarily related to organic growth of 33% and $33.8 million from business acquisitions. The increase in revenue for the six months ended June 30, 2024 compared to the corresponding period last year was primarily due to the factors impacting revenue discussed above for the three months ended June 30, 2024.

The increase in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the six months ended June 30, 2024 compared to the corresponding period last year was primarily due to the factors discussed above for Adjusted EBITDA attributable to Parsons Corporation for the three months ended June 30, 2024.

Critical Infrastructure

	Three Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2024	June 30, 2023	Dollar	Percent
Revenue	$681,864	$593,689	$88,175	14.9%
Adjusted EBITDA attributable to Parsons Corporation	$35,612	$20,936	$14,676	70.1%

The increase in Critical Infrastructure revenue for the three months ended June 30, 2024 compared to the corresponding periods last year was primarily related to organic growth of 15%. Organic growth was primarily due to an increase in business volume from existing contracts and ramping up of recent awards.

The increase in Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation for the three months ended June 30, 2024 compared to the corresponding period last year was primarily due to the revenue impacts discussed above and a reduction in selling general, and administrative expenses as a percentage of revenue for the three months ended June 30, 2024 compared to the corresponding period last year. Offsetting these increases were write-downs in equity in losses from unconsolidated joint ventures.

	Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2024	June 30, 2023	Dollar	Percent
Revenue	$1,307,932	$1,132,609	$175,323	15.5%
Adjusted EBITDA attributable to Parsons Corporation	$68,575	$45,293	$23,282	51.4%

The increase in Critical Infrastructure revenue for the six months ended June 30, 2024 compared to the corresponding period last year was primarily related to organic growth of 15% and $7.1 million from business acquisitions.

The increase in Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation for the six months ended June 30, 2024 compared to the corresponding period last year was primarily due to the factors discussed above for Adjusted EBITDA above for the three months ended June 30, 2024.

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

As of June 30, 2024, we believe we have adequate liquidity and capital resources to fund our operations, support our debt service and our ongoing acquisition strategy for at least the next twelve months based on the liquidity from cash provided by our operating activities, cash and cash equivalents on-hand and our borrowing capacity under our Revolving Credit Facility. Management continually monitors debt maturities to strategically execute optimal terms and ensure appropriate levels of working capital liquidity are maintained for the company.

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

Accounts receivable is the principal component of our working capital and includes billed and unbilled amounts. The total amount of our accounts receivable can vary significantly over time but is generally sensitive to revenue levels. We experience delays in collections from time to time from Middle East customers. Net days sales outstanding, which we refer to as Net DSO, is calculated by dividing (i) (accounts receivable plus contract assets) less (contract liabilities plus accounts payable) by (ii) average revenue per day (calculated by dividing trailing twelve months revenue by the number of days in that period). We focus on collecting outstanding receivables to reduce Net DSO and working capital. Net DSO was 60 days at June 30, 2024 down from 76 days at June 30, 2023. Our working capital (current assets less current liabilities) was $1.1 billion at June 30, 2024 and $726.6 million at December 31, 2023.

Our cash and cash equivalents increased by $255.5 million to $528.5 million at June 30, 2024 from $272.9 million at December 31, 2023.

The following table summarizes our sources and uses of cash over the periods presented (in thousands):

	Six Months Ended
	June 30, 2024	June 30, 2023
Net cash provided by operating activities	$97,807	$13,986
Net cash used in investing activities	(88,715)	(84,218)
Net cash provided by (used in) financing activities	247,065	(14,185)
Effect of exchange rate changes	(638)	467
Net increase (decrease) in cash and cash equivalents	$255,519	$(83,950)

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

Net cash provided by operating activities increased $83.8 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The primary driver of the increase in cash flows provided by operating activities was an $142.8 million increase in net income after adjusting for non-cash items and debt extinguishment offset by an increase in cash outflows from our working capital accounts of $50.8 million (primarily from accounts payable, accrued expenses and other current liabilities, contract liabilities, and income taxes partially offset by accounts receivable, contract assets and prepaid expenses and other assets).

Investing Activities

Net cash used in investing activities consists primarily of cash flows associated with capital expenditures, joint ventures and business acquisitions.

Net cash used in investing activities increased $4.5 million for the six months ended June 30, 2024, when compared to the six months ended June 30, 2023. This change was primarily driven by a $45.5 million increase in investments in unconsolidated joint ventures offset by substantially no payments for acquisitions, net of cash acquired for the six months ended June 30, 2024 compared to $42.3 million in payments for acquisitions, net of cash acquired for the six months ended June 30, 2023.

Financing Activities

Net cash (used in) provided by financing activities is primarily associated with proceeds from debt, the repayment thereof, and distributions to noncontrolling interests.

Net cash provided by financing activities increased $261.3 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The change in cash flows from financing activities is primarily driven by net cash inflows from our convertible bond transactions which generated $287.4 million in cash. See “Note 10 – Debt and Credit Facilities,” for a further discussion of these transactions.

Letters of Credit

We have in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated to $303.6 million as of June 30, 2024. Letters of credit outstanding under the Credit Agreement total $43.0 million as of June 30, 2024.

Recent Accounting Pronouncements

See the information set forth in “Note 3—New Accounting Pronouncements” in the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of June 30, 2024, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate risks related to the Company’s Revolving Credit Facility and Delayed Draw
Term Loan.

As of June 30, 2024, there were no amounts outstanding under the Revolving Credit Facility. Borrowings under the Credit Facility effective June 2021 bear interest at either the Term SOFR rate plus a margin between 1.0% and 1.625%, or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%, both based on the leverage ratio of the Company at the end of each quarter. The rates on June 30, 2024 and December 31, 2023 were both 6.7%.

As of June 30, 2024, there was $350.0 million outstanding under the Delayed Draw Term Loan.
Borrowings under the 2022 Delayed Draw Term Loan Agreement will bear interest at either an adjusted Term
SOFR benchmark rate plus a margin between 0.875% and 1.500% or a base rate plus a margin of between 0%
and 0.500% and will initially bear interest at the middle of this range. The Company will pay a ticking fee on unused term loan commitments at a rate of 0.175% commencing with the date that is ninety (90) days after the
Closing Date. The interest rate at June 30, 2024 and December 31, 2023 were both 6.6%.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures

Our management carried out, as of June 30, 2024, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2024, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On August 9, 2021, the Company’s Board of Directors authorized the Company to acquire a number of shares of Common Stock having an aggregate market value of not greater than $100 million from time to time, commencing on August 12, 2021. The Board amended this authorization in August 2022 to remove the prior expiration date and grant executive leadership the discretion to determine the price for such share repurchases. The Board further amended this authorization in February 2024 to restore the repurchase capacity to $100 million and removed the $25 million quarterly cap on such repurchases.

At the time of the February 2024 authorization, the Company had repurchased shares with an aggregated market value (including fees) of $54.7 million. The aggregate market value of shares of Common Stock the Company is authorized to acquire, from both the August 2021 and February 2024 authorizations, is not greater than $154.7 million.

As of June 30, 2024, the Company has $90 million remaining under the stock repurchase program.

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

As of June 30, 2024, the Company has spent $64.7 million (which includes commissions paid of $31.2 thousand)
repurchasing 1,557,529 shares of Common Stock (all of which have been retired) at an average price of $41.54 per share.

The following table presents the Company's purchases of equity securities for the three months ended June 30, 2024.

Period	(a) Total number of shares (or units purchased)	(b) Average price paid per share (or unit) (1)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans programs
April 1 to 30, 2024	-	$-	-	$100,000,000
May 1 to 31, 2024	63,375	78.8931	63,375	95,000,148
June 1 to 30, 2024	67,678	73.8782	67,678	90,000,219
Total	131,053	$76.3033	131,053	$90,000,219

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

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Tenth Amendment To The Parsons Corporation Retirement Savings Plan (2017 Amendment and Restatement)

10.2*	Seventh Amendment To The Parsons Employee Stock Ownership Plan 2019 Amendment and Restatement

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parsons Corporation

Date: July 31, 2024	By:	/s/ Matthew M. Ofilos
Matthew M. Ofilos
Chief Financial Officer
(Principal Financial Officer)