Form 10-Q
period 2024-09-30
PARSONS CORP
filed 2024-10-30
CIK 275880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 21, 2024, the registrant had 106,189,949 shares of common stock, $1.00 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents (including $132,662 and $128,761 Cash of consolidated joint ventures)	$558,823	$272,943
Accounts receivable, net (including $348,892 and $274,846 Accounts receivable of consolidated joint ventures, net)	1,034,976	915,638
Contract assets (including $6,260 and $11,096 Contract assets of consolidated joint ventures)	790,001	757,515
Prepaid expenses and other current assets (including $15,284 and $11,929 Prepaid expenses and other current assets of consolidated joint ventures)	170,858	191,430
Total current assets	2,554,658	2,137,526

Property and equipment, net (including $3,235 and $3,274 Property and equipment of consolidated joint ventures, net)	101,193	98,957
Right of use assets, operating leases (including $6,879 and $9,885 Right of use assets, operating leases of consolidated joint ventures)	135,367	159,211
Goodwill	1,931,157	1,792,665
Investments in and advances to unconsolidated joint ventures	194,524	128,204
Intangible assets, net	307,952	275,566
Deferred tax assets	163,539	140,162
Other noncurrent assets	54,952	71,770
Total assets	$5,443,342	$4,804,061

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable (including $65,426 and $49,234 Accounts payable of consolidated joint ventures)	$300,217	$242,821
Accrued expenses and other current liabilities (including $173,190 and $145,040 Accrued expenses and other current liabilities of consolidated joint ventures)	876,583	801,423
Contract liabilities (including $64,899 and $61,234 Contract liabilities of consolidated joint ventures)	300,799	301,107
Short-term lease liabilities, operating leases (including $3,962 and $4,753 Short-term lease liabilities, operating leases of consolidated joint ventures)	51,971	58,556
Income taxes payable	4,556	6,977
Short-term debt	115,428	-
Total current liabilities	1,649,554	1,410,884

Long-term employee incentives	27,553	22,924
Long-term debt	1,132,980	745,963
Long-term lease liabilities, operating leases (including $2,916 and $5,132 Long-term lease liabilities, operating leases of consolidated joint ventures)	97,838	117,505
Deferred tax liabilities	27,931	9,775
Other long-term liabilities	93,055	120,295
Total liabilities	3,028,911	2,427,346
Contingencies (Note 12)
Shareholders' equity:
Common stock, $1 par value; authorized 1,000,000,000 shares; 146,703,583 and 146,341,363 shares issued; 51,357,743 and 45,960,122 public shares outstanding; 54,831,932 and 59,879,857 ESOP shares outstanding	146,703	146,341
Treasury stock, 40,501,385 shares at cost	(827,311)	(827,311)
Additional paid-in capital	2,781,868	2,779,365
Retained earnings	227,334	203,724
Accumulated other comprehensive loss	(16,142)	(14,908)
Total Parsons Corporation shareholders' equity	2,312,452	2,287,211
Noncontrolling interests	101,979	89,504
Total shareholders' equity	2,414,431	2,376,715
Total liabilities and shareholders' equity	5,443,342	4,804,061

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Loss)

(In thousands, except per share information)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue	$1,810,116	$1,418,571	$5,016,259	$3,948,523
Direct cost of contracts	1,449,831	1,124,305	3,979,589	3,109,713
Equity in (losses) earnings of unconsolidated joint ventures	872	10,262	(18,025)	4,497
Selling, general and administrative expenses	246,169	221,188	690,391	632,393
Operating income	114,988	83,340	328,254	210,914
Interest income	4,232	492	9,209	1,591
Interest expense	(13,034)	(8,612)	(39,040)	(22,369)
Loss on extinguishment of debt	-	-	(211,018)	-
Other income (expense), net	1,921	(191)	(510)	1,666
Total other income (expense)	(6,881)	(8,311)	(241,359)	(19,112)
Income before income tax expense	108,107	75,029	86,895	191,802
Income tax expense	(22,518)	(15,218)	(12,699)	(41,944)
Net income including noncontrolling interests	85,589	59,811	74,196	149,858
Net income attributable to noncontrolling interests	(13,638)	(12,364)	(40,428)	(33,617)
Net income attributable to Parsons Corporation	$71,951	$47,447	$33,768	$116,241
Earnings per share:
Basic	$0.68	$0.45	$0.32	$1.11
Diluted	$0.65	$0.42	$0.31	$1.03

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income including noncontrolling interests	$85,589	$59,811	$74,196	$149,858
Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	2,977	(1,929)	(1,195)	1,046
Pension adjustments, net of tax	23	(11)	(24)	6
Comprehensive income including noncontrolling interests, net of tax	88,589	57,871	72,977	150,910
Comprehensive income attributable to noncontrolling interests, net of tax	(13,641)	(12,361)	(40,443)	(33,617)
Comprehensive income attributable to Parsons Corporation, net of tax	$74,948	$45,510	$32,534	$117,293

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net income including noncontrolling interests	$74,196	$149,858
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	73,513	87,202
Amortization of debt issue costs	6,563	2,124
Loss (gain) on disposal of property and equipment	573	(27)
Loss on extinguishment of debt	211,018	-
Provision for doubtful accounts	-	91
Deferred taxes	(1,015)	(8,205)
Foreign currency transaction gains and losses	898	1,479
Equity in losses (earnings) of unconsolidated joint ventures	18,025	(4,497)
Return on investments in unconsolidated joint ventures	31,770	30,328
Stock-based compensation	39,960	23,872
Contributions of treasury stock	43,372	44,072
Changes in assets and liabilities, net of acquisitions and consolidated joint ventures:
Accounts receivable	(116,468)	(168,964)
Contract assets	(29,597)	(120,414)
Prepaid expenses and other assets	32,884	(40,470)
Accounts payable	56,665	48,294
Accrued expenses and other current liabilities	25,654	93,263
Contract liabilities	343	61,503
Income taxes	(48,912)	17,395
Other long-term liabilities	(22,602)	662
Net cash provided by operating activities	396,840	217,566
Cash flows from investing activities:
Capital expenditures	(30,446)	(30,877)
Proceeds from sale of property and equipment	128	274
Payments for acquisitions, net of cash acquired	(198,875)	(215,497)
Investments in unconsolidated joint ventures	(115,446)	(81,598)
Return of investments in unconsolidated joint ventures	25	72
Proceeds from sales of investments in unconsolidated joint ventures	-	381
Net cash used in investing activities	(344,614)	(327,245)
Cash flows from financing activities:
Proceeds from borrowings under credit agreement	153,200	511,500
Repayments of borrowings under credit agreement	(153,200)	(436,500)
Proceeds from issuance of convertible notes due 2029	800,000	-
Repurchases of convertible notes due 2025	(495,590)	-
Payments for debt issuance costs	(19,185)	-
Contributions by noncontrolling interests	1,038	1,537
Distributions to noncontrolling interests	(29,006)	(12,156)
Repurchases of common stock	(10,000)	(8,000)
Taxes paid on vested stock	(19,228)	(6,941)
Capped call transactions	(88,400)	-
Bond hedge termination	195,549	-
Redemption of warrants	(104,952)	-
Proceeds from issuance of common stock	3,740	2,940
Net cash provided by financing activities	233,966	52,380
Effect of exchange rate changes	(312)	166
Net increase (decrease) in cash, cash equivalents, and restricted cash	285,880	(57,133)
Cash, cash equivalents and restricted cash:
Beginning of year	272,943	262,539
End of period	$558,823	$205,406

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended September 30, 2024 and September 30, 2023

(In thousands)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Parsons Equity	Noncontrolling Interests	Total
Balance at June 30, 2024	$146,697	$(827,311)	$2,762,728	$155,535	$(19,139)	$2,218,510	$101,134	$2,319,644
Comprehensive income
Net income	-	-	-	71,951	-	71,951	13,638	85,589
Foreign currency translation gain, net	-	-	-	-	2,974	2,974	3	2,977
Pension adjustments, net	-	-	-	-	23	23	-	23
Contributions	-	-	-	-	-	-	961	961
Distributions	-	-	-	-	-	-	(13,757)	(13,757)
Issuance of equity securities, net of retirements	6	-	(145)	(152)	-	(291)	-	(291)
Stock-based compensation	-	-	19,285	-	-	19,285	-	19,285
Balance at September 30, 2024	$146,703	$(827,311)	$2,781,868	$227,334	$(16,142)	$2,312,452	$101,979	$2,414,431

Balance at June 30, 2023	$146,312	$(844,936)	$2,721,402	$111,513	$(14,860)	$2,119,431	$71,335	$2,190,766
Comprehensive income
Net income	-	-	-	47,447	-	47,447	12,364	59,811
Foreign currency translation loss, net	-	-	-	-	(1,926)	(1,926)	(3)	(1,929)
Pension adjustments, net	-	-	-	-	(11)	(11)	-	(11)
Distributions	-	-	-	-	-	-	(9,669)	(9,669)
Issuance of equity securities, net of retirements	6	-	(90)	(15)	-	(99)	-	(99)
Stock-based compensation	-	-	7,894	-	-	7,894	-	7,894
Balance at September 30, 2023	$146,318	$(844,936)	$2,729,206	$158,945	$(16,797)	$2,172,736	$75,364	$2,248,100

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2024 and September 30, 2023

(In thousands)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Parsons Equity	Noncontrolling Interests	Total
Balance at December 31, 2023	$146,341	$(827,311)	$2,779,365	$203,724	$(14,908)	$2,287,211	$89,504	$2,376,715
Comprehensive income
Net income	-	-		33,768		33,768	40,428	74,196
Foreign currency translation gain, net	-	-			(1,210)	(1,210)	15	(1,195)
Pension adjustments, net	-	-			(24)	(24)		(24)
Contributions	-	-				-	1,038	1,038
Distributions	-	-				-	(29,006)	(29,006)
Capped call transactions	-	-	(66,121)			(66,121)		(66,121)
Repurchase of warrants	-	-	(104,952)			(104,952)		(104,952)
Bond hedge termination	-	-	149,308			149,308		149,308
Issuance of equity securities, net of retirement	493	-	(5,823)	(10,158)		(15,488)		(15,488)
Repurchases of common stock	(131)	-	(9,869)			(10,000)		(10,000)
Stock-based compensation		-	39,960			39,960		39,960
Balance at September 30, 2024	$146,703	$(827,311)	$2,781,868	$227,334	$(16,142)	$2,312,452	$101,979	$2,414,431

Balance at December 31, 2022	$146,132	$(844,936)	$2,717,134	$43,089	$(17,849)	$2,043,570	$52,365	$2,095,935
Comprehensive income
Net income	-	-	-	116,241	-	116,241	33,617	149,858
Foreign currency translation loss, net	-	-	-	-	1,046	1,046	-	1,046
Pension adjustments, net	-	-	-	-	6	6	-	6
Contributions	-	-	-	-	-	-	1,538	1,538
Distributions	-	-	-	-	-	-	(12,156)	(12,156)
Issuance of equity securities, net of retirement	371	-	(3,985)	(385)	-	(3,999)	-	(3,999)
Repurchases of common stock	(185)	-	(7,815)	-	-	(8,000)		(8,000)
Stock-based compensation	-	-	23,872	-	-	23,872	-	23,872
Balance at September 30, 2023	$146,318	$(844,936)	$2,729,206	$158,945	$(16,797)	$2,172,736	$75,364	$2,248,100

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

3.
New Accounting Pronouncements

In the fourth quarter of 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2023-09, "Income Taxes (Topic 740)" ("ASU 2023-09"). ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024.

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

4.
Acquisitions

BlackSignal Technologies, LLC.

On August 16, 2024, the Company acquired a 100% ownership interest in BlackSignal Technologies, LLC, ("BlackSignal") a privately-owned company, for $203.8 million from cash on hand. Headquartered in Chantilly, Virginia, BlackSignal is a next-generation digital signal processing, electronic warfare, and cyber security provider built to counter near peer threats. Parsons believes that the acquisition will expand Parsons' customer base across the Department of Defense and Intelligence Community and significantly strengthen Parsons' positioning within cyber warfare, while adding new capabilities in the counterspace radio frequency domain. In connection with this acquisition, the Company recognized $2.5 million and $2.8 million of acquisition-related expenses in “Selling, general and administrative expense” in the consolidated statements of income for the three and nine months ended September 30, 2024, respectively, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on the purchase price allocation as of the date of acquisition (in thousands):

Amount
Cash and cash equivalents	$4,917
Accounts receivable	5,171
Contract assets	3,209
Income taxes receivable	234
Prepaid expenses and other current assets	433
Right of use assets, operating leases	3,032
Property and Equipment	997
Goodwill	139,394
Intangible assets	73,200
Other assets	145
Accounts payable	(951)
Accrued expenses and other current liabilities	(4,793)
Short-term lease liabilities, operating leases	(593)
Deferred income taxes	(17,978)
Long-term lease liabilities, operating leases	(2,651)
Net assets acquired	$203,766

Of the total purchase price, the following values were preliminarily assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships	$33,000	14
Backlog	30,400	3
Developed technologies	4,900	5
Non-compete agreements	3,900	3
Other	$1,000	1

Amortization expense of $2.1 million, related to these intangible assets, was recorded for the three and nine months ended September 30, 2024. The entire value of goodwill was assigned to the Federal Solutions segment and represents synergies expected to be realized from this business combination. $14.3 million of goodwill is deductible for tax purposes.

The amount of revenue generated by BlackSignal and included within consolidated revenue is $6.7 million for the three and nine months ended September 30, 2024. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information

Supplemental information of unaudited pro forma operating results assuming the BlackSignal acquisition had been consummated as of the beginning of fiscal year 2023 (in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Pro forma Revenue	$1,816,364	$1,427,661	$5,048,235	$3,975,624
Pro forma Net Income including noncontrolling interests	85,937	53,798	65,618	130,233

The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflects the pro forma impact of additional amortization related to the fair value of acquired intangible assets, employee retention, and the pro forma impact of reflecting acquisition costs, which consisted of legal, advisory and due diligence fees and expenses as of the assumed acquisition date. This supplemental pro forma information has been prepared for informational purposes and does not purport to be indicative of what would have occurred had the acquisition been consummated during the periods for which pro forma information is presented.

I.S. Engineers, LLC

On October 31, 2023, the Company entered into a Membership Interest Purchase Agreement to acquire a 100% ownership interest in I.S. Engineers, LLC (“I.S. Engineers”), a privately-owned company, for $12.2 million in cash. Headquartered in Texas, I.S. Engineers provides full service consulting specializing in transportation engineering, including roads and highways, and program management. The acquisition was entirely funded by cash on-hand. In connection with this acquisition, the Company recognized $0.3 million of acquisition related “Selling, general and administrative expense” in the consolidated statements of income for the year ended December 31, 2023, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition. The Company allocated the purchase price to the appropriate classes of tangible assets and liabilities and assigned the excess of $11.9 million entirely to goodwill. The entire value of goodwill was assigned to the Critical Infrastructure segment and represents synergies expected to be realized from this business combination. No goodwill is deductible for income tax purposes.

Sealing Technologies, Inc.

On August 23, 2023, the Company acquired a 100% ownership interest in Sealing Technologies, Inc (“SealingTech”), a privately-owned company, for $176.0 million in cash and up to an additional $25 million in the event an earn out revenue target is exceeded. The Company borrowed $175 million under the Credit Agreement to fund the acquisition. Headquartered in Maryland, SealingTech expands Parsons’ customer base across the Department of Defense and Intelligence Community, and further enhances the Company’s capabilities in defensive cyber operations; integrated mission-solutions powered by artificial intelligence (AI) and machine learning (ML); edge computing and edge access modernization; critical infrastructure protection; and secure data management. In connection with this acquisition, the Company recognized $3.3 million of acquisition-related expenses in “Selling, general and administrative expense” in the consolidated statements of income for the three and nine months ended September 30, 2023, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition.

The Company has agreed to pay the selling shareholders up to an additional $25 million in the event an earn out revenue target of $110 million is exceeded during the fiscal year ended December 31, 2024. The earn out payment due and payable by the Company to the selling shareholders shall be equal to (i) five-tenths (0.5), multiplied by (ii) the difference of (A) the actual earn out revenue minus (B) the earn out revenue target; provided, however, that in no event shall the earn out payment exceed $25 million. In the event that the earn out revenue is less than or equal to the earn out revenue target, the earn out payment shall be zero. The earn out payment, if any, shall be paid by the Company to the selling shareholders within 15 days following the date the earn out statement becomes final and binding on both parties. The fair value of the earn out (contingent consideration in the table below) was calculated using a Black-Scholes model. See “Note 16—Fair Value of Financial Instruments” for further information on how the fair value of contingent consideration is determined.

The following table summarizes the acquisition date fair value of the purchase consideration transferred (in thousands):

Amount
Cash paid at closing	$176,028
Fair value of contingent consideration to be achieved	3,231
Total purchase price	$179,259

The estimated fair value of the SealingTech contingent consideration as of September 30, 2024 was $4.1 million, a $1.8 million increase from the estimated fair value as of December 31, 2023. Changes in the estimated fair value are recorded to "other income (expense), net" in the consolidated financial statements.

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

Amortization expense of $3.2 million and $9.8 million related to these intangible assets was recorded for the three and nine months ended September 30, 2024, respectively and $1.5 million for the three and nine months ended September 30, 2023. The entire value of goodwill was assigned to the Federal Solutions segment and represents synergies expected to be realized from this business combination. The entire value of goodwill is deductible for tax purposes.

The amount of revenue generated by SealingTech and included within consolidated revenue is $40.1 million and $74.0 million for the three and nine months ended September 30, 2024, respectively and $18.4 million for the three and nine months ended September 30, 2023. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information

Supplemental information of unaudited pro forma operating results assuming the SealingTech acquisition had been consummated as of the beginning of fiscal year 2022 (in thousands) is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Pro forma Revenue	$1,450,376	$4,030,873
Pro forma Net Income including noncontrolling interests	65,350	158,775

The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflects the pro forma impact of additional amortization related to the fair value of acquired intangible assets, employee retention, the pro forma impact of reflecting acquisition costs, which consisted of legal, advisory and due diligence fees and expenses, employee retention, and the additional pro forma interest expense related to the borrowings under the credit agreement as of the assumed acquisition date. This supplemental pro forma information has been prepared for informational purposes and does not purport to be indicative of what would have occurred had the acquisition been consummated during the periods for which pro forma information is presented.

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

Amortization expense of $0.4 million and $1.2 million related to these intangible assets was recorded for the three and nine months ended September 30, 2024, respectively and $0.5 million and $0.9 million for the three and nine months ended September 30, 2023, respectively. The entire value of goodwill was assigned to the Critical Infrastructure segment and represents synergies expected to be realized from this business combination. $0.9 million of goodwill is deductible for tax purposes.

The amount of revenue generated by IPKeys and included within consolidated revenue is $3.5 million and $6.1 million for the three and nine months ended September 30, 2023, respectively. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information

Supplemental information of unaudited pro forma operating results assuming the IPKeys acquisition had been consummated as of the beginning of fiscal year 2022 (in thousands) is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Pro forma Revenue	$1,418,571	$3,951,378
Pro forma Net Income including noncontrolling interests	60,455	152,258

The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflects the pro forma impact of additional amortization related to the fair value of acquired intangible assets, the pro forma impact of reflecting acquisition costs, which consisted of legal, advisory and due diligence fees and expenses, and the additional pro forma interest expense related to the borrowings under the credit agreement as of the assumed acquisition date. This supplemental pro forma information has been prepared for informational purposes and does not purport to be indicative of what would have occurred had the acquisition been consummated during the periods for which pro forma information is presented.

5.
Contracts with Customers

Disaggregation of Revenue

The Company’s contracts contain both fixed-price and cost reimbursable components. Contract types are based on the component that represents the majority of the contract. The following table presents revenue disaggregated by contract type (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Fixed-price	$790,820	$452,606	$2,129,274	$1,233,712
Time-and-Materials	354,114	355,689	1,052,040	998,037
Cost-plus	665,182	610,276	1,834,945	1,716,774
Total	$1,810,116	$1,418,571	$5,016,259	$3,948,523

See “Note 18 – Segments Information” for the Company’s revenues by business lines.

Contract Assets and Contract Liabilities

Contract assets and contract liabilities balances at September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024	December 31, 2023	$ change	% change
Contract assets	$790,001	$757,515	$32,486	4.3%
Contract liabilities	300,799	301,107	(308)	-0.1%
Net contract assets (liabilities) (1)	$489,202	$456,408	$32,794	7.2%

(1)
Total contract retentions included in net contract assets (liabilities) were $82.5 million as of September 30, 2024, of which $33.5 million are not expected to be paid in the next 12 months. Total contract retentions included in net contract assets (liabilities) were $73.8 million as of December 31, 2023. Contract assets at September 30, 2024 and December 31, 2023 include $69.2 million and $109.5 million, respectively, related to net claim recoveries. There was a $21.6 million loss recognized for the three and nine months ended September 30, 2024 and no material losses recognized for the three and nine months ended September 30, 2023, related to the collectability of claims.

During the three months ended September 30, 2024 and September 30, 2023, the Company recognized revenue of $10.7 million and $8.9 million, respectively, and $179.9 million and $116.6 million during the nine months ended September 30, 2024 and September 30, 2023, respectively that was included in the corresponding contract liability balances at December 31, 2023 and December 31, 2022, respectively. Certain changes in contract assets and contract liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Acquired contract assets	$3,209	$2,715
Acquired contract liabilities	-	3,155

There was no significant impairment of contract assets recognized during the three and nine months ended September 30, 2024 and September 30, 2023.

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

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue impact, net	$(21,626)	$-	$(35,129)	$4,748

Certain financial statement impacts from revisions in estimates were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating income (loss)	$(23,520)	$-	$(37,023)	$(3,079)
Net income (loss)	(17,569)	-	(27,656)	(2,291)
Diluted income (loss) per share	$(0.16)	$-	$(0.26)	$(0.02)

The amounts in the table above include changes in estimates related to direct costs of contracts of $1.9 million for both the three and nine months ended September 30, 2024 and $6.4 million for the nine months ended September 30, 2023, related to write-downs on a contract in the Critical Infrastructure segment.

Accounts Receivable, net

Accounts receivable, net consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	2024	2023
Billed	$617,761	$646,375
Unbilled	421,101	273,215
Total accounts receivable, gross	1,038,862	919,590
Allowance for doubtful accounts	(3,886)	(3,952)
Total accounts receivable, net	$1,034,976	$915,638

Billed accounts receivable represents amounts billed to clients that have not been collected. Unbilled accounts receivable represents amounts where the Company has a present contractual right to bill but an invoice has not been issued to the customer at the period-end date. Receivables from contracts with the U.S. federal government and its agencies were 16% and 18% as of September 30, 2024 and December 31, 2023, respectively.

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

Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations (“RUPO”) as of September 30, 2024 represent a measure of the total dollar value of work to be performed on contracts awarded and in-progress. The Company had $6.7 billion in RUPO as of September 30, 2024.

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

The Company expects to satisfy its RUPO as of September 30, 2024 over the following periods (in thousands):

Period RUPO Will Be Satisfied	Within One Year	Within One to Two Years	Thereafter
Federal Solutions	$1,870,032	$543,038	$207,797
Critical Infrastructure	1,983,920	1,085,300	969,038
Total	$3,853,951	$1,628,338	$1,176,834

6.
Leases

The Company has operating and finance leases for corporate and project office spaces, vehicles, heavy machinery and office equipment. Our leases have remaining lease terms of one year to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases after the third year.

The components of lease costs for the three and nine months ended September 30, 2024 and September 30, 2023 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating lease cost	$16,022	$16,885	$49,584	$50,639
Short-term lease cost	4,480	2,823	11,912	9,882
Amortization of right-of-use assets	923	718	2,535	1,904
Interest on lease liabilities	115	73	313	171
Sublease income	(1,008)	(1,186)	(3,246)	(3,549)
Total lease cost	$20,532	$19,313	$61,098	$59,047

Supplemental cash flow information related to leases for the nine months ended September 30, 2024 and September 30, 2023 is as follows (in thousands):

	Nine Months Ended
	September 30, 2024	September 30, 2023
Operating cash flows for operating leases	$51,013	$53,040
Operating cash flows for finance leases	313	171
Financing cash flows from finance leases	2,419	1,865
Right-of-use assets obtained in exchange for new operating lease liabilities	15,633	48,430
Right-of-use assets obtained in exchange for new finance lease liabilities	$4,003	$4,470

Supplemental balance sheet and other information related to leases as of September 30, 2024 and December 31, 2023 are as follows (in thousands):

	September 30, 2024	December 31, 2023
Operating Leases:
Right-of-use assets	$135,367	$159,211
Lease liabilities:
Current	51,971	58,556
Long-term	97,838	117,505
Total operating lease liabilities	$149,809	$176,061
Finance Leases:
Other noncurrent assets	$9,292	$7,779
Accrued expenses and other current liabilities	$3,442	$2,682
Other long-term liabilities	$6,042	$5,129

Weighted Average Remaining Lease Term:
Operating leases	3.7 Years	3.9 years
Finance leases	3 Years	3.1 years
Weighted Average Discount Rate:
Operating leases	4.4%	4.2%
Finance leases	4.9%	4.6%

As of September 30, 2024, the Company has no operating leases that have not yet commenced.

A maturity analysis of the future undiscounted cash flows associated with the Company’s operating and finance lease liabilities as of September 30, 2024 is as follows (in thousands):

	Operating Leases	Finance Leases
2024 (remaining)	$15,966	$1,006
2025	53,485	3,642
2026	36,703	2,985
2027	23,116	1,803
2028	18,182	718
Thereafter	14,748	38
Total lease payments	162,200	10,192
Less: imputed interest	(12,391)	(708)
Total present value of lease liabilities	$149,809	$9,484

7.
Goodwill

The following table summarizes the changes in the carrying value of goodwill by reporting segment from December 31, 2023 to September 30, 2024 (in thousands):

	December 31, 2023	Acquisitions	Foreign Exchange	September 30, 2024
Federal Solutions	$1,686,901	$139,394	$-	$1,826,295
Critical Infrastructure	105,764	-	(902)	104,862
Total	$1,792,665	$139,394	$(902)	$1,931,157

The Company performed a triggering analysis and determined there was no triggering event indicating a potential impairment to the carrying value of its goodwill at September 30, 2024 and concluded there has not been an impairment.

8.
Intangible Assets

The gross amount and accumulated amortization of intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets are as follows (in thousands except for years):

	September 30, 2024			December 31, 2023			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (in years)
Backlog	$139,968	$(44,857)	$95,111	$130,000	$(45,964)	$84,036	4.2
Customer relationships	322,962	(133,326)	189,636	297,120	(124,194)	172,926	11.7
Leases	-	-	-	120	(106)	14	-
Developed technology	22,900	(6,243)	16,657	31,600	(15,823)	15,777	4.6
Trade name	1,000	(125)	875	1,000	(417)	583	1.0
Non-compete agreements	4,400	(552)	3,848	1,500	(1,097)	403	3.0
In process research and development	1,800	-	1,800	1,800	-	1,800	n/a
Other intangibles	25	-	25	375	(348)	27	n/a
Total intangible assets	$493,055	$(185,103)	$307,952	$463,515	$(187,949)	$275,566

The aggregate amortization expense of intangible assets for the three months ended September 30, 2024 and September 30, 2023 was $13.3 million and $18.8 million, respectively and $40.8 million and $54.9 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.

Estimated amortization expense for the remainder of the current fiscal year and in each of the next four years and beyond is as follows (in thousands):

September 30, 2024
2024	$15,189
2025	59,512
2026	52,462
2027	43,372
2028	27,478
Thereafter	108,114
Total	$306,127

9.
Property and Equipment, Net

Property and equipment consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023	Useful life (years)
Buildings and leasehold improvements	$103,124	$102,372	1-15
Furniture and equipment	82,533	84,244	3-10
Computer systems and equipment	172,069	168,926	3-10
Construction equipment	6,242	6,173	5-7
Construction in progress	25,227	21,030
	389,195	382,745
Accumulated depreciation	(288,002)	(283,788)
Property and equipment, net	$101,193	$98,957

Depreciation expense for the three months ended September 30, 2024 and September 30, 2023 was $9.5 million and $10.2 million, respectively and $28.0 million and $29.1 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.

10.
Debt and Credit Facilities

Debt consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Short-Term Debt:
Convertible senior notes due 2025	$115,428	$-

Long-Term Debt:
Delayed draw term loan	350,000	350,000
Convertible senior notes due 2025	-	400,000
Convertible senior notes due 2029	800,000	-
Revolving credit facility	-	-
Debt issuance costs	(17,020)	(4,037)
Total Long-Term Debt	1,132,980	745,963
Total Debt	$1,248,408	$745,963

Delayed Draw Term Loan

In September 2022, the Company entered into a $350 million unsecured Delayed Draw Term Loan with an increase option of up to $150 million (the “2022 Delayed Draw Term Loan”). Proceeds of the 2022 Delayed Draw Term Loan Agreement may be used (a) to pay off in full, or partially payoff, the Company’s existing Senior Notes, (b) to prepay revolving loans outstanding under the Revolving Credit Agreement (as defined below), or (c) for working capital, capital expenditures and other lawful corporate purposes. The Company drew $350.0 million from the 2022 Delayed Draw Term Loan in November 2022. The Company incurred $0.9 million of debt issuance costs in connection with the delayed draw term loan. These costs are presented as a direct deduction from long-term debt on the face of the balance sheet. Interest expense related to the Delayed Draw Term Loan for the three months ended September 30, 2024 and September 30, 2023 were $5.9 million and $5.9 million, respectively and $17.7 million and $16.6 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. The amortization of debt issuance costs and interest expense is recorded in “Interest expense” on the consolidated statements of income. As of September 30, 2024 and December 31, 2023, there was $350.0 million outstanding under the Delayed Draw Term Loan.

The 2022 Delayed Draw Term Loan has a three-year maturity and permits the Company to borrow in U.S. dollars. The 2022 Delayed Draw Term Loan does not require any amortization payments by the Company. Depending on the Company’s consolidated leverage ratio (or debt rating after such time as the Company has such rating), borrowings under the 2022 Delayed Draw Term Loan Agreement will bear interest at either an adjusted Term SOFR benchmark rate plus a margin between 0.875% and 1.500% or a base rate plus a margin of between 0% and 0.500% and will initially bear interest at the middle of this range. The Company will pay a ticking fee on unused term loan commitments at a rate of 0.175% commencing with the date that is ninety (90) days after the Closing Date. Amounts outstanding under the 2022 Delayed Draw Term Loan Agreement may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of benchmark rate loans. The interest rates on September 30, 2024 and December 31, 2023 were 6.1% and 6.6%, respectively.

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

The Company recognized interest expense of $0.1 million and $0.7 million for the three months ended September 30, 2024 and September 30, 2023, respectively and $3.8 million and $2.3 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. The net, carrying value of the Convertible Senior Notes were $115.4 million and $396.5 million as of September 30, 2024 and December 31, 2023, respectively.

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

The Company recognized interest expense with respect to the 2029 Convertible Notes of $6.3 million and $15.0 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, the net, carrying value of the 2029 Convertible Notes was $783.3 million.

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

The partial repurchase, during the nine months ended September 30, 2024, resulted in a $214.2 million loss on debt extinguishment which includes a $3.2 million charge to interest expense for the acceleration of the amortization of debt issuance costs associated with the 0.25% Convertible Senior Notes due 2025. The tax effect of the debt extinguishment, excluding the interest expense, was recognized as a discrete event to the quarter giving rise to an increase in the effective tax rate and tax benefit of $49.9 million recognized in the income statement.

Revolving Credit Facility

In June 2021, the Company entered into a $650 million unsecured revolving credit facility (the “Credit Agreement”). The Company incurred $1.9 million of costs in connection with this Credit Agreement. The 2021 Credit Agreement replaced an existing Fifth Amended and Restated Credit Agreement dated as of November 15, 2017. Under the new agreement, the Company’s revolving credit facility was increased from $550 million to $650 million. The credit facility has a five-year maturity, which may be extended up to two times for periods determined by the Company and the applicable extending lenders, and permits the Company to borrow in U.S. dollars, certain specified foreign currencies, and each other currency that may be approved in accordance with the 2021 Facility. The borrowings under the Credit Agreement bear interest at either the Term SOFR rate plus a margin between 1.0% and 1.625% or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%. The rates on September 30, 2024 and December 31, 2023 were 6.2% and 6.7%, respectively. Borrowings under this Credit Agreement are guaranteed by certain Company operating subsidiaries. Letters of credit commitments outstanding under this agreement aggregated to $43.0 million and $43.8 million at September 30, 2024 and December 31, 2023, respectively, which reduced borrowing limits available to the Company. Interest expense related to the Credit Agreement was $0.1 million and $1.5 million for the three months ended September 30, 2024 and September 30, 2023, respectively and $0.6 million and $2.0 million for the nine months ended September 30, 2024 and September 30, 2023. There were no loan amounts outstanding under the Credit Agreement at September 30, 2024.

The Credit Agreement includes various covenants, including restrictions on indebtedness, liens, acquisitions, investments or dispositions, payment of dividends and maintenance of certain financial ratios and conditions. The Company was in compliance with these covenants at September 30, 2024 and December 31, 2023.

Letters of Credit

The Company also has in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated approximately $309.1 million and $320.7 million at September 30, 2024 and December 31, 2023, respectively.

11.
Income Taxes

In 2021 the Organization for Economic Co-operation and Development (OECD) announced an inclusive Framework on Base Erosion and Profit Shifting (BEPS) including Pillar Two Model Rules defining the global minimum tax, also known as the Global Anti-Base Erosion (GloBE), which aims to ensure that multinational enterprises (MNEs) pay a 15% minimum level of tax regardless of where the MNE operates. The OECD has released its fourth round of administrative guidance in June 2024. Many non-US tax jurisdictions have either recently enacted legislation to adopt components of the Pillar Two Model Rules beginning in 2024 and/or have announced their plans to enact legislation in future years. The Company has evaluated the implementation of Pillar Two on its 2024 income tax position based on currently enacted legislation and has determined there is no material impact. We are continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending enactment of legislation by individual countries.

The Company’s effective tax rate was 20.8% and 20.3% for the three months ended September 30, 2024 and September 30, 2023, respectively. The increase in the effective tax rate was due primarily to unfavorable impact of a remeasurement of its U.S. deferred tax assets and liabilities due to a change in state tax rate, a net increase of uncertain tax positions, and an increase in executive compensation subject to Section 162(m), offset by an increase in the foreign-derived intangible income (FDII) deduction and an increase in equity-based compensation. The Company’s effective tax rate was 14.6% and 21.9% for the nine months ended September 30, 2024 and September 30, 2023, respectively. The change in effective tax rate was due primarily to the tax benefit resulting from the $211 million loss in partially unwinding Convertible Senior Notes during the first quarter 2024. The difference between the effective tax rate and the statutory U.S. Federal income tax rate of 21% for the three and nine months ended September 30, 2024 primarily relates to a change in jurisdictional earnings partially resulting from a loss in partially unwinding Convertible Senior Notes, the FDII deduction, equity based compensation, and untaxed income attributable to noncontrolling interests, partially offset by rate impacts related to state income taxes, and foreign withholding taxes.

As of September 30, 2024, the Company’s deferred tax assets were subject to a valuation allowance of $42.3 million primarily related to foreign net operating loss carryforwards, foreign tax credit carryforwards, reserves and capital losses that the Company has determined are not more-likely-than-not to be realized. The factors used to assess the likelihood of realization include: the past performance of the entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.

As of September 30, 2024 and December 31, 2023, the liability for income taxes associated with uncertain tax positions was $24.8 million and $25.5 million, respectively. It is reasonably possible that the Company may realize a decrease in our uncertain tax positions of approximately $3.4 million during the next 12 months as a result of concluding various tax audits and closing tax years.

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

In September 2015, a former Parsons employee filed an action in the United States District Court for the Northern District of Alabama against us as a qui tam relator on behalf of the United States (the “Relator”) alleging violation of the False Claims Act. The plaintiff alleges that, as a result of these actions, the United States paid in excess of $1 million per month between February and September 2006 that it should have paid to another contractor, plus $2.9 million to acquire vehicles for the contractor defendant to perform its security services. The lawsuit sought (i) that we cease and desist from violating the False Claims Act, (ii) monetary damages equal to three times the amount of damages that the United States has sustained because of our alleged violations, plus a civil penalty of not less than $5,500 and not more than $11,000 for each alleged violation of the False Claims Act, (iii) monetary damages equal to the maximum amount allowed pursuant to §3730(d) of the False Claims Act, and (iv) Relator’s costs for this action, including recovery of attorneys’ fees and costs incurred in the lawsuit. The United States government did not intervene in this matter as it is allowed to do so under the statute. The court heard dispositive motions in 2023, including Parsons’ motion for summary judgment. We are awaiting the court’s rulings upon such motions, which will determine whether a trial will be necessary for this matter in 2024 or 2025.

On July 1, 2024, a final judgment was filed with the clerk of the Superior Court of the State of California In and For the County of San Mateo with an award of damages in the total amount of approximately $102.5 million in favor of Parsons Transportation Group, Inc. and against Alstom Signaling Operations LLC (Alstom"). This proposed award relates back to a lawsuit Parsons initially filed against the Peninsula Corridor Joint Powers Board for breach of contract and wrongful termination in February 2017 (which was settled between Parsons and the Joint Powers Board in 2021) and a cross-complaint filed against Alstom Signaling Operations LLC in November 2017, as subsequently amended, for breach of contract, negligence and intentional misrepresentation. On September 23, 2024, the Court awarded pre-judgment interest in the amount of $34.0 million and amended the judgment accordingly to include such interest amount. Alstom filed its notice of appeal of the amended judgment on September 23, 2024 and has posted a bond.

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

13.
Retirement Benefit Plan

The Company’s principal retirement benefit plan is the Parsons Employee Stock Ownership Plan (“ESOP”), a stock bonus plan, established in 1975 to cover eligible employees of the Company and certain affiliated companies. Contributions of treasury stock to the ESOP are made annually in amounts determined by the Company’s board of directors and are held in trust for the sole benefit of the participants. Shares allocated to a participant’s account are fully vested after three years of credited service, or in the event(s) of reaching age 65, death or disability while an active employee of the Company. As of September 30, 2024 and December 31, 2023, total shares of the Company’s common stock outstanding were 106,293,215 and 105,839,978, respectively, of which 54,831,932 and 59,879,857, respectively, were held by the ESOP.

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

Total ESOP contribution expense was $13.2 million and $14.9 million for the three months ended September 30, 2024 and September 30, 2023, respectively and $43.4 million and $44.1 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. The expense is recorded in “Direct costs of contracts” and “Selling, general and administrative expense” in the consolidated statements of income. The fiscal 2024 ESOP contribution has not yet been made. The amount is currently included in accrued liabilities.

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

Letters of credit outstanding described in “Note 10 – Debt and Credit Facilities” that relate to project ventures are $162.7 million and $147.7 million at September 30, 2024 and December 31, 2023.

In the table below, aggregated financial information relating to the Company’s joint ventures is provided because their nature, risk and reward characteristics are similar. None of the Company’s current joint ventures that meet the characteristics of a VIE are individually significant to the consolidated financial statements.

Consolidated Joint Ventures

The following represents financial information for consolidated joint ventures included in the consolidated financial statements (in thousands):

	September 30, 2024	December 31, 2023
Current assets	$503,099	$426,633
Noncurrent assets	10,894	14,295
Total assets	513,993	440,928
Current liabilities	307,612	260,286
Noncurrent liabilities	2,916	5,132
Total liabilities	310,528	265,418
Total joint venture equity	$203,465	$175,510

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue	$193,461	$185,602	$582,209	$514,339
Costs	165,873	160,423	500,308	445,829
Net income	$27,588	$25,179	$81,901	$68,510
Net income attributable to noncontrolling interests	$13,638	$12,364	$40,428	$33,617

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

The following represents the financial information of the Company’s unconsolidated joint ventures as presented in their unaudited financial statements (in thousands):

	September 30, 2024	December 31, 2023
Current assets	$1,675,165	$1,607,953
Noncurrent assets	465,806	483,693
Total assets	2,140,971	2,091,646
Current liabilities	996,238	1,057,113
Noncurrent liabilities	496,097	518,647
Total liabilities	1,492,335	1,575,760
Total joint venture equity	$648,636	$515,886
Investments in and advances to unconsolidated joint ventures	$194,524	$128,204

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue	$581,232	$634,937	$1,598,764	$1,514,561
Costs	560,492	581,041	1,593,213	1,474,991
Net income (loss)	$20,740	$53,896	$5,551	$39,570
Equity in losses of unconsolidated joint ventures	$872	$10,262	$(18,025)	$4,497

The Company had net contributions to its unconsolidated joint ventures for the three months ended September 30, 2024 and September 30, 2023 of $34.4 million and of $36.1 million, respectively and $83.7 million and $50.8 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.

The following table presents certain financial statement impacts from changes in estimates which resulted in a write-down in a design build joint venture in the Critical Infrastructure segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating income (loss)	$(6,716)	$5,099	$(37,509)	$(12,414)
Net income (loss)	(4,936)	3,799	(35,258)	(9,248)
Diluted income (loss) per share	$(0.04)	$0.03	$(0.33)	$(0.08)

15.
Related Party Transactions

The Company often provides services to unconsolidated joint ventures and revenues include amounts related to recovering costs for these services. Revenues related to services the Company provided to unconsolidated joint ventures for the three months ended September 30, 2024 and September 30, 2023 were $47.6 million and $57.3 million, respectively, and $144.9 million and $164.8 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.

For the three months ended September 30, 2024 and September 30, 2023, the Company incurred $36.7 million and $38.8 million, respectively, and $108.3 million and $118.5 million for the nine months ended September 30, 2024 and September 30, 2023, respectively, of reimbursable costs.

Amounts included in the consolidated balance sheets related to services the Company provided to unconsolidated joint ventures are as follows (in thousands):

	September 30, 2024	December 31, 2023
Accounts receivable	$52,679	$38,898
Contract assets	10,177	38,009
Contract liabilities	15,036	15,287

16.
Fair Value of Financial Instruments

The authoritative guidance on fair value measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). At September 30, 2024 and December 31, 2023, the Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable, and other liabilities. The fair values of these financial instruments approximate their carrying values due to their short-term maturities.

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

Fair value as of September 30, 2024 (in thousands):

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

The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in our consolidated balance sheets, on the basis of Level 1 inputs for the Company's convertible notes and Level 2 inputs for the delayed draw term loan, were as follows (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Convertible senior notes due 2025	$115,428	$262,460	$400,000	$568,000
Convertible senior notes due 2029	800,000	1,006,000	-	-
Delayed draw term loan	350,000	350,000	350,000	350,000
Total	$1,265,428	$1,618,460	$750,000	$918,000

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

Under the treasury stock method, the weighted average number of shares outstanding is adjusted to reflect the dilutive effects of stock-based awards and shares underlying the warrants related to the convertible senior notes due 2025.

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

The following tables reconcile the denominator and numerator used to compute basic EPS to the denominator and numerator used to compute diluted EPS for the three and nine months ended September 30, 2024 and September 30, 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Numerator for Basic and Diluted EPS:
Net income attributable to Parsons Corporation - basic	$71,951	$47,447	$33,768	$116,241
Convertible senior notes if-converted method interest adjustment	54	559	-	1,665
Net income attributable to Parsons Corporation - diluted	$72,005	$48,006	$33,768	$117,906

Denominator for Basic and Diluted EPS:
Basic weighted average number of shares outstanding	106,291	104,971	106,211	104,894
Dilutive effect of stock-based awards	1,661	1,178	1,628	1,020
Dilutive effect of warrants	561	—	358	—
Dilutive effect of convertible senior notes due 2025	2,573	8,917	—	8,917
Diluted weighted average number of shares outstanding	111,086	115,066	108,197	114,831

Earnings per share:
Basic	$0.68	$0.45	$0.32	$1.11
Diluted	$0.65	$0.42	$0.31	$1.03

Anti-dilutive stock-based awards excluded from the calculation of earnings per share for the three months ended September 30, 2024 and September 30, 2023 were 949 and 2,911, respectively and for the nine months ended September 30, 2024 and September 30, 2023 were 4,497 and 3,284, respectively.

If-converted interest adjustment of $2.9 million and potential share issuances of 3,982,928 shares under the Company's convertible senior notes due 2025 were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2024 as their inclusion would be anti-dilutive.

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

As of September 30, 2024, the Company has $90 million remaining under the stock repurchase program.

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

The following table summarizes the repurchase activity under the stock repurchase program:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Total shares repurchased	-	-	131,053	185,475
Total shares retired	-	-	131,053	185,475
Average price paid per share	$-	$-	$76.30	$43.13

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

The following table summarizes business segment revenue for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Federal Solutions revenue	$1,105,580	$780,114	$3,003,791	$2,177,457
Critical Infrastructure revenue	704,536	638,457	2,012,468	1,771,066
Total revenue	$1,810,116	$1,418,571	$5,016,259	$3,948,523

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Equity in (losses) earnings of unconsolidated joint ventures:
Federal Solutions	$1,002	$1,435	$1,999	$3,502
Critical Infrastructure	(130)	8,827	(20,024)	$995
Total equity in (losses) earnings of unconsolidated joint ventures	$872	$10,262	$(18,025)	$4,497

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

Adjusted EBITDA attributable to Parsons Corporation to Net Income attributable to Parsons Corporation for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
Adjusted EBITDA attributable to Parsons Corporation	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Federal Solutions	$120,091	$65,039	$315,413	$206,827
Critical Infrastructure	33,007	50,188	101,582	95,481
Adjusted EBITDA attributable to Parsons Corporation	153,098	115,227	416,995	302,308
Adjusted EBITDA attributable to noncontrolling interests	13,913	12,606	41,339	34,222
Depreciation and amortization	(24,542)	(30,154)	(73,513)	(87,202)
Interest expense, net	(8,802)	(8,120)	(29,831)	(20,778)
Income tax benefit (expense)	(22,518)	(15,218)	(12,699)	(41,944)
Equity-based compensation expense	(21,251)	(9,075)	(44,554)	(25,092)
Loss on extinguishment of debt	-	-	(211,018)	-
Transaction-related costs (a)	(3,770)	(5,493)	(8,958)	(9,028)
Restructuring expense (b)	-	-	-	(546)
Other (c)	(539)	38	(3,565)	(2,082)
Net (loss) income including noncontrolling interests	85,589	59,811	74,196	149,858
Net income attributable to noncontrolling interests	13,638	12,364	40,428	33,617
Net (loss) income attributable to Parsons Corporation	$71,951	$47,447	$33,768	$116,241

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

Asset information by segment is not a key measure of performance used by the CODM.

The following tables present revenues and property and equipment, net by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue
North America	$1,541,209	$1,166,547	$4,232,786	$3,251,552
Middle East	264,437	247,689	769,421	684,340
Rest of World	4,470	4,335	14,052	12,631
Total Revenue	$1,810,116	$1,418,571	$5,016,259	$3,948,523

The geographic location of revenue is determined by the location of the customer.

	September 30, 2024	December 31, 2023
Property and Equipment, Net
North America	$91,327	$91,766
Middle East	9,866	7,191
Total Property and Equipment, Net	$101,193	$98,957

North America includes revenue in the United States for the three months ended September 30, 2024 and September 30, 2023 of $1.4 billion and $1.1 billion, respectively and for the nine months ended September 30, 2024 and September 30, 2023 of $3.9 billion and $3.0 billion, respectively. North America property and equipment, net includes $83.4 million and $83.9 million of property and equipment, net in the United States at September 30, 2024 and December 31, 2023, respectively.

The following table presents revenues by business units (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue
Defense and Intelligence	$459,318	$398,632	$1,288,102	$1,144,320
Engineered Systems	646,262	381,482	1,715,689	1,033,137
Federal Solutions revenues	1,105,580	780,114	3,003,791	2,177,457
Infrastructure – North America	438,307	389,452	1,237,752	1,082,164
Infrastructure – Europe, Middle East and Africa	266,229	249,005	774,716	688,902
Critical Infrastructure revenues	704,536	638,457	2,012,468	1,771,066
Total Revenue	$1,810,116	$1,418,571	$5,016,259	$3,948,523

Effective October 1, 2023, the Company reorganized its Critical Infrastructure business units from Mobility Solutions and Connected Communities to Infrastructure – North America and Infrastructure – Europe, Middle East and Africa. The prior year information in the table above has been reclassified to conform to the business unit changes.

19.
Subsequent Events

After the end of the quarter ended September 30, 2024, the Company entered into a merger agreement to acquire a 100% ownership interest in BCC Engineering, LLC (BCC") one of Florida's leading transportation engineering firms for approximately $230 million from cash on hand. BCC, a portfolio company of Trivest Partners, is a full-service engineering firm that provides planning, design, and management services for transportation, civil, and structural engineering projects in Florida, Georgia, Texas, South Carolina, and Puerto Rico. This acquisition strengthens Parsons’ position as an infrastructure leader while expanding the company’s reach in the Southeastern United States. We anticipate that the closing will occur in Q4 2024. At the timing of the filing of this Form 10-Q, the Company has just started the process of obtaining the relevant data to make the required acquisition related disclosures. This acquisition is not material to the Company's consolidated financial statements.

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

Critical Infrastructure

Lead smart, sustainable infrastructure deployment

Federal Solutions

Deliver information dominance across all domains

FINANCIAL SNAPSHOT

$6.5B

Total Revenue
(Trailing 12-Months)

Federal Solutions
59%
Critical Infrastructure
41%

$6.6B

Contract Awards
(Trailing 12-Months)

Federal Solutions
56%
Critical Infrastructure
44%

KEY FACTS AND FIGURES

80	~ 19K	$587M	1.0X	$8.8B
Years Of History	Employees	Cash Flow From Operations (Trailing 12-Months)	Book-To-Bill Ratio Trailing 12-Months	Backlog As Of 9/30/2024

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

Key Metrics

We manage and assess the performance of our business by evaluating a variety of metrics. The following table sets forth selected key metrics (in thousands, except Book-to-Bill):

	September 30, 2024	September 30, 2023
Awards (year to date)	$5,367,109	$4,748,320
Backlog (1)	$8,784,047	$8,815,561
Book-to-Bill (year to date)	1.1	1.2

(1)
Difference between our backlog of $8.8 billion and our remaining unsatisfied performance obligations, or RUPO, of $6.7 billion, each as of September 30, 2024, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

Awards

Awards generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Contract awards include both new and re-compete contracts and task orders. Given that new contract awards generate growth, we closely track our new awards each year.

The following table summarizes the year to-date value of new awards for the periods presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Federal Solutions	$1,012,432	$764,531	$3,100,242	$2,642,302
Critical Infrastructure	772,304	670,398	2,266,867	2,106,018
Total Awards	$1,784,736	$1,434,929	$5,367,109	$4,748,320

The change in new awards from year to year is primarily due to ordinary course fluctuations in our business. The volume of contract awards can fluctuate in any given period due to win rate and the timing and size of the awards issued by our customers.

The increase in awards for the three months ended September 30, 2024 compared to the corresponding period last year was primarily due to two significant awards in our Federal Solutions segment and a design award in our Critical Infrastructure segment.

The increase in awards for the nine months ended September 30, 2024 when compared to the corresponding period last year was primarily due to significant option period awards from a customer in our Federal Solutions segment offset by significant awards in our Federal Solutions segment from the Federal Aviation Administration and the General Services Administration for the nine months ended September 30, 2023.

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

The following table summarizes the value of our backlog at the respective dates presented below (in thousands):

	September 30, 2024	September 30, 2023
Federal Solutions:
Funded	$1,982,336	$1,625,475
Unfunded	2,936,109	3,565,223
Total Federal Solutions	4,918,445	5,190,698
Critical Infrastructure:
Funded	3,811,638	3,554,754
Unfunded	53,964	70,109
Total Critical Infrastructure	3,865,602	3,624,863
Total Backlog (1)	$8,784,047	$8,815,561

(1)
Difference between our backlog of $8.8 billion and our RUPO of $6.7 billion, each as of September 30, 2024, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

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

We expect to recognize $3.9 billion of our funded backlog at September 30, 2024 as revenues in the following twelve months. However, our U.S. federal government customers may cancel their contracts with us at any time through a termination for convenience or may elect to not exercise option periods under such contracts. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed. See “Risk Factors—Risk Relating to Our Business—We may not realize the full value of our backlog, which may result in lower than expected revenue” in the Company’s Form 10-K for the year ended December 31, 2023.

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

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Federal Solutions	0.9	1.0	1.0	1.2
Critical Infrastructure	1.1	1.1	1.1	1.2
Overall	1.0	1.0	1.1	1.2

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

Acquired Operations

BlackSignal Technologies, LLC

On August 16, 2024, the Company acquired a 100% ownership interest in BlackSignal Technologies, LLC, ("BlackSignal") a privately-owned company, for $203.8 million from cash on hand. Headquartered in Chantilly, Virginia, BlackSignal is a next-generation digital signal processing, electronic warfare, and cyber security provider built to counter near peer threats. Parsons believes that the acquisition will expand Parsons' customer base across the Department of Defense and Intelligence Community and significantly strengthen Parsons' positioning within cyber warfare, while adding new capabilities in the counterspace radio frequency domain. The financial results of BlackSignal have been included in our consolidated results of operations from August 16, 2024 onward.

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

Sealing Technologies, Inc.

On August 23, 2023, the Company acquired a 100% ownership interest in Sealing Technologies, Inc (“SealingTech”), a privately-owned company, for $176.0 million and up to an additional $25 million in the event an earn out revenue target is exceeded. Headquartered in Maryland, SealingTech expands Parsons’ customer base across the Department of Defense and Intelligence Community, and further enhances the company’s capabilities in defensive cyber operations; integrated mission-solutions powered by artificial intelligence (AI) and machine learning (ML); edge computing and edge access modernization; critical infrastructure protection; and secure data management. The financial results of SealingTech have been included in our consolidated results of operations from August 23, 2023 onward.

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

The table below presents the percentage of total revenue for each type of contract.

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Fixed-price	43.7%	31.9%	42.4%	31.2%
Time-and-materials	19.6%	25.1%	21.0%	25.3%
Cost-plus	36.7%	43.0%	36.6%	43.5%

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

The significant change in the contract mix for the three and nine months ended September 30, 2024 compared to the corresponding period last year relates to increased business volume from a significant fixed price contract in our Federal Solutions segment.

Our recognition of profit on long-term contracts requires the use of assumptions related to transaction price and total cost of completion. Estimates are continually evaluated as work progresses and are revised when necessary. When a change in estimated cost or transaction price is determined to have an impact on contract profit, we record a positive or negative adjustment to the consolidated statement of income.

Joint Ventures

We conduct a portion of our business through joint ventures or similar partnership arrangements. For the joint ventures we control, we consolidate all the revenues and expenses in our consolidated statements of income (including revenues and expenses attributable to noncontrolling interests). For the joint ventures we do not control, we recognize equity in (losses) earnings of unconsolidated joint ventures. Our revenues included amounts related to services we provided to our unconsolidated joint ventures for the three months ended September 30, 2024 and September 30, 2023 of $47.6 million and $57.3 million, respectively, and $144.9 million and $164.8 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.

Operating costs and expenses

Operating costs and expenses primarily include direct costs of contracts and selling, general and administrative expenses. Costs associated with compensation-related expenses for our people and facilities, which includes ESOP contribution expenses, are the most significant component of our operating expenses. Total ESOP contribution expense for the three months ended September 30, 2024 and September 30, 2023 was $13.2 million and $14.9 million, respectively, and $43.4 million and $44.1 million for the nine months ended September 30, 2024 and September 30, 2023, respectively and is recorded in “Direct cost of contracts” and “Selling, general and administrative expenses.”

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

Adjusted EBITDA

The following table sets forth Adjusted EBITDA, Net Income Margin, and Adjusted EBITDA Margin for the three and nine months ended September 30, 2024 and September 30, 2023.

	Three Months Ended		Nine Months Ended
(U.S. dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Adjusted EBITDA (1)	$167,011	$127,833	$458,334	$336,530
Net Income Margin (2)	4.7%	4.2%	1.5%	3.8%
Adjusted EBITDA Margin (3)	9.2%	9.0%	9.1%	8.5%

(1)
A reconciliation of net income attributable to Parsons Corporation to Adjusted EBITDA is set forth below (in thousands).
(2)
Net Income Margin is calculated as net income (loss) including noncontrolling interest divided by revenue in the applicable period
(3)
Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by revenue in the applicable period.

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income (loss) attributable to Parsons Corporation	$71,951	$47,447	$33,768	$116,241
Interest expense, net	8,802	8,120	29,831	20,778
Income tax expense	22,518	15,218	12,699	41,944
Depreciation and amortization	24,542	30,154	73,513	87,202
Net income attributable to noncontrolling interests	13,638	12,364	40,428	33,617
Equity-based compensation	21,251	9,075	44,554	25,092
Loss on extinguishment of debt	-	-	211,018	-
Transaction-related costs (a)	3,770	5,493	8,958	9,028
Restructuring (b)	-	-	-	546
Other (c)	539	(38)	3,565	2,082
Adjusted EBITDA	$167,011	$127,833	$458,334	$336,530

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests (in thousands):

	Three Months Ended		Variance
	September 30, 2024	September 30, 2023	Dollar	Percent
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$120,091	$65,039	$55,052	84.6%
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	33,007	50,188	(17,181)	-34.2%
Adjusted EBITDA attributable to noncontrolling interests	13,913	12,606	1,307	10.4%
Total Adjusted EBITDA	$167,011	$127,833	$39,178	30.6%

	Nine Months Ended		Variance
	September 30, 2024	September 30, 2023	Dollar	Percent
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$315,413	$206,827	$108,586	52.5%
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	101,582	95,481	6,101	6.4%
Adjusted EBITDA attributable to noncontrolling interests	41,339	34,222	7,117	20.8%
Total Adjusted EBITDA	$458,334	$336,530	$121,804	36.2%

The following table sets forth our results of operations for the three and nine months ended September 30, 2024 and September 30, 2023 as a percentage of revenue.

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues	100%	100%	100%	100%
Direct costs of contracts	80.1%	79.3%	79.3%	78.8%
Equity in (losses) earnings of unconsolidated joint ventures	0.0%	0.7%	-0.4%	0.1%
Selling, general and administrative expenses	13.6%	15.6%	13.8%	16.0%
Operating income	6.4%	5.9%	6.5%	5.3%
Interest income	0.2%	0.0%	0.2%	0.0%
Interest expense	-0.7%	-0.6%	-0.8%	-0.6%
Loss on extinguishment of debt	0.0%	0.0%	-4.2%	0.0%
Other income, net	0.1%	0.0%	0.0%	0.0%
Total other income (expense)	-0.4%	-0.6%	-4.8%	-0.5%
Income before income tax expense	6.0%	5.3%	1.7%	4.9%
Income tax expense	-1.2%	-1.1%	-0.3%	-1.1%
Net income including noncontrolling interests	4.7%	4.2%	1.5%	3.8%
Net income attributable to noncontrolling interests	-0.8%	-0.9%	-0.8%	-0.9%
Net income attributable to Parsons Corporation	4.0%	3.3%	0.7%	2.9%

Revenue

	Three Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2024	September 30, 2023	Dollar	Percent
Revenue	$1,810,116	$1,418,571	$391,545	27.6%

Revenue increased $391.5 million for the three months ended September 30, 2024 when compared to the corresponding period last year, due to increases in revenue in both our Federal Solutions and Critical Infrastructure segments of $325.5 million and $66.1 million, respectively.

	Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2024	September 30, 2023	Dollar	Percent
Revenue	$5,016,259	$3,948,523	$1,067,736	27.0%

The increase in revenue for the nine months ended September 30, 2024 when compared to the corresponding period last year, was due to increases in both our Federal Solutions and Critical Infrastructure segments of $826.3 million and $241.4 million, respectively.

See “Segment Results” below for a further discussion of the changes in the Company's revenue.

Direct costs of contracts

	Three Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2024	September 30, 2023	Dollar	Percent
Direct costs of contracts	$1,449,831	$1,124,305	$325,526	29.0%

Direct cost of contracts increased $325.5 million for the three months ended September 30, 2024 when compared to the corresponding period last year, primarily due to an increase of $256.1 million in our Federal Solutions segment and $69.4 million in our Critical Infrastructure segment. The increase in direct costs of contracts in both the Federal Solutions and Critical Infrastructure segments was primarily related to increased volume from new and existing contracts.

	Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2024	September 30, 2023	Dollar	Percent
Direct costs of contracts	$3,979,589	$3,109,713	$869,876	28.0%

The increase in direct cost of contracts for the nine months ended September 30, 2024 when compared to the corresponding period last year, was primarily due to an increase of $682.0 million in our Federal Solutions segment and $187.9 million in our Critical Infrastructure segment. The increase for the nine months ended September 30, 2024 compared to the corresponding period last year was primarily impacted by the factors noted above for both segments for the three months ended September 30, 2024.

Equity in (losses) earnings of unconsolidated joint ventures

	Three Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2024	September 30, 2023	Dollar	Percent
Equity in earnings of unconsolidated joint ventures	$872	$10,262	$(9,390)	-91.5%

Equity in earnings of unconsolidated joint ventures decreased $9.4 million for the three months ended September 30, 2024 compared to the corresponding period last year. Impacting equity in earnings of unconsolidated joint ventures for the three months ended September 30, 2024 was a write-down of $6.7 million related to Parsons' participation in a design build joint venture. Equity in earnings of unconsolidated joint ventures for the three months ended September 30, 2023 included earnings on higher margin change orders which did not reoccur for the three months ended September 30, 2024. Joint venture volume has decreased year-over-year as we move away from our participation in construction joint ventures.

	Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2024	September 30, 2023	Dollar	Percent
Equity in (losses) earnings of unconsolidated joint ventures	$(18,025)	$4,497	$(22,522)	-500.8%

Equity in losses of unconsolidated joint ventures for the nine months ended September 30, 2024 was $18.0 million compared to equity in earnings of consolidated joint ventures of $4.5 million for the nine months ended September 30, 2023, resulting in a decrease in equity in earnings of unconsolidated joint ventures of $22.5 million for the nine months ended September 20, 2024. The decrease in equity in earnings of unconsolidated joint ventures was primarily due to write-downs of $37.5 million during the nine months ended September 30, 2024 related to the joint venture discussed above. Equity in earnings of unconsolidated joint ventures for the nine months ended September 30, 2023 included earnings on higher margin change orders which did not reoccur for the nine months ended September 30, 2024. Joint venture volume has decreased year-over-year as we move away from our participation in construction joint ventures.

Selling, general and administrative expenses

	Three Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2024	September 30, 2023	Dollar	Percent
Selling, general and administrative expenses	$246,169	$221,188	$24,981	11.3%

As a percentage of revenue, SG&A decreased by 2.0% to 13.6% for the three months ended September 30, 2024 compared to 15.6% for the corresponding period last year.

	Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2024	September 30, 2023	Dollar	Percent
Selling, general and administrative expenses	$690,391	$632,393	$57,998	9.2%

As a percentage of revenue, SG&A decreased by 2.3% to 13.8% for the nine months ended September 30, 2024 compared to 16.0% for the corresponding period last year.

Total other income (expense)

	Three Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2024	September 30, 2023	Dollar	Percent
Interest income	$4,232	$492	$3,740	760.2%
Interest expense	(13,034)	(8,612)	(4,422)	51.3%
Other income (expense), net	1,921	(191)	2,112	-1105.8%
Total other income (expense)	$(6,881)	$(8,311)	$1,430	-17.2%

	Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2024	September 30, 2023	Dollar	Percent
Interest income	$9,209	$1,591	$7,618	478.8%
Interest expense	(39,040)	(22,369)	(16,671)	74.5%
Loss on extinguishment of debt	(211,018)	-	(211,018)	-
Other income (expense), net	(510)	1,666	(2,176)	-130.6%
Total other income (expense)	$(241,359)	$(19,112)	$(222,247)	1162.9%

During the nine months ended September 30, 2024, we paid $495.6 million in cash to repurchase $284.6 million aggregate principal amount of our Convertible Senior Notes due 2025 (the "Repurchase Transaction") concurrently with the offering of 2.625% Convertible Senior Notes due 2029. As a result of the Repurchase Transaction, we incurred a $211.0 million loss on debt extinguishment. The Repurchase Transaction is a partial repurchase of our Convertible Senior Notes due 2025. See “Note 10 – Debt and Credit Facilities,” for a further discussion of this transaction.

Interest income is related to interest earned on investments in government money funds. The increase in interest income for the three and nine months ended September 30, 2024 is from higher cash balances held and increased interest rates compared to the corresponding periods last year.

Interest expense for the three and nine months ended September 30, 2024 is primarily due to debt related to our Convertible Senior Notes and Delayed Draw Term Loan. The increase in interest expense during the three months ended September 30, 2024 compared to the corresponding periods last year is primarily related to an increase in debt balances. The increase in interest expense for the nine months ended September 30, 2024, compared to the corresponding period last year is primarily related to an increase in debt balances and a $3.2 million charge from the acceleration of the amortization of debt issuance costs associated with the partial repurchase of the 0.25% Convertible Senior Notes due 2025 discussed above.

The amounts in other income (expense), net for the three months ended September 30, 2024 are primarily related to transaction gains and losses on foreign currency transactions and sublease income and for the nine months ended September 30, 2024 are primarily related to transaction gains and losses on foreign currency transactions, sublease income, and a change in the estimated fair value of contingent consideration.

Income tax expense

	Three Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2024	September 30, 2023	Dollar	Percent
Income tax expense	$22,518	$15,218	$7,300	48.0%

The Company’s effective tax rate was 20.8% and 20.3% and income tax expense was $22.5 million and $15.2 million for the three months ended September 30, 2024 and September 30, 2023, respectively. The increase in tax expense for the three months ended September 30, 2024 compared to the corresponding period last year was due primarily to the tax impact of an increase in pre-tax income, a remeasurement of its U.S. deferred tax assets and liabilities due to a change in state tax rate, a net increase of uncertain tax positions, and an increase in executive compensation subject to Section 162(m), partially offset by the increases in the foreign-derived intangible income (FDII) deduction and equity-based compensation.

	Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2024	September 30, 2023	Dollar	Percent
Income tax expense	$12,699	$41,944	$(29,245)	-69.7%

The Company’s effective income tax rate was 14.6% and 21.9% for the nine months ended September 30, 2024 and September 30, 2023, respectively. Income tax expense was $12.7 million and $41.9 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. The decrease in tax expense for the nine months ended September 30, 2024 compared to the corresponding period last year was due primarily to the tax benefit resulting from the $211 million loss in partially unwinding Convertible Senior Notes during the first quarter 2024.

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests:

	Three Months Ended		Nine Months Ended
(U.S. dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$120,091	$65,039	$315,413	$206,827
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	33,007	50,188	101,582	95,481
Adjusted EBITDA attributable to noncontrolling interests	13,913	12,606	41,339	34,222
Total Adjusted EBITDA	$167,011	$127,833	$458,334	$336,530

Federal Solutions

	Three Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2024	September 30, 2023	Dollar	Percent
Revenue	$1,105,580	$780,114	$325,466	41.7%
Adjusted EBITDA attributable to Parsons Corporation	$120,091	$65,039	$55,052	84.6%

The increase in Federal Solutions revenue for the three months ended September 30, 2024 compared to the corresponding period last year was primarily related to organic growth of 39% and $23.8 million from business acquisitions. Organic growth was primarily due to the ramp up of recent awards and growth on a significant contract, partially offset by the winding down of certain contracts.

The increase in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the three months ended September 30, 2024 compared to the corresponding period last year was primarily due to the factors impacting revenue discussed above and a reduction in selling general, and administrative expenses as a percentage of revenue for the three months ended September 30, 2024 compared to the corresponding period last year.

	Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2024	September 30, 2023	Dollar	Percent
Revenue	$3,003,791	$2,177,457	$826,334	37.9%
Adjusted EBITDA attributable to Parsons Corporation	$315,413	$206,827	$108,586	52.5%

The increase in Federal Solutions revenue for the nine months ended September 30, 2024 compared to the corresponding period last year was primarily related to organic growth of 35% and $57.6 million from business acquisitions. The increase in organic revenue for the nine months ended September 30, 2024 compared to the corresponding period last year was primarily due to the factors impacting revenue discussed above for the three months ended September 30, 2024. Revenue for the nine months ended September 30, 2023 included incentive fees on two contracts of approximately $20 million that did not reoccur for the nine months ended September 30, 2024.

The increase in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the nine months ended September 30, 2024 compared to the corresponding period last year was primarily due to the factors discussed above for Adjusted EBITDA attributable to Parsons Corporation for the three months ended September 30, 2024 and the incentive fees on two contracts of approximately $20 million that did not reoccur for the nine months ended September 30, 2024.

Critical Infrastructure

	Three Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2024	September 30, 2023	Dollar	Percent
Revenue	$704,536	$638,457	$66,079	10.3%
Adjusted EBITDA attributable to Parsons Corporation	$33,007	$50,188	$(17,181)	-34.2%

The increase in Critical Infrastructure revenue for the three months ended September 30, 2024 compared to the corresponding period last year was primarily related to organic growth of 10%. Organic growth was primarily due to an increase in business volume from existing contracts and ramping up of recent awards offset by the winding down of certain contracts and a write down on a contract of $21.6 million.

The decrease in Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation for the three months ended September 30, 2024 compared to the corresponding period last year was primarily due to a contract write-down along with the write-down in equity in losses from unconsolidated joint ventures discussed above. These decreases were offset by the increase in organic revenue and a reduction in selling general, and administrative expenses as a percentage of revenue for the three months ended September 30, 2024 compared to the corresponding period last year. Also impacting Adjusted EBITDA were higher margin change orders on an unconsolidated joint venture for the three months ended September 30, 2023 which did not reoccur in the three months ended September 30, 2024.

	Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2024	September 30, 2023	Dollar	Percent
Revenue	$2,012,468	$1,771,066	$241,402	13.6%
Adjusted EBITDA attributable to Parsons Corporation	$101,582	$95,481	$6,101	6.4%

The increase in Critical Infrastructure revenue for the nine months ended September 30, 2024 compared to the corresponding period last year was primarily related to organic growth of 13%. The increase in organic growth was primarily due to the factors noted above for the three months ended September 30, 2024.

The increase in Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation for the nine months ended September 30, 2024 compared to the corresponding period last year was primarily due to the increase in organic revenue noted above and a reduction in selling general, and administrative expenses as a percentage of revenue for the nine months ended September 30, 2024. These increases were offset by a contract write-down and the write-down in equity in losses from unconsolidated joint ventures discussed above. Equity in earnings of unconsolidated joint ventures for the three months ended September 30, 2023 included earnings on higher margin change orders which did not reoccur for the three months ended September 30, 2024.

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

As of September 30, 2024, we believe we have adequate liquidity and capital resources to fund our operations, support our debt service and our ongoing acquisition strategy for at least the next twelve months based on the liquidity from cash provided by our operating activities, cash and cash equivalents on-hand and our borrowing capacity under our Revolving Credit Facility. Management continually monitors debt maturities to strategically execute optimal terms and ensure appropriate levels of working capital liquidity are maintained for the Company.

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

Accounts receivable is the principal component of our working capital and includes billed and unbilled amounts. The total amount of our accounts receivable can vary significantly over time but is generally sensitive to revenue levels. We experience delays in collections from time to time from Middle East customers. Net days sales outstanding, which we refer to as Net DSO, is calculated by dividing (i) (accounts receivable plus contract assets) less (contract liabilities plus accounts payable) by (ii) average revenue per day (calculated by dividing trailing twelve months revenue by the number of days in that period). We focus on collecting outstanding receivables to reduce Net DSO and working capital. Net DSO was 51 days at September 30, 2024 down from 65 days at September 30, 2023. Our working capital (current assets less current liabilities) was $905.1 million at September 30, 2024 and $726.6 million at December 31, 2023.

Our cash and cash equivalents increased by $285.9 million to $558.8 million at September 30, 2024 from $272.9 million at December 31, 2023.

The following table summarizes our sources and uses of cash over the periods presented (in thousands):

	Nine Months Ended
	September 30, 2024	September 30, 2023
Net cash provided by operating activities	$396,840	$217,566
Net cash used in investing activities	(344,614)	(327,245)
Net cash provided by financing activities	233,966	52,380
Effect of exchange rate changes	(312)	166
Net increase (decrease) in cash and cash equivalents	$285,880	$(57,133)

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

Net cash provided by operating activities increased $179.3 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The primary driver of the increase in cash flows provided by operating activities was an $172.6 million increase in net income after adjusting for non-cash items and debt extinguishment offset by an increase in cash outflows from our working capital accounts of $30.0 million (primarily from accounts receivable, contract assets, prepaid expenses and other assets, and accounts payable offset by, contract liabilities, income taxes, and accrued expenses and other current liabilities) offset by a $23.3 change in cash used for other long-term liabilities.

Investing Activities

Net cash used in investing activities consists primarily of cash flows associated with capital expenditures, joint ventures and business acquisitions.

Net cash used in investing activities increased $17.4 million for the nine months ended September 30, 2024, when compared to the nine months ended September 30, 2023. was primarily related to a $33.8 million increase in investments in unconsolidated joint ventures offset in part by a decrease of $16.6 million in payments for acquisitions, net of cash acquired.

Financing Activities

Net cash provided by financing activities is primarily associated with proceeds from debt, the repayment thereof, and distributions to noncontrolling interests.

Net cash provided by financing activities increased $181.6 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The change in cash flows from financing activities is primarily driven by net cash inflows from our convertible bond transactions which generated $287.4 million in cash. See “Note 10 – Debt and Credit Facilities,” for a further discussion of these transactions. This increase was offset in part by net repayments of borrowings under the credit agreement of $75 million.

Letters of Credit

We have in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated to $309.1 million as of September 30, 2024. Letters of credit outstanding under the Credit Agreement total $43.0 million as of September 30, 2024.

Recent Accounting Pronouncements

See the information set forth in “Note 3—New Accounting Pronouncements” in the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2024, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate risks related to the Company’s Revolving Credit Facility and Delayed Draw
Term Loan.

As of September 30, 2024, there were no amounts outstanding under the Revolving Credit Facility. Borrowings under the Credit Facility effective June 2021 bear interest at either the Term SOFR rate plus a margin between 1.0% and 1.625%, or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%, both based on the leverage ratio of the Company at the end of each quarter. The rates on September 30, 2024 and December 31, 2023 were 6.2% and 6.7%, respectively.

As of September 30, 2024, there was $350.0 million outstanding under the Delayed Draw Term Loan. Borrowings under the 2022 Delayed Draw Term Loan Agreement will bear interest at either an adjusted Term SOFR benchmark rate plus a margin between 0.875% and 1.500% or a base rate plus a margin of between 0% and 0.500% and will initially bear interest at the middle of this range. The Company will pay a ticking fee on unused term loan commitments at a rate of 0.175% commencing with the date that is ninety (90) days after the Closing Date. The interest rate on September 30, 2024 and December 31, 2023 were 6.1% and 6.6%, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures

Our management carried out, as of September 30, 2024, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2024, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information required by this Item 1 is included in “Note 12 – Contingencies” included in the Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Form 10-Q which is incorporated herein by reference.

Item 1A. Risk Factors.

There has been one addition to our Risk Factors disclosed in the Company’s Form 10-K for the year ended December 31, 2023. The additional risk factor is presented below:

Risk Factors:

Parsons Government Services, Inc. has a contract with a confidential federal government client which constitutes material revenue in our Federal Solutions business segment. The confidential client advised that, although Parsons has strong performance on this program, they are considering whether to exercise the second option year to extend Parsons’ existing contract through Q1 2026 or to otherwise re-compete the contract. If the client does re-compete the contract, Parsons intends to submit a proposal for the continued performance of its work. If the contract is re-competed, and it is not awarded to Parsons, it could have a material adverse impact.

As described in the Form 10-K, the United States federal government is our largest customer and is projected to make up 60% of our total revenue for 2024. Two customer sets within the federal government are projected to exceed 20% of revenue given recent growth.

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

As of September 30, 2024, the Company has $90 million remaining under the stock repurchase program.

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

As of September 30, 2024, the Company has spent $64.7 million (which includes commissions paid of $31.2 thousand) repurchasing 1,557,529 shares of Common Stock (all of which have been retired) at an average price of $41.54 per share.

There were no share repurchases for the three months ended September 30, 2024.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parsons Corporation

Date: October 30, 2024	By:	/s/ Matthew M. Ofilos
Matthew M. Ofilos
Chief Financial Officer
(Principal Financial Officer)