Form 10-K
period 2024-12-31
PARSONS CORP
filed 2025-02-19
CIK 275880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2024, was $8.7 billion.

The number of shares of Registrant’s Common Stock outstanding as of February 11, 2025 was 106,777,126

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Parsons’ 2025 Proxy Statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
our dependence on the award, maintenance and renewal of long-term government contracts, which are subject to the government’s budgetary approval process;
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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

iii

PART I

Item 1. Business.

Overview

Parsons is a leading provider of the solutions and services required to support the complex security environment, unprecedented global infrastructure demand, and a world of digital transformation impacting our customers. For more than 80 years, we have solved our customers’ most challenging problems and enabled a safer, smarter, more secure, and more connected world thanks to a culture of innovation, a focus on delivery, and a mission-focused workforce. Across those eight decades, we’ve established ourselves as a leading provider of integrated solutions and services that solve emerging customer challenges by leveraging our depth of experience and expertise in the markets where we operate. Today, that legacy of success has never been more true or more important, with Parsons uniquely positioned to deliver innovative solutions to our customers’ most challenging current and emerging requirements.

We have developed significant expertise and differentiated capabilities in key end markets including cyber and intelligence, space and missile defense, critical infrastructure protection, transportation, environmental remediation, and urban development. Whether a first-of-a-kind sustainable, industrial city that runs on 100% renewable energy, security-as-a-service platform that uses advanced analytics and artificial intelligence/machine learning to defend against critical infrastructure cyber threats (transportation, utility, water, facility and healthcare), or elimination of emerging contaminants from the environment, we deliver integrated solutions that our customers need and the world demands. Across those programs, we have developed longstanding relationships with a wide-ranging global customer set that includes U.S. federal government departments and agencies, the U.S. military, state and local governments, and international clients; all know Parsons as a trusted partner sought out for our commitment to their success. We’ve further differentiated ourselves with those customers by delivering solutions through our One Parsons approach, bringing together capabilities from across our markets to provide integrated and unique offerings that leverage our global experience and in-depth technological expertise in areas of emerging demand such as our application of artificial intelligence to critical areas including cyber, engineering design, traffic management and counter unmanned aircraft systems.

Organizationally, we operate in two reportable segments, Federal Solutions and Critical Infrastructure, with revenue contribution of 59% and 41%, respectively, and adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) contribution of 69% and 31%, respectively, for the year ended December 31, 2024 (“fiscal 2024”). See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Results” for further discussion on our segments.

Federal Solutions: Our Federal Solutions segment is an advanced technology provider to the U.S. government, delivering timely, cost-effective solutions for mission-critical projects. We provide critical technologies, including cyber; missile defense; intelligence; electronic warfare; space ground systems; space and weapon system resiliency; geospatial intelligence; signals intelligence; environmental remediation; border security, critical infrastructure protection; counter unmanned air systems; biometrics and biosurveillance. The U.S. government and its agencies represent substantially all of the revenue of our Federal Solutions segment. These U.S. government agencies include the Intelligence Community, the Departments of Defense, Energy, Labor, State, Homeland Security, and Commerce, the United States Postal Service, the National Aeronautics and Space Administration, and the Federal Aviation Administration.

Critical Infrastructure: Our Critical Infrastructure segment provides program management, design and engineering services, and owners representative support for complex physical and digital infrastructure around the globe. We develop digital solutions focused on next generation aviation; rail and transit; bridges, roads and highways; and leverage sensors and data to drive smart sustainable infrastructure. Our capabilities in environmental remediation, water and wastewater treatment systems, and urban development allow us to deliver value to our customers by employing advanced technologies, improving timelines and decreasing costs while reducing environmental impacts and improving the quality of life. We design and lead the delivery of complex infrastructure projects, leveraging our expertise as a leader in bridges, transportation, and urban development to support customers in programs that are transforming the global landscape. We serve a wide-ranging global customer base including federal, state, municipal and industry customers, and private sector infrastructure owners, such as the transportation authorities for the cities of Los Angeles, San Francisco, New York, and Paris, the state of New Jersey, Amtrak, CSX, Metrolinx (Ontario, Canada), Southern Nevada Water Authority, the Royal Commission for Riyadh City, Dubai Roads and Transportation Authority, Abu Dhabi Department of Municipalities and Transport, Qatar Public Works Authority, Saudi Arabia’s Public Investment Fund, and international developers.

Advances in technology and geopolitical events are dramatically shifting the operating landscape across our markets, with pressing challenges ranging from confronting increasingly sophisticated cybersecurity threats to upgrading aging infrastructure to reducing environmental footprint and improving water quality. Our customers are seeking smart technology-enabled solutions leveraging artificial intelligence to enhance and transform their systems performance and to address these challenges. Parsons’ extensive capabilities enable us to provide our services, products, and solutions across the national security and critical infrastructure markets, and we are well positioned to benefit from the trends in these markets. We have capabilities in the following four areas that span our two segments and four business units:

Systems Integration: We provide engineering services and technology for large digital and physical systems with high technical complexity. We lead projects from concept development through research and design, implementation, testing and verification, ensuring interoperability of these complex, disparate systems.

Program Management: We provide expertise and technology to advance our customers’ execution of large, complex projects within their defined, technical, quality, time and cost parameters.

Design Engineering: We provide advanced systems and infrastructure engineering design associated with utility capital projects, water/wastewater treatment, environmental remediation, ammunition plant upgrades, roads and highways, bridges, rail and transit systems, and other associated infrastructure. Additionally, we are leveraging digital engineering technology including model-based systems engineering and digital twins.

Product Development: We develop software and hardware across many domains and mission-specific applications. Our experienced engineers and developers design, develop, integrate, operate and sustain mission-critical software and hardware products for intelligence, defense and infrastructure customers.

Our customer relationships, which are based on a long history of successfully delivering complex technical solutions and services, are key to our success. We are often involved in the early stages of our customers’ planning processes, which allows us to efficiently optimize our delivery model. These relationships, along with our technical expertise and intellectual property, enable Parsons to successfully provide solutions that meet our customers’ demanding technical and execution requirements and fulfill our corporate purpose of developing a better world.

Our Services, Products and Solutions

Within each of our segments, we focus our solutions, products and services on the needs of customers in each of our business units. Parsons is differentiated by our people, processes, and technology that work together to develop, rapidly prototype and deploy specialized hardware, software and infrastructure solutions to meet continually evolving customer missions and needs. With a culture driven by agility, innovation and collaboration, we provide operationally proven capabilities in emerging technical areas, including advanced analytics, artificial intelligence/machine learning, cyber, electronic warfare, environmental remediation and space systems. We perform systems integration, product development, program management, and engineering across our segments and business units.

In fiscal 2024, we generated revenues of $6.8 billion, net income attributable to Parsons Corporation of $235.1 million and Adjusted EBITDA of $605.0 million. For a definition of Adjusted EBITDA and reconciliation to net income attributable to Parsons Corporation, see Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We achieved an overall win rate of 72% in fiscal 2024, 66% in the year ended December 31, 2023 (“fiscal 2023”) and 49% in the year ended December 31, 2022 (‘fiscal 2022”), which includes strong re-compete win rates of 84% in fiscal 2024 giving us long-term certainty on key contracts. As of December 31, 2024, our total backlog was $8.9 billion, an increase of 4% from December 31, 2023~~.~~

Federal Solutions

Our Federal Solutions business provides integrated solutions, software and hardware products, and engineering design services. Federal Solutions consists of two business units: Defense & Intelligence (D&I) and Engineered Systems (ES). Our strategy is to deliver information dominance across all domains.

•
D&I—Our D&I business unit is organized into three related areas: defense, space and engineering services; cyber and national operations; and high consequence missions. Our customers include the U.S. Department of Defense, the U.S. Intelligence Community, the Department of Commerce, and the National Aeronautics and Space Administration. D&I is a mission partner for differentiated technical solutions, products, and services, delivering innovations in cyber, space, missile defense, multi-domain command and control, intelligence, surveillance and reconnaissance, electromagnetic spectrum dominance, and directed energy. Our solutions are used to meet national security challenges from space to the tactical edge around the globe. In 2024, we expanded our footprint across the important INDOPACOM region.
▪
Defense Space and Engineering Services – We provide software, hardware, and technical expertise to clients across a variety of mission areas, including but not limited to, space, missile systems, and warfighter applications. Our customers span the U.S. Intelligence Community, including the (Defense Intelligence Agency (DIA), National Geospatial-Intelligence Agency (NGA), National Reconnaissance Office (NRO)); U.S. Department of Defense (DOD) (military services, Special Operations Command (SOCOM), Missile Defense Agency (MDA), United States Cyber Command (CYBERCOM); National Oceanic and Atmospheric Administration (NOAA), and National Aeronautics and Space Administration (NASA).
▪
We provide satellite ground systems support and operations, flight dynamics, data fusion and analytics, platform system integration, directed energy, joint all-domain operations, and command and control systems.
▪
As an example, our ground systems enable efficient and effective access to space for small satellites on the Polar Operational Environmental Satellite (POES) and other commercial, national security and small class launch systems. Importantly, we offer this innovative ground spacecraft operations center on a commercial as-a-service business model.
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

▪
Cyber and National Operations – We provide capabilities across the digital landscape, including full-spectrum cyber, defensive cyber operations, information operations, and analytics. Our customers include the U.S. intelligence community, U.S. Cyber Command, DOD research laboratories, and military cyber services. The acquisition of Black Signal expands our offensive solution offerings and our intelligence community customer base.
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
▪
Our tools and products are used across a wide variety of electronic warfare operations, including commercial cellular survey, automated signal identification and characterization using Artificial Intelligence/Machine Learning (AI/ML), signal modeling and simulation used for radio frequency (RF) ranges and test and evaluation centers using our Threat Representative Environment (TReX) platform, and integrated RF and cyber solutions to deliver effects from long standoff distances.
▪
We conduct vulnerability research and provide resiliency solutions for existing weapon systems, critical infrastructure, and space systems, while supporting the development and integration of next generation electronic warfare capabilities. We also develop analysis and anomaly detection tools for radio frequency and airborne communications.
•
ES—Our ES business unit focuses on advanced technology services for complex energy and chemical systems, aviation, life sciences and bio-surveillance systems, environmental remediation, security and protection systems, and associated complex infrastructure. Representative customers include the Department of State (DOS), Department of Energy (DOE), Defense Threat Reduction Agency (DTRA), Department of Homeland Security (DHS), U.S. Army Corps of Engineers (USACE), Federal Aviation Administration (FAA), National Aeronautics and Space Administration (NASA), United States Postal Service (USPS), Department of Labor (DOL), and Jet Propulsion Laboratory (JPL). Representative offerings include weapons of mass destruction elimination, munitions destruction; remediation of unexploded ordinances and hazardous, toxic, reactive wastes; architectural and engineering design; program and construction management; infectious disease control; advanced electronic security systems; border security; counter-unmanned aircraft systems; and biometrics solutions.
•
Our expertise includes designing and upgrading processing and production facilities such as Army ammunition, technology deployment in response to pandemic outbreaks, and delivery of solutions addressing resiliency, security and sustainability, as well as delivery of highly-complex infrastructure in challenging environments and geographies.
•
Representative programs include the National Science Foundation’s Antarctica Infrastructure Modernization for Science, the FAA Technical Services Contract, the

DTRA Cooperative Threat Reduction Integrating Contract, the Department of State Overseas Security Installation Services, and the Radford Army Munition Plant Energetic Waste Incinerator.

Critical Infrastructure

Our Critical Infrastructure business provides planning, engineering, program management, owners representative and digital solutions consisting of two business units focused on two major geographies: North America (INF-NA) and Europe, Middle East, and Africa (EMEA). Our growth strategy includes leveraging our portfolio of sophisticated engineering solutions and technologies for complex physical infrastructure projects to capture the increasing demand and investment in global infrastructure programs. We are expanding our portfolio in key emerging growth areas, including intelligent transportation systems, smart mobility, environmental remediation, events management, urban development and rebuild, and water/wastewater treatment.

•
INF – NA - Our INF – NA business unit provides planning, engineering and management services for complex infrastructure, including bridges and tunnels, roads and highways, and water and wastewater. Our customer relationships include states (e.g., Texas, Florida, California, Colorado, Washington, Illinois, New York, New Jersey and Georgia), cities, and Canadian provinces and territories (e.g., Ontario, British Columbia, Quebec, Nova Scotia, and Alberta), as well as transportation, water and wastewater authorities. Our capabilities include technologies in long-span bridges, tunnels, building Information modeling, and water/wastewater treatment and conveyance.
•
Examples of our design capabilities are our role as the lead designer of the Tacoma Narrows Bridge, the largest twin tower suspension bridge in the world when it opened, lead designer for the new Goethals Bridge connecting Staten Island, NY and Elizabeth, NJ, and lead designer for the Federal Way rail extension for Sound Transit in Seattle.
•
For program management, we are the Owner’s Engineer for the Gordie Howe International Bridge between Windsor, Ontario and Detroit, Michigan, which will have the longest main span of any cable-stayed bridge in North America and Gateway, the new Hudson River Tunnel. In addition, we are the program manager for the California Delta Water Conveyance Modernization Project, a multi-billion environmentally compliant water transfer project to improve water supply sustainability and reliability for human and environmental uses.
•
INF- NA - Our INF-NA business unit also includes intelligent transportation systems, utilities, environmental remediation, emerging contaminants (including PFAS/PFOS), aviation, rail and transit, and ParsonsX, our enterprise digital transformation organization. Our customers include state and local governments, Fortune 100 companies, utility companies, smart city developers, and private sector infrastructure owners, such as the transportation authorities for the cities of Los Angeles and New York, states and provinces, and rail and transit entities, including Amtrak, CSX, Metrolinx (Ontario Canada), and WMATA. Technology capabilities include AI/ML, cloud, digital twins, cyber, systems integration, intelligent transportation network software, vehicle inspection data analytics software, automated people mover, electric vehicle infrastructure, and autonomous vehicle integration.
•
Parsons provides integrated traffic solutions for arterials, smart intersections, airport landside, ports, and tolling integrators. An example is our role as provider of Advanced Traffic Management Systems, or ATMS, through our iNET™ platform. Since the first deployment in 2007, iNET® has been delivered to twenty-five state Departments of Transportation, twenty-four cities, eight county agencies, eight toll agencies, and seven different countries.
•
For aviation, we play a critical role as program manager and lead designer for global airports. We are the program manager of the environmentally sensitive Diamond Head Extension Program at Honolulu International Airport, the Houston Airport System, and

the Landside Access Modernization Program for Los Angeles International Airport; and were lead designer on the award-winning Newark Airport Terminal A replacement project known as Terminal 1.
•
Our rail and transit capabilities include systems optimization, communications-based train control, rail system design and system assurance. We have more than six decades of experience in this market and have supported over 400 rail and transit customers. Key programs include Honolulu Authority for Rapid Transit, New York MTA Systems and Facility Engineering Services, and the Bay Area Rapid Transit Communications-Based Train Control. For our bus transit customers, we provide strategic fleet transition planning, zero-emission bus infrastructure design, and benefit-cost analysis to achieve net zero goals.
•
EMEA – Our EMEA business unit has a region-wide customer base in Europe, the Middle East and Africa, with a key focus on the Gulf Cooperation Council (GCC) states. Services provided include multi-disciplinary design, technical, and management solutions from project conceptualization to urban planning, landscape architecture, sewage treatment and drainage, events management, engineering and program management, utilizing state-of-the-art digital solutions and embedded sustainability concepts for enhanced delivery of large-scale and highly complex infrastructure assets. Our client base includes top tier public authorities and state-owned developers across different markets from city-scale developments to major city-wide infrastructure schemes.
•
Our extensive planning and design capabilities enable us to lead key infrastructure and development projects, including Dubai’s Integrated Traffic System design and operation to enable traffic optimization and efficiency, and transportation infrastructure projects to increase capacity and reduce congestion, Abu Dhabi’s Mid-Island Parkway connecting multiple islands for future sustainable developments, Green Riyadh landscape and infrastructure design for increased urban green space, and Denmark’s Banedanmark Rail Signaling Program to enable better centralized traffic control, energy optimization, and reduced delays.
•
Parsons has a long-standing program management legacy in the Middle East for infrastructure, mega cities, and urban development. We are part of the consortium Riyadh Metro Transit Consultants responsible for program management of the Riyadh Metro – the largest metro system under development in the world which successfully opened in 2024. We, managed successful delivery of the award-winning Abu Dhabi International Airport tripling the size of the previous terminals, led the Dubai Strategic Sewage Network program to increase capacity and sustainability, managed Lusail City Development the largest ever city development in Qatar, and provided program management of Riyadh’s King Abdullah Financial District prime business, hospitality and lifestyle destination.
•
We are members of various collaborative delivery models, including Delivery Partner on the Qiddiya destination city development near Riyadh and a team member on NEOM The Line sustainable city in Saudi Arabia
•
Parsons is considered a go-to service provider for successful and timely delivery of world events with fixed opening dates, including UAE’s World Expo 2020 for which Parsons provided site-wide infrastructure, landscape design, and construction supervision services; and for FIFA World Cup 2022, where services from transportation management planning to vehicle access strategies and design were provided to manage traffic and build resilient infrastructure for the mega sporting event.
•
The team maintains a keen focus on innovative practices. As an example, we are integrating cutting-edge AI-driven design and construction supervision technologies across over 50 major GCC projects, enhancing efficiency and capabilities and driving much needed innovation in the construction industry.

•
Our Smart Solutions Lab provides digital solutions to our clients as an important and integral aspect of our technical offerings. Within our Advisory Services group, Parsons is providing clients with relevant asset information across the full range of asset types to enable data driven management decisions and maximize ROI. We help clients optimize their lifecycle costs with a focus on O&M, including the provision of O&M planning and inspections on various roads including Dubai’s Shindagha Bridge, modeling the O&M outlook for Dubai Municipality on its major Strategic Sewage Tunnel Program, managing O&M strategy and implementation for urban development and infrastructure in Abu Dhabi with attainment of multiple Green Flag awards for parks and green spaces, and setting O&M strategies for optimized asset operations for mega cities such as Qiddiya, NEOM, as well as Yanbu and Jazan industrial cities.

Our Market Opportunities

Technology revolution and environmental impact is driving a swift pace of change, resulting in ongoing societal transformation, complicated geopolitical dynamics, a shifting threat landscape, and the globalization of commerce. To address this evolving landscape, our customers are actively seeking technology-enabled solutions at the speed of relevancy to upgrade and transform assets and operations. The below trends are key growth drivers in both our Federal Solutions and Critical Infrastructure segments.

Defense Spending Remains a Priority of the U.S. national agenda due to the reemergence of long-term strategic peer competition, which has been cited in the National Defense Strategy as the primary concern for U.S. national prosperity and security. This reemergence has resulted in increased global disorder and a security environment, defined by rapid technological change, which may be more complex than ever before. We believe the U.S. Department of Defense and Intelligence Community will continue to invest in cyber, space, artificial intelligence, electronic warfare, missile defense, and critical infrastructure protection. In addition, as a result of supporting ongoing war efforts, ammunition and munitions need to be replenished and the Army ammunition plants must be modernized to support this need.

Cyber is Mission Critical to U.S. National Security and cyber adversaries are increasing in volume and sophistication as global connectivity and the rise of social media have led to an explosion in the amount of available and exploitable data. Additionally, there has been an increase in aggressive nation state cyber activity. Attacks by cyber-criminals seeking financial gain are also growing in volume and sophistication. We believe that the cyber market will continue to grow in response to the nation state threat landscape and the vulnerabilities inherent in critical infrastructure. Our unique portfolio of Federal Solutions and Critical Infrastructure provides the technical capabilities to detect and prevent cyberattacks along with the domain knowledge to understand how to secure infrastructure from threats. Additionally, the United States must remain on the leading edge of cyber operations, platforms and tool development.

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

Global Infrastructure Needs Significant Replacements and Technology-Driven Upgrades. Physical infrastructure is in need of upgrade throughout the world and there is unprecedented spend. Furthermore, modernized infrastructure is important to recover from unexpected disasters caused by climate change. The $1.2 trillion United States Infrastructure Investment and Jobs Act (IIJA) has increased funding for roads and highways, bridges, rail and transit, and aviation. Additionally, there is significant demand in other regions, including Canada and the Middle East. The Middle East has a planned spend that exceeds $1.5 trillion per the Middle East Economic Digest and Canada has invested $140 billion through the Investing in Canada Plan launched in 2016 for a 12-year period. In particular, the Saudi Vision 2030 focus is driving major industrial city and urban development projects. Critical infrastructure, specifically transportation infrastructure that is essential to national economic and security concerns, is also vulnerable to cyber threats. We believe that a focus on safety, security, sustainability and environmental impacts will continue to drive replacement of aging infrastructure.

Per- and Polyfluoroalkyl Substances (PFAS) Remediation. PFAS are manufactured chemicals that have been used in industry and consumer products since the 1940s. Scientific studies have shown that exposure to PFAS in the environment may be linked to harmful health effects in humans and animals. Therefore, there is a need to reduce PFAS in the environment – groundwater, soil, and surface water. The Environmental Protection Agency has taken actions, including $10 billion of funding to address emerging contaminants in the IIJA, issuing health advisories and proposing new, legally enforceable Maximum Contaminant Levels for PFAS substances found in drinking water. Parsons has unique capabilities, expertise, and experience to mitigate PFAS risks and liabilities for federal, state, and commercial customers.

Urbanization Creates Demand for Smart Cities with Connected Populations. Cities around the globe increasingly demand connected and more sustainable capabilities, such as sensor networks and communication strategies to connect streetlights, security cameras, and emergency systems, to provide important real-time information and better serve their citizens and reduce carbon emissions. Integrated corridor management solutions, intelligent transportation systems, advanced rail systems, and updated telecommunication networks will keep cities around the world functioning as smart and sustainable cities and serve as engines for economic growth.

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

Change equals opportunity, and Parsons is well-positioned to serve a large array of global customers. Across a broad set of industries, we provide smart and agile solutions that create the future for our national security and critical infrastructure customers as they adapt to the rapid changes of a more interconnected and technology-driven world.

Our Competitive Strengths

Proven Track Record

Our proven track record is a result of our strong performance, the dedication of our employees, and our longstanding customer relationships. We focus on being a company that delivers on its promises, holds integrity at the highest level and successfully assists our clients as they execute their most complex missions. Driven by our integrated people, processes and technology approach, we have a reputation for innovation and delivering mission outcomes for our customers’ most important endeavors.

Our differentiated business model and ability to move up the value chain and win larger programs, has driven high win rates with strong book-to-bill, leading organic revenue growth, expanded bottom line performance, and low capital requirements. We achieved average award and incentive fees of 86% in fiscal 2024, 92% in fiscal 2023 and 91% in fiscal 2022. Incentive fees are fees earned for achievement of certain performance criteria included in our contracts, such as achievement of target completion dates or target costs, and our incentive fees average is calculated as the actual incentive fees achieved as a percentage of incentive fees expected to be earned in the applicable period. In addition, we achieved a win rate of 72% in fiscal 2024, 66% in fiscal 2023 and 49% in fiscal 2022. Our re-compete win rate was 84% in fiscal 2024, 93% in fiscal 2023 and 89% in fiscal 2022. In fiscal 2024, our Federal Solutions revenues increased 33% and our Critical Infrastructure revenues increased 13% year-over-year. As of December 31, 2024, our backlog was $8.9 billion, an increase of 4% from year end fiscal 2023.

Long-Term Customer Relationships

We maintain long-term relationships with key government and commercial customers, many of which span over 40 years. For example, in the Federal Solutions segment, we have been providing support to the Missile Defense Agency for nearly 40 years with over 1,000 personnel embedded with the customer. We have provided services to the Department of Energy (DOE) for over 50 years on a variety of projects, including work on DOE’s National Nuclear Security Agency program and have provided over 20 years of support to the United States Space Force and predecessor organizations. In the Critical Infrastructure segment, we have supported the Washington Metropolitan Area Transit Authority for over 50 years and have served as Program Manager for Yanbu Industrial City for nearly 50 years.

These longstanding relationships give us the insight and customer intimacy to align our research and development investments based on customer needs and enable high win rates for prime contract positions on the most technically demanding assignments. We believe that our position as a recognized leader in integrity, innovation, operational efficiency, safety and security, environmental and health, and our ability to deliver exceptional quality, has resulted in a high level of re-compete wins and has driven substantial customer loyalty. Our six core markets, including cyber and intelligence, space and missile defense, critical infrastructure protection, transportation, environmental remediation and urban development require leading-edge technologies and extensive technical know-how, and necessitate consistently exceptional performance, thus further entrenching us with our key customers and driving our long-term relationships.

Technology Innovation

Technology and our people are our most important assets, together they underpin our ability to consistently deliver for our customers. Investment in key technological capabilities is core to our business and helps us to stay at the forefront of the evolving trends across our end markets. To meet the challenges of tomorrow, we are focusing our technology investment in areas including artificial intelligence and machine learning; digital transformation; space, cyber and electronic warfare; assured position navigation and timing; emerging contaminant remediation; and quantum computing. The work of our collaborative, highly skilled and dedicated employees has enabled our long track record of continued innovation and execution on behalf of our customers. Our team of engineers, scientists, programmers and other specialists include PhDs and certified hackers, and over 4,000 of our skilled workforce hold government security clearances, which provides a competitive advantage for the highly technical and demanding work we perform. Our dual technical career path and Technical Fellows program enable retention and development of our strong technical talent.

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

With over 233 sustainability accreditations, we deliver resilient infrastructure, and sustainable projects that utilize best industry practices, as well as utilize leading edge technology and tools to provide environmental remediation. We work with customers to achieve and obtain the highest possible ratings such as the LEED, Envision, Estidama, and others.

We are proud to work with customers, such as the Indiana Finance Authority, on the first bridge and tunnel project to achieve Envision recognition; and we have obtained LEED certifications of transit and aviation facilities with customers in the United States, United Arab Emirates, and the Kingdom of Saudi Arabia.

Parsons is focused on the risks and opportunities associated with climate change. In 2024, Parsons elected to disclose information related to our climate-related governance, risk management and metrics utilizing the Task Force on Climate-Related Financial Disclosures (TCFD) framework. We conducted climate risk and opportunity workshops with senior leaders representing a cross-section of our geographies, markets and corporate functions. By releasing annual Environmental, Social and Governance (ESG) disclosures and increasing our transparency, we received improved ratings from ISS, MSCI, Sustainalytics and S&P Global.

The Corporate Governance and Responsibility Committee of our Board of Directors provides oversight of environmental, social and governance, including climate-related topics, and the Audit and Risk Committee provides oversight of our enterprise risk management program, including climate-related risks. Our Chief Executive Officer holds overall executive-level responsibility for these matters.

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

World Class Talent

We aim to be the employer of choice for top talent in every market that we serve by fostering a positive culture for employee engagement; emphasizing health and wellbeing for all employees; and encouraging career development at all levels of the organization. Our success is measured by our business performance, by the enthusiasm of our employees, and by our commitment to our employees’ growth. We strive to be a destination employer that attracts, retains and develops our workforce.

Demonstrated Ability to Identify and Execute Acquisitions to Transform our Business

Strategic acquisitions that augment our technology offerings and capabilities are a key tenet of our growth strategy. We have completed thirteen strategic acquisitions since 2017. Ten of these acquisitions were within the Federal Solutions business segment, two were in the Critical Infrastructure segment (I.S. Engineers, LLC, and BCC Engineering, LLC) and the remaining one spanning both segments (IPKeys Power Partners). Our focus continues to be moving up the value chain with technology differentiation and in particular software. We seek companies that meet our strict financial criteria and have a similar mission-focused culture. These acquisitions include:

•
BCC Engineering, LLC: Acquired November 1, 2024, at a purchase price of $232.7 million. BCC is a full-service engineering firm that provides planning, design, and management services for transportation, civil and structural engineering projects in Florida, Georgia, Texas, South Carolina, and Puerto Rico. This acquisition strengthens Parsons’ position as an infrastructure leader while expanding the company’s reach in the southeastern United States, an area where the Infrastructure Investment and Jobs Act (IIJA) provided approximately $100 billion in Federal Highway Administration dollars for fiscal years 2022 through 2026.
•
BlackSignal Technologies, LLC: Acquired August 16, 2024, at a purchase price of $203.7 million. BlackSignal is a next-generation provider built to counter near peer threats. This acquisition expands Parsons’ customer base across the Department of Defense and Intelligence Community and significantly strengthens Parsons’ positioning with full-spectrum cyber and electronic warfare, while adding new capabilities in the counterspace radio frequency domain – markets anticipated to grow more than 10% annually with double digit margin expectations. BlackSignal uses artificial intelligence and machine learning to create innovative signal processing techniques that detect and disrupt difficult to access command and control systems and platforms.
•
I.S. Engineers, LLC: Acquired on October 31, 2023 for a purchase price of $12.2 million. I.S. Engineers is a full-service consulting engineering firm which specializes in transportation engineering, including roads and highways, and program management located in Texas. Texas is poised to receive nearly $30 billion in total transportation funding from the Infrastructure Investment and Jobs Act between 2022 and 2026.
•
Sealing Technologies, Inc.: Acquired on August 23, 2023 for a purchase price of $176.0 million. SealingTech expands Parsons’ customer base across the Department of Defense and Intelligence Communities and further enhances Parsons’ capabilities in defensive cyber operations; integrated mission-solutions powered by artificial intelligence (AI) and machine learning (ML); edge computing and edge access modernization; critical infrastructure protection, and secure data management that protects national security.
•
IPKeys Power Partners, Inc.: Acquired on April 13, 2023 for a total purchase price of $43.0 million. IPKeys enhances Parsons’ critical infrastructure protection capabilities through comprehensive cloud-based cybersecurity, software solutions that operate at the intersection of information and operational technology (IT and OT), and technologies that will help accelerate the global clean energy transition. This acquisition expands Parsons’ presence in two rapidly growing end markets: grid modernization and cyber resiliency for critical infrastructure.
•
Xator Corporation: Acquired on May 31, 2022 at a purchase price of $387.5 million. Xator expands Parsons’ presence within the U.S. Special Operations Command, the Intelligence Community, Federal Civilian customers, and global critical infrastructure markets, while providing new customer access at the Department of State. Xator also expands Parsons’ customer base and brings differentiated technical capabilities in critical infrastructure protection, counter-unmanned aircraft systems (cUAS), intelligence and cyber solutions, biometrics, and global threat assessment and operations, increasing our addressable market in both the Federal Solutions and Critical Infrastructure segments.

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

In a complex security environment with adversaries challenging on every domain and an economy driven by digital transformation, Parsons leverages innovative technologies to deliver integrated solutions at the speed of relevance. Our global integrated solutions span all domains (sea, land, air, space and cyber), ensuring information dominance and smart, sustainable infrastructure.

To create the future, we focus on people-first, “get-to-yes”, and having top positions in high-growth, sustainable and profitable markets. This focus includes hiring, retaining, and developing our employees, continually enhancing and optimizing our core business processes, resourcing and capitalizing on our high-growth markets and acquiring and integrating companies that possess transformative and disruptive technologies.

People First

Driven by our people-first and high-purpose culture, we recognize that our people are key to our success in developing and delivering the technology and solutions to support our customers’ critical missions. Our most important asset is our team of talented employees, over 19,600 as of December 31, 2024, who are committed and passionate experts critical to delivering leading capabilities and whose expertise is sought by our clients for their most sophisticated applications and challenges. Our employees choose Parsons and stay with us for the opportunity to collaborate with our customers, deploy our expansive technical resources, rapidly bring bold ideas to market and work on leading solutions to enable a better world. Our management team has extensive experience executing strategies for delivering profitable growth and is recognized for operational excellence and leadership integrity. They have strong leadership capabilities in the markets we serve and the solutions and technology we deliver. Most importantly, we strive to give our employees and managers the best possible employee experience throughout their careers with Parsons.

We are committed to attracting, retaining, and developing an experienced workforce by having a:

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
•
Cross-selling new solutions to our existing customers and existing solutions to new customers

•
Promoting a culture that enables employees to drive technology and business model innovation
•
Streamlining operations and processes to optimize performance delivery and reduce overhead expenditures
•
Rigorously managing our working capital to maximize cash flow
•
Committing to being a responsible corporation for Parsons and our customers

Top Positions in High-Growth, Sustainable Markets

We have a balanced portfolio between national security and critical infrastructure and a wide range of end markets. We recognize the importance of driving business focus and will resource/invest in areas where we believe Parsons can have a top position in markets that are high-growth, profitable, and enduring. These include cyber and intelligence, space and missile defense, transportation, environmental remediation, and urban development. We utilize the following strategies, among others, towards achieving this goal:

•
We continuously evaluate and shape our portfolio to divest, exit and de-emphasize lower-performing businesses and markets.
•
We invest in critical, differentiated technology areas, including artificial intelligence, assured position navigation and timing, PFAS remediation, space cyber/electronic warfare, and product development in areas including defensive cyber, space command and control, intelligent transportation systems, spectrum operations and biometrics.
•
We seek continuous expansion in our focused high-growth markets:
o
Cyber and Intelligence – Continue our growth momentum by offering end-to-end full spectrum cyber operations including solutions, tools, operations and platforms for our U.S. Department of Defense and Intelligence Community customers.
o
Space and Mission Defense – Extend our space situational awareness, command and control and enterprise ground systems and assured position, navigation and timing solutions to our current space customers and to new space, and geospatial customers in the government and commercial space markets. Support our customer’s integrated air and missile defense strategy and deployment. Provide thought leadership in evolving areas, including counter hypersonics.
o
Critical Infrastructure Protection – Provide critical infrastructure protection in sectors where we have installed base, including facilities, health care, transportation, water and energy. Deliver holistic solutions including electronic security systems, cybersecurity, counter unmanned air systems and biometrics.
o
Transportation – Capitalize on the increased IIJA funding and increased global transportation and infrastructure spending to further our roads and highways, bridges, rail and transit, and aviation business. Leverage technology to drive smart infrastructure.
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

As of December 31, 2024, our total backlog was approximately $8.9 billion, consisting of $5.9 billion of funded backlog and $3.0 billion of unfunded backlog. We expect to recognize $3.9 billion of our funded backlog as of December 31, 2024 as revenues in the following twelve months. However, our government customers may cancel their contracts with us at any time through a termination for convenience or may elect to not exercise option periods under such contracts. In the case of a termination for convenience, we would not receive anticipated future revenues but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed.

Competition

The industries we operate in consist of a large number of enterprises ranging from small, niche-oriented companies to multi-billion-dollar corporations that serve many governmental and commercial customers. We compete on the basis of our technical expertise, technological innovation, our ability to deliver cost-effective multi-faceted solutions and services in a timely manner, our reputation and relationships with our customers, qualified and/or security-clearance personnel, and pricing. Our peer group in Federal Solutions are U.S. federal systems integrators and service providers such as Booz Allen Hamilton, CACI International Inc, Leidos Holdings, Inc., and Science Applications International Corporation. Our peer group in Critical Infrastructure includes AECOM, Jacobs Solutions Inc., Stantec, Tetra Tech, Inc., and WSP.

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

Our professionals are highly educated, with a wide range of technical acumen and in-depth domain knowledge and expertise. Our culture and values enable us to continue attracting qualified talent, particularly those with security clearances and requisite skills in multiple areas, including Project Management, Engineering, Software Development, Cyber, Data Analytics, Environmental and Architecture. We have over 10,300 employees who hold degrees and 3,300 with advanced degrees and professional credentials as of December 31, 2024. Our experienced teams understand our clients and are comprised of technology subject matter experts and professionals with deep knowledge and experience.

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

This year, we saw some of our highest participation rates among our business groups and functions, with an overall response of 60 percent, which is higher than last year’s overall rate of 54 percent. We are also pleased that our employee engagement score was 80 against a benchmark of 75, up from 78 in 2023. At the highest level, our results describe an organization with a strong performance-driven and team-based culture.

Employee Recognition

As a people first organization, we are dedicated to recognizing employee performance and promoting a culture of recognition. We are immensely proud to maintain a formal employee recognition program that is 100% developed and maintained in-house – a rare accomplishment in our industry. We approach company culture this way: recognition is a mindset.

The Distinguished Recognition and Incentive Program, affectionately known as the DRIVE Program, recognizes, rewards, and encourages high-caliber work. The DRIVE program is comprised of nine distinct award levels, each with its own criteria, workflow, and rewards – some monetary and some non-monetary. The program is open to all part- and full-time employees around the globe, and awards can be distributed from supervisor to team or team member, individual contributor to supervisor, and from peer to peer. That flexibility is what we are most proud of—all employees can recognize someone else or be recognized themself. In 2024, we are pleased that over 4,500 DRIVE awards were conveyed to our employees with monetary awards totaling over $7.5 million.

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
•
Intentional Leadership Program (ILP) – This is a program for senior leaders, Director-level and above. Participants will complete a facilitated 2-day curriculum designed to strengthen senior leadership skills and help participants intentionally define their own leadership approach while fostering cross-organizational communication and relationship-building.
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

Employee Stock Ownership Plan

At December 31, 2024, approximately 6,600 of our employees participated in our Employee Stock Ownership Plan (ESOP) which held 54,117,904 shares at December 31, 2024. Our employees own approximately 40% of the total outstanding shares in the ESOP. In December 2020, the board of directors approved an amendment to the ESOP to provide greater diversification rights to participants. The amendment provides that, with respect to all diversifications elected or processed after January 1, 2021, the definition of a qualified participant shall mean a participant who has attained the age of 50 and who has completed at least three years of participation in the ESOP and other criteria. Each qualified participant shall generally be permitted to direct the ESOP as to the diversification of 50% of the value of the eligible vested portion of the participant’s ESOP account. Further, in January 2021, the board of directors approved an amendment to the ESOP whereby distributions to participants in the Plan were modified as follows: (1) the threshold amount of an ESOP participant’s balance to be eligible for a single lump sum distribution was increased from $20,000 or less to $500,000 or less; (2) the threshold balance for a participant to be eligible to receive payment in two annual installments was increased from $40,000 or less to $750,000 or less; and (3) the threshold balance for a participant to be eligible to receive payment in three annual installments was increased to greater than $750,000. This change was made to facilitate greater flexibility for certain eligible participants to receive their balances in fewer installments and to accelerate the increase in publicly traded float for the Company’s common stock. In April 2022, the board of directors approved an amendment providing for lump sum distributions to participants and removing the annual installments. Annual diversification elections and five-year vested termination distributions are not impacted by this amendment and will still occur annually and over installments as outlined in the Plan.

Employee Stock Purchase Plan

At the 2020 Annual Meeting of Parsons’ Shareholders, the shareholders approved the implementation of the Employee Stock Purchase Plan (ESPP). The ESPP provides an opportunity for eligible employees (as defined in the ESPP) to purchase Parsons’ stock. By participating in the ESPP, an eligible employee may purchase Parsons’ shares at a 5% discount from the New York Stock Exchange closing price at the end date for each offering period (June 30th and December 31st of each year). During 2024 and 2023, our employees purchased approximately 95,984 and 116,650 shares, respectively, of Parsons’ stock.

Stock Repurchase Plan

On August 9, 2021, the board of directors authorized Parsons Corporation to acquire a number of shares of common stock having an aggregate market value of not greater than $100,000,000 from time to time, commencing on August 12, 2021. In August 2022, the Board amended the stock repurchase program and authorized executive management to determine an acceptable price for repurchasing such shares. The Board authorized management to execute any agreements providing for the repurchase of the Company’s stock, subject to such conditions, on behalf of the company in such lots, blocks or other amounts, from such persons or entities, from such sources, on the open market, in privately negotiated transactions, or otherwise, on such terms and conditions, from time to time, in accordance with applicable federal and state regulations. The Board further amended this authorization in February 2024 to restore the repurchase capacity to $100 million and removed the $25 million quarterly cap on such repurchases. At the time of the February 2024 authorization, the Company had repurchased shares with an aggregated market value (including fees) of $54.7 million. The aggregate market value of shares of Common Stock the Company is authorized to acquire, from both the August 2021 and February 2024 authorizations, is not greater than $154.7 million. As of December 31, 2024, the company had repurchased 1,713,481 shares of common stock at an average price per share of $46.51 (including commissions calculated at the average price per share) for a total amount of $79.7 million.

Intellectual Property

Our intellectual property portfolio consists of issued and pending patents as well as trademarks for many of our technologies. In addition, we maintain a number of trade secrets that we endeavor to protect to ensure their continuing availability to us. Our technical expertise is vital to our growth strategy, and we believe they are a core competitive advantage. We have 40 registered patents and 19 pending patents in the United States and 5 pending patents internationally. We have 63 registered trademarks and 9 pending trademark applications in the United States, and 159 trademarks and 18 pending trademark applications internationally. We also currently offer 45 products for sale to our global customers.

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

On January 31, 2020, the U.S. Department of Defense (DOD) released the Cybersecurity Maturity Model Certification (“CMMC”) program as a framework to assess and enhance the cybersecurity posture of the Defense Industrial Base (“DIB”), particularly as it relates to controlled unclassified information (CUI) within the supply chain. CMMC is designed to ensure that contractors providing services to the U.S. DOD have implemented cybersecurity controls and processes to adequately protect information that resides on DIB systems and networks. An interim rule was issued on September 29, 2020, to amend the Defense Federal Acquisition Regulation Supplement (DFARS) by adding a new DFARS clause, 252.204-7021, which specifies CMMC requirements and enables the DOD to verify the protection of the Federal Contract Information (FCI) and CUI within the unclassified networks of DIB companies. DOD initiated an internal review and ultimately published draft “Version 2.0” of the CMMC program structure in November 2021.The DOD finalized the CNNC Program rule 32 CFR on October 15, 2024 and went into effect on December 16, 2024.

The CMMC is codified in two parts. The first, 32 CFR defines the requirements for CMMC and grants C3PAOs (CMMC 3rd Party Assessment Organizations) the ability to conduct CMMC assessments, and companies now have the ability to have official CMMC assessments conducted. The second is the 48 CFR. This rule will enforce the CMMC requirements in new and existing contracts and will allow the DOD to require a specific CMMC level in a solicitation or contract. This rule is currently in the adjudication/comment review process. The DOD has not yet provided details of timeliness for final implementation of this rule. The expectation is for the rule to be completed in mid-to-late 2025. Initially, the DFARS 252.204-7012 clause required companies to self-attest their compliance with NIST 800-171, but with the implementation of CMMC, companies will be required to be officially assessed by a C3PAO or DIBCAC (Defense Industrial Base Cybersecurity Assessment Center) depending upon the certification level pursued.

As part of the Defense Contract Management Agency (DCMA) Joint Surveillance Voluntary Assessment (JSVA) Program, Parsons procured an authorized C3PAO, that along with the DIBCAC, conducted a High Confidence (CMMC Level 2) Assessment for the Parsons’ FedNet® Secure environment in July 2023. Parsons is currently DFARS/NIST 800-171 compliant, and we anticipate that Parsons will be CMMC Level 2 certified once the CMMC program goes into effect. All 110 control requirements and 320 control objectives with NIST 800-171 were deemed 100% satisfied as per the DIBCAC’s SPRS entry and official report. Parsons anticipates expanding the CMMC Level 2 certification to additional networks in 2025.

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

Executive Officers

Carey A. Smith, age 61, was appointed Chair of the Board of Directors on January 18, 2022. She became the President and Chief Executive Officer on July 1, 2021 and was appointed to the board of directors in December 2020. She was initially appointed as President and Chief Operating Officer in November 2019, Chief Operating Officer in November 2018 and led Parsons’ Federal Solutions business from November 2016. Before joining Parsons, Ms. Smith served in progressive leadership roles at Honeywell International Inc. (“Honeywell”) from 2011 to 2016, including President of the Defense and Space business unit. In total, Ms. Smith has 39 years of industry experience spanning the defense, intelligence and infrastructure markets. Ms. Smith serves on the Edison International board of directors, including on the Compensation and Executive Personnel and Safety and Operations Committees. She is a National Association of Corporate Directors (NACD) Directorship (NCADD.DC) and Cyber Governance Certified. Ms. Smith received an honorary doctorate degree from Ohio Northern University, a Master of Science degree in electrical engineering from Syracuse University and a bachelor-of-science in electrical engineering from Ohio Northern University. She received the GovCon Executive of the Year award in 2023 and Parsons received GovCon Company of the Year Award in 2024. Ms. Smith was selected to serve on our board of directors because of the perspective and experience that she brings as our CEO and due to her significant industry and operations experience.

Matthew Ofilos, age 45, was appointed Chief Financial Officer of Parsons Corporation effective July 25, 2022. Mr. Ofilos previously served as the Parsons’ executive vice president of finance and brings more than twenty years of finance experience and a proven track record of delivering profitable growth and building high-performance finance teams to the role. As executive vice president, Mr. Ofilos led the company’s financial operations, including project controls, financial planning, accounting, treasury, and financial systems. Prior to joining Parsons in 2021, he led multi-billion-dollar finance organizations, including those for Amazon Web Services (AWS) Worldwide Public Sector and Strategic Industry businesses. Prior to AWS, he held roles of increasing responsibility at Raytheon, concluding his tenure as CFO for the Space and Command & Control businesses for the Intelligence, Information and Services segment. Mr. Ofilos holds a Master of Business Administration from Boston University and a Bachelor of Science from Babson College.

Michael R. Kolloway, age 64, was appointed General Counsel and Corporate Secretary of Parsons Corporation in October 2017 and later became our Chief Legal Officer in January 2019. Before assuming the role of General Counsel and Corporate Secretary, Mr. Kolloway served as Deputy General Counsel – Americas from March 2016 through October 2017. Before joining Parsons, Mr. Kolloway served as Senior Vice President and Assistant General Counsel for Operations and Risk Management at AECOM Technology Corporation, a publicly traded company. Prior to his tenure at AECOM, Mr. Kolloway was a partner in the Chicago law firm of Rock, Fusco & Garvey, Ltd and a member of the Federal Trial Bar for the Northern District of Illinois. Mr. Kolloway received his Bachelor of Arts degree from St. Norbert College, his Juris Doctor from the University of Illinois College of Law and completed the General Counsel Program at the Harvard University School of Law. Mr. Kolloway served on the Board of Directors for MUSE/IQUE based in Pasadena, California. He is a member of the Association of Corporate Counsel and the In-House Mentorship Committee for the Charlotte Chapter.

Susan Balaguer, age 55, was appointed as Chief Human Resources Officer of Parsons Corporation effective July 16, 2021. Ms. Balaguer is responsible for all aspects of the human resources function, including benefits, recruitment, retention, and the employee lifecycle and employee experience for the company. Ms. Balaguer has over thirty years of extensive experience in global human resources for public and private companies, and over twelve years of experience with public and private mergers and acquisitions, private equity, and large-scale business integrations. Before joining Parsons in 2021, she served as the Chief Human Resources Officer at Serco North America and Engility. She also previously served as the senior vice president of HR operations at CACI and, for over twenty years, she held progressive HR leadership positions at Raytheon.

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
•
Our failure to comply with a variety of complex procurement rules and regulations could result in our being liable for penalties, including termination of our government contracts, disqualification from bidding on future government contracts, and suspension or debarment from government contracting.
•
A substantial portion of our business is subject to reviews, audits, and cost adjustments by government agencies, which, if resolved unfavorably to us, could adversely affect our profitability, cash flows or growth prospects.
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

•
Our business is subject to numerous legal and regulatory requirements and any violation of these requirements or any misconduct by our employees, subcontractors, agents, or business partners could harm our business and reputation.
•
Our business is subject the impact of supply chain disruption and inflation risk upon the cost of providing materials and services to customers and upon the profitability for certain contracts.
•
Our business may be impacted by the imposition of tariffs upon markets in which we conduct business.
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
•
We have operations in the Middle East, neighboring regions, and other regions across the globe, and these regions may experience turmoil, political upheaval and similar crises that may impact our current projects, future business, and financial stability.
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

In particular, with regard to our largest single customer, the U.S. federal government, budget deficits, the national debt and the prevailing economic condition, and actions taken to address them, could negatively affect the U.S. government expenditures on defense, intelligence, and civil programs for which we provide support. Two customer sets within the federal government exceeded 20% of Parsons’ revenue during 2024. Parsons was awarded the second option year to continue our contract with a confidential customer through February 2026. However, a related program performed by others has recently been paused, which impacts our ability to complete the scope of our mission. The long-term continuation of our contract is contingent on the related program restarting. If the project is halted, it would have a material adverse impact.

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

Government funding with respect to our Critical Infrastructure services fluctuates over time and new or changing government policies and priorities may affect our Critical Infrastructure business and operations. Government spending for our Critical Infrastructure services may also depend on factors related to government demand, such as the condition of the existing infrastructure and buildings and the need for new or expanded infrastructure and buildings. Our government clients may face budget cuts or deficits that prohibit them from funding proposed and existing Critical Infrastructure projects.

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

The U.S. federal government and its agencies, including the military and intelligence community, collectively are our largest customer. In particular, it represents substantially all of the revenue of our Federal Solutions segment. Approximately 23% and 18% of accounts receivable as of December 31, 2024 and December 31, 2023, respectively were derived from contracts with the U.S. federal government and its agencies. Our reputation and relationships with various U.S. government entities and agencies, including the U.S. Department of Defense, the U.S. Department of State, the Federal Aviation Administration, the United States Intelligence Community, and other federal civilian customers are key factors in maintaining and growing these revenues and winning new bids for new business. Negative press reports or publicity, regardless of accuracy, could harm our reputation. If our reputation or relationships with government agencies were to be negatively affected, or if we are suspended or debarred from contracting with government agencies for any reason, the amount of business with government and other customers would decrease and our financial condition and results of operations could be adversely affected.

Our failure to comply with a variety of complex procurement rules and regulations could result in our being liable for penalties, including termination of our government contracts, disqualification from bidding on future government contracts and suspension or debarment from government contracting.

We must comply with various laws and regulations relating to the formation, administration, and performance of government contracts, which affect how we do business with our customers and may impose added costs on our business.

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

Changes in global tax laws or their interpretation could have a material impact on our effective income tax rate.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Accordingly, our effective tax rate is impacted by changes in the mix among earnings in countries with differing tax rates. Due to economic and political conditions, many tax jurisdictions, including the U.S., have called for comprehensive changes to fiscal and tax policies that could significantly impact how we are taxed on our domestic and foreign earnings. Such changes, if enacted into law, could increase our effective tax rate and have a material adverse impact on our financial condition and results of operations. For example, the Organization for Economic Co-Operation and Development continues to advance proposals for modernizing international tax rules, including the release of global minimum tax standards referred to as the Pillar Two Model Rules (and also referred to as the Global Anti-Base Erosion (“GloBE” rules). Several jurisdictions in which we operate have enacted these rules, some of which became effective for the Company’s 2024 fiscal year. The Company has considered the impact of the GloBE implementation in its provision for income taxes and continues to monitor the impacts of the GloBE rules implementation.

We are also subject regularly to examination by tax authorities. Although we believe that our positions are reasonable, they could be materially affected by many factors, including the final outcome of tax audits, introduction of new tax legislation or regulations and related interpretations. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations. If the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our financial condition and results operation could be materially affected.

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

12% of our revenue during fiscal 2024, 13% of our revenue during fiscal 2023 and 12% of our revenue during fiscal 2022 was derived from our operations through consolidated joint ventures. In addition, 2.7% of our revenue during fiscal 2024, 3.9% of our revenue during fiscal 2023 and 5.1% of our revenues in fiscal 2022 related to services we provided to our unconsolidated joint ventures, where control resides with unaffiliated third parties, and 5.5% of our operating income during fiscal 2024, 16.6% of our operating income during fiscal 2023 and 8.8% of our operating income during fiscal 2022 was derived from equity in our unconsolidated joint ventures. As with most joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture partners and we typically have joint and several liability with our joint venture partners under the applicable contracts for joint venture projects. These factors could potentially adversely impact the business and operations of a joint venture and, in turn, our business and operations.

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

We have investments in and commitments to joint ventures with unrelated parties. These joint ventures from time to time may borrow money to help finance their activities and, in some circumstances, we may be required to provide guarantees of the obligations of our affiliated entities. As of December 31, 2024, we had $176.7 million of letters of credit and guarantees that relate to joint ventures. If these entities are not able to honor their obligations under the guarantees, we may be required to expend additional resources or suffer losses, which could be significant.

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

Revenue derived from fixed-price contracts represented 42% of our total revenue during fiscal 2024, 33% of our total revenue during fiscal 2023, and 27% of our total revenue during fiscal 2022. When making proposals on fixed-price contracts, we rely heavily on our estimates of costs, scope and timing for completing the associated projects, as well as assumptions regarding technical issues. In particular, contracts in our Critical Infrastructure segment are often won in a hard-bid process, in which clients primarily select the lowest price from a qualified bidder with the understanding that they will not pay above the bid amount, even if we perform work beyond the initial scope of our contract. In each case, our failure to accurately estimate costs, scope or the resources and technology needed to perform our contracts or to effectively manage and control our costs during the performance of work could result, and in some instances has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in connection with the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control, such as performance failures of our subcontractors, natural disasters or other force majeure events, could make our contracts less profitable than expected or unprofitable.

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

As of December 31, 2024, we had goodwill and intangible assets of $2.4 billion. Goodwill is tested for impairment annually, or more often if indicators of potential impairment exist, and intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Examples of events or changes in circumstances indicating that the carrying value of goodwill may not be recoverable could include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key contracts, customer relationships, or personnel that affect current and future operating cash flows of the reporting unit. Any future impairment of goodwill or other intangible assets would have a negative impact on our profitability and financial results.

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

We create, implement, and maintain information technology and engineering systems and also use vendors to provide services that are often critical to our clients’ operations, some of which involve sensitive information and may be conducted in war zones or other hazardous environments, or include information whose confidentiality is protected by law. As a result, we may be subject to systems or service failures, not only resulting from our own failures or the failures of third-party service providers, natural disasters, power shortages, or terrorist attacks, but also from continuous exposure to cyber and other security threats, including computer viruses and malware, attacks by computer hackers or physical break-ins. There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as a cyber services contractor, we hold classified, controlled unclassified and other sensitive information. As a result, we and our vendors face a heightened risk of a security breach or disruption resulting from an attack by computer hackers, foreign governments, and cyber terrorists. While we put in place policies, controls and technologies to help detect and protect against such attacks, we cannot guarantee that future incidents will not occur, and if an incident does occur, we may not be able to successfully mitigate the impact. We have been the target of these types of attacks in the past and future attacks are likely to occur. If successful, these types of attacks on our network or other systems or service failures could have a material adverse effect on our business, financial condition and results of operations, due to, among other things, the loss of client or proprietary data, interruptions or delays in our clients’ businesses and damage to our reputation. In addition, the failure or disruption of our systems, communications, vendors, or utilities could cause us to interrupt or suspend our operations, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if our employees inadvertently do not adhere to appropriate information security protocols, our protocols are inadequate, or our employees intentionally avoid these protocols, our or our clients’ sensitive information may be released thereby causing significant negative impacts to our reputation and exposing us or our clients to liability.

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

In addition to government contract procurement laws and regulations, we are subject to numerous other federal, state and foreign legal requirements on matters as varied as data privacy and protection, employment and labor relations, immigration, taxation, anti-corruption, import/export controls, trade restrictions, internal and disclosure control obligations, securities regulation and anti-competition. Compliance with complex and changing legal requirements is costly, time-consuming and requires significant resources. Violations of one or more of these requirements in the conduct of our business could result in significant fines and other damages, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to compete for work and allegations by our customers that we have not performed our contractual obligations.

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

Revenue attributable to our services provided outside of the United States as a percentage of our total revenue was 22.6% in 2024, 24.4% in 2023 and 24.9% in 2022. There are risks inherent in doing business internationally, including:

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

We currently have operations in the Middle East, including in Oman, Qatar, Saudi Arabia, and the United Arab Emirates. This part of the world often has conflicts, such as the current Israel-Hamas situation. Further, we may undertake work in other countries that may experience turmoil, political upheaval, or other similar crises. This uncertainty may affect our ability to continue our projects in these regions due to lack of resources, local support, and safety for our workers. If we are unable to finish these projects, it is likely that our finances will be impacted. Furthermore, we may experience liability regarding our employees and their safety and security in these locations. We also may incur material costs to maintain the safety of our personnel. Despite these precautions, the safety of our personnel in these locations may continue to be at risk. Acts of terrorism and threats of armed conflicts in or around various areas in which we operate could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts, or the loss of key employees, contractors or assets.

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

As of December 31, 2024, our total backlog was $8.9 billion, of which $5.9 billion was funded. Our backlog includes orders under contracts that can extend for several years. We historically have not realized all of the revenue included in our total backlog, and we may not realize all of the revenue included in our total backlog in the future. There is a somewhat higher degree of risk in this regard with respect to unfunded backlog and backlog related to unexercised options years and IDIQ contracts for which task orders have not yet been issued. In addition, there can be no assurance that our backlog will result in actual revenue in any particular period. This is because the actual receipt, timing and amount of revenue under contracts included in backlog are subject to various contingencies, including congressional appropriations, many of which are beyond our control. In particular, delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions could adversely affect our ability to timely recognize revenue under our contracts included in backlog. Furthermore, the actual receipt of revenue from contracts included in backlog may never occur or may be delayed because: a program schedule could change or the program could be canceled; a contract’s funding or scope could be reduced, modified, delayed or terminated early, including as a result of a lack of appropriated funds or as a result of cost cutting initiatives and other efforts to reduce government spending; in the case of funded backlog, the period of performance for the contract has expired; in the case of unfunded backlog, funding may not be available; in the case of backlog related to unexercised option years, the contract option is not yet exercised or may ever be exercised; and, in the case of backlog related to IDIQ contracts where task orders have not been issued, no further task orders may be issued. In addition, headcount growth is the primary means by which we are able to achieve revenue growth. Any inability to hire additional appropriately qualified personnel or failure to timely and effectively deploy such additional personnel against funded backlog could negatively affect our ability to grow our revenue. We may also not recognize revenue on funded backlog due to, among other reasons, the tardy submissions of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the U.S. government’s fiscal year. The amount of our funded backlog is also subject to change, due to, among other factors: changes in appropriations that reflect changes in government policies or priorities resulting from various military, political, economic or international developments; changes in the use of government contracting vehicles, and the provisions therein used to procure our services; and adjustments to the scope of services under, or cancellation of contracts, by the applicable government at any time. Furthermore, even if our backlog results in revenue, the contracts may not be profitable.

If we cannot collect our receivables or if payment is delayed, our business may be adversely affected by our inability to generate cash flow, provide working capital or continue our business operations.

As of December 31, 2024, our accounts receivable, net was $1.1 billion We depend on the timely collection of our receivables to generate cash flow, provide working capital and continue our business operations. If our customers fail to pay or delay the payment of invoices for any reason, our business and financial condition may be materially and adversely affected. Our customers have in the past and may in the future delay or fail to pay invoices for a number of reasons, including lack of appropriated funds, lack of an approved budget or as a result of audit findings by government regulatory agencies. We also experience longer payment cycles in the Middle East. We cannot assure you that we will collect all our accounts receivable in excess of our allowance for doubtful accounts in a timely manner, which would impact our cash flows.

The agreements governing our debt contain a number of restrictive covenants which may limit our ability to finance future operations, acquisitions or capital needs or engage in other business activities that may be in our interest.

As of December 31, 2024, our total indebtedness was approximately $1.2 billion. Our Credit Agreement and the agreements governing our Delayed Draw Term Loan and Convertible Notes contain a number of covenants that impose operating and other restrictions on us and our subsidiaries. Such restrictions affect or will affect, and in many respects limit or prohibit our ability and the ability of our subsidiaries to, among other things:

•
incur additional indebtedness;
•
create liens;
•
pay dividends and make other distributions in respect of our equity securities;
•
redeem our equity securities;
•
make loans, advances, investments or other restricted payments;
•
sell assets or receivables;
•
engage in certain business activities;
•
amend our ESOP’s plan documents;
•
enter into transactions with affiliates; and
•
effect mergers or consolidations.

In addition, our Credit Agreement also requires us to comply with certain financial ratio covenants, including a debt leverage ratio and an interest charge coverage ratio. Our ability to comply with these ratios may be affected by events beyond our control.

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

Our business relies heavily upon the expertise and services of our employees. Our continued success depends on our ability to recruit and retain highly-trained and skilled engineering, technical and professional personnel. Competition for skilled personnel is intense and competitors aggressively recruit key employees. In addition, many U.S. government programs require contractors to have security clearances. Depending on the level of required clearance, security clearances can be difficult and time-consuming to obtain and personnel with security clearances are in great demand. Particularly in highly specialized areas, it has become more difficult to retain employees and meet all of our needs for employees in a timely manner, which may affect our growth in the current and future fiscal years. Although we intend to continue to devote significant resources to recruiting, training and retaining qualified employees, we may not be able to attract, effectively train and retain these employees. Any failure to do so could impair our ability to efficiently perform our contractual obligations, timely meet our customers’ needs and ultimately win new business, all of which could adversely affect our business, financial condition and results of operations.

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

We are signatory to approximately fourteen active union collective bargaining agreements as of December 31, 2024 and employ more than 300 employees represented by unions. The outcome of any future negotiations relating to union representation or collective bargaining agreements for these or other employees in the future may not be favorable to us. We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefit expenses. In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations. If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

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

At December 31, 2024, we had 146,656,225 shares of our common stock issued and 106,775,350 outstanding. Of these shares, 54,117,904 shares are owned by the ESOP, 52,657,447 shares are publicly owned, and 39,880,875 shares are Treasury stock. We are party to a registration rights agreement with the ESOP Trustee, providing the ESOP with certain demand registration rights related to shares held by the ESOP in the event the ESOP Trustee determines in good faith, in exercising its fiduciary duties under ERISA, that the ESOP is required to sell its shares, which we believe is only likely to occur if our business, financial condition or results of operations have materially and adversely deteriorated.

Qualifying ESOP participants have the right to receive distributions of shares of our common stock from the ESOP and can sell such shares in the market.

As of December 31, 2024, there were 54,117,904 shares of common stock held in the ESOP. Shares held in the ESOP are eligible for sale in the public market, subject to applicable Rule 144 limitations, vesting restrictions and any applicable market standoff agreements and lock-up agreements. Participants are generally entitled to distributions from the ESOP only following termination of employment or upon death and in order to diversify their accounts upon attaining a specified age and completing a specified number of years of service. As previously noted in the section of Part 1, Item 1 entitled “Employee Stock Ownership Plan”, in December 2020, the board of directors approved an amendment to the Employee Stock Ownership Plan to provide more flexible diversification rights for participants, and in January 2021, the board of directors approved the modification of the thresholds for distributions to participants in the ESOP effective March 1, 2021. In April 2022, the board of directors approved an amendment providing for lump sum distributions to participants and removing the annual installments. Annual diversification elections and five-year vested termination distributions are not impacted by this amendment and will still occur annually and over installments as outlined in the Plan.

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

We have an aggregate of 853,343,775 shares of common stock authorized but not outstanding and not reserved for issuance under our 2021 Plan, under our existing Incentive Plans or otherwise. We may issue all of these shares without any action or approval by our stockholders. The issuance of additional shares could be dilutive to existing holders. We historically have made annual contributions of our common stock to the ESOP. We made contributions of 633,033 shares in fiscal 2024, 915,113 shares in fiscal 2023, and 1,188,129 shares in fiscal 2022 of our common stock to the ESOP and intend to continue to make annual contributions in shares of our common stock to the ESOP. In fiscal 2024, 2023 and 2022, we made annual contributions to the ESOP in shares of our common stock in the amount of 8% of the participants’ cash compensation for the applicable year (net of shares forfeited by participants in the applicable year). For future fiscal years, the annual contribution to the ESOP shall be in amounts as determined by the board of directors.

Your ability to influence corporate matters may be limited because the ESOP beneficially owns a majority of our stock and therefore our ESOP participants, voting the shares allocated to them under the ESOP, or the ESOP Trustee, who will have the right to vote shares for which no voting instructions are provided by employees, could have substantial control over us.

Our common stock has one vote per share. The ESOP beneficially owns approximately 51% of our outstanding common stock, 40% of which is owned by current employees of Parsons Corporation. Under the terms of the ESOP, each participant has the ability to direct the ESOP Trustee on the voting of the shares allocated to his or her account under the ESOP. However, the ESOP Trustee will vote any shares that a participant does not direct the voting, or any shares that are held by the ESOP which are not allocated to participants’ accounts. As such, the ESOP Trustee may be able to exercise a greater influence than otherwise over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

The ESOP holds common stock representing approximately 51% of the voting power of our common stock as of December 31, 2024. As a result, we are considered a “controlled company” for the purposes of New York Stock Exchange (“NYSE”) rules and corporate governance standards. As a controlled company, we are exempt from certain NYSE corporate governance requirements, including those that would otherwise require our board of directors to have a majority of independent directors and require that we either establish compensation and nominating and corporate governance board committees, each comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees for directors are determined or recommended to the board of directors by the independent members of the board of directors. While we intend to have a majority of independent directors, and our compensation and nominating and corporate governance committees to consist entirely of independent directors, we may decide at a later time to rely on one of the “controlled company” exemptions. Accordingly, our common stock may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

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

We use NIST Cybersecurity Framework and CIS Critical Security Controls as a guide to help us identify, assess, and manage cybersecurity relevant to our business. We are also structured to CMMC which aligns with DOD/Federal contractor program compliance. This does not imply that we meet any particular technical standards, specifications, or requirements.

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

Our Chief Security & Risk Officer reports to the Chief Technology Officer and works closely with the Chief Legal Officer to ensure that all disclosure or reporting requirements are satisfied if an incident were to occur. The Chief Security & Risk Officer leads Parsons’ overall cybersecurity function and provides quarterly reports to the Audit and Risk Committee on our cybersecurity risks, including briefings on our cybersecurity risk management program and cybersecurity incidents. The Audit and Risk Committee also receives periodic presentations on relevant cybersecurity topics as part of the Committee and the Board’s continuing education on topics that impact public companies.

Our Chief Security & Risk Officer supervises efforts to prevent, detect, mitigation and remediate cybersecurity risks and incidents through various means, which include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external cybersecurity service providers; and alerts and reports produced by security tools deployed in the IT environment. Our Chief Security & Risk Officer is responsible for assessing and managing our material risks from cybersecurity threats and has primary responsibility for leading our overall cybersecurity risks management program and supervises both our internal cybersecurity personnel and our external cybersecurity service providers. Our Chief Security & Risk Officer has significant global experience in managing and leading IT and cybersecurity teams.

Item 2. Properties.

Our headquarters are located in Chantilly, Virginia. As of December 31, 2024, we leased 246 commercial facilities (including our headquarters) with an aggregate of approximately 2.7 million square feet of space across 38 U.S. states and 15 countries used in connection with the various services rendered to our customers. Additionally, we operate at several customer-accredited Sensitive Compartmented Information Facilities, which are highly specialized, secure facilities used to perform classified work for the United States intelligence community. We also have employees working at customer sites throughout the U.S. and in other countries. We believe our facilities are adequate for our current and presently foreseeable needs.

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

In September 2015, a former Parsons employee filed an action in the United States District Court for the Northern District of Alabama against us as a qui tam relator on behalf of the United States (the “Relator”) alleging violation of the False Claims Act. The plaintiff alleges that, as a result of these actions, the United States paid in excess of $1 million per month between February and September 2006 that it should have paid to another contractor, plus $2.9 million to acquire vehicles for the contractor defendant to perform its security services. The lawsuit sought (i) that we cease and desist from violating the False

Claims Act, (ii) monetary damages equal to three times the amount of damages that the United States has sustained because of our alleged violations, plus a civil penalty of not less than $5,500 and not more than $11,000 for each alleged violation of the False Claims Act, (iii) monetary damages equal to the maximum amount allowed pursuant to §3730(d) of the False Claims Act, and (iv) Relator’s costs for this action, including recovery of attorneys’ fees and costs incurred in the lawsuit. The United States government did not intervene in this matter as it is allowed to do so under the statute. The court heard dispositive motions in 2023, including Parsons’ motion for summary judgment. We are awaiting the court’s rulings upon such motions, which will determine whether a trial will be necessary for this matter in 2025.

On July 1, 2024, a final judgment was filed with the clerk of the Superior Court of the State of California In and For the County of San Mateo with an award of damages in the total amount of approximately $102.5 million in favor of Parsons Transportation Group, Inc. and against Alstom Signaling Operations LLC (Alstom"). This proposed award relates back to a lawsuit Parsons initially filed against the Peninsula Corridor Joint Powers Board for breach of contract and wrongful termination in February 2017 (which was settled between Parsons and the Joint Powers Board in 2021) and a cross-complaint filed against Alstom Signaling Operations LLC in November 2017, as subsequently amended, for breach of contract, negligence and intentional misrepresentation. On September 23, 2024, the Court awarded pre-judgment interest in the amount of $34.0 million and amended the judgment accordingly to include such interest. Alstom filed a Notice of Appeal and has posted a bond as required under California law.

At this time, the Company is unable to determine the probability of the outcome of the litigation.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NYSE under the ticker symbol “PSN”.

Dividend Policy

During the years ended December 31, 2024, 2023 and 2022, the Company did not declare any dividends. We currently do not intend to declare or pay any cash dividends in the foreseeable future. Any determination to pay dividends on our capital stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, restrictions under our Convertible Senior Notes, or the Delayed Draw Term Loan and Credit Agreement, and other factors that our board of directors considers relevant.

Shareholders

According to the records of our transfer agent, there were three shareholders of record as of February 11, 2025.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2024 regarding compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	-		-	1,367,785	(2)
Equity compensation plans not approved by security holders	1,883,018	(3)	-	7,651,085	(4)
Total	1,883,018		-	9,018,870

(1)
Consists of the 2020 Employee Stock Purchase Plan.
(2)
Amount represents 1,367,785 shares remaining available for future issuance under the 2020 Employee Stock Purchase Plan (of which 47,860 shares were purchased pursuant to the offering period that ended on December 31, 2024).
(3)
Amount represents the sum of 1,883,018 shares of common stock subject to outstanding RSU and PSU awards under the 2019 Incentive Plan (with PSU awards reflected at “target” levels),
(4)
Amount represents 7,651,085 shares remaining available for future issuance under the 2019 Incentive Plan.

Performance Graph

The following graph compares the cumulative total return, from December 31, 2019 through December 31, 2024, to shareholders of Parsons Corporation common stock relative to the cumulative total returns of the Russell 2000 Index and the Standard and Poor’s IT Consulting & Other Services Index. The graph assumes that the value of the initial investment in our common stock and each of the two indexes was $100 on December 31, 2019, and tracks it through December 31, 2024 (including reinvestment of dividends). The stock performance included in this graph is not necessarily indicative of future stock price performance.

	12/19	12/20	12/21	12/22	12/23	12/24

Parsons Corp.	100.00	88.20	81.52	112.04	151.91	223.47
Russell 2000	100.00	119.96	137.74	109.59	128.14	142.93
S&P Composite 1500 IT Consulting & Other Services	100.00	113.44	156.48	119.55	151.77	172.40

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

As of December 31, 2024, the Company has spent $79.7 million (which includes commissions paid of $34 thousand) repurchasing 1,713,481 shares of Common Stock at an average price of $46.51 per share.

The following table presents the Company’s purchase of equity securities for the three months ended December 31, 2024.

Period	(a) Total number of shares (or units purchased)	(b) Average price paid per share (or unit) (1)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans programs
October 1 to 31, 2024	-	$-	-	$90,000,219
November 1 to 30, 2024	104,527	95.67	104,527	80,000,351
December 1 to 31, 2024	51,425	97.22	51,425	75,000,926
Total	155,952	96.18	155,952	$75,000,926

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

Lead smart, sustainable infrastructure deployment

Federal Solutions

Deliver information dominance across all domains

FINANCIAL SNAPSHOT

$6.8B
Total Revenue
(Fiscal Year 2024)

Federal Solutions 59%
Critical Infrastructure 41%

$7.0B
Contract Awards
(Fiscal Year 2024)

Federal Solutions 55%
Critical Infrastructure 45%

KEY FACTS AND FIGURES

80
Years Of History

~ 20K
Employees

$524M
Cash Flow From Operations
(Fiscal Year 2024)

1.0X
Book-To-Bill Ratio
(Fiscal Year 2024)

$8.9B
Backlog As Of
12/31/2024

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

Overview

We are a leading provider of the integrated solutions and services required in today’s complex security environment and a world of digital transformation. We deliver innovative technology-driven solutions to customers worldwide. We have developed significant expertise and differentiated capabilities in key areas of cyber and intelligence, space and missile defense, critical infrastructure protection, transportation, environmental remediation and urban development. By combining our talented team of professionals and advanced technology, we solve complex technical challenges to enable a safer, smarter, more secure and more connected world.

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

Key Metrics

We manage and assess the performance of our business by evaluating a variety of metrics. The following table sets forth selected key metrics (in thousands, except Book-to-Bill):

	Period Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Awards	$7,039,272	$5,996,780	$4,274,721
Backlog (1)	$8,893,915	$8,592,271	$8,179,245
Book-to-Bill	1.0	1.1	1.0

(1)
Difference between our backlog of $8.9 billion and our remaining unsatisfied performance obligations, or RUPO, of $6.7 billion, each as of December 31, 2024, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

Awards

Awards generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Contract awards include both new and re-compete contracts and task orders. Given that new contract awards generate growth, we closely track our new awards each year.

The following table summarizes the total value of new awards for the periods presented below (in thousands):

	Fiscal Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Federal Solutions	$3,880,290	$3,259,052	$1,921,123
Critical Infrastructure	3,158,982	2,737,728	2,353,598
Total Awards	$7,039,272	$5,996,780	$4,274,721

The change in new awards from year to year is primarily due to ordinary course fluctuations in our business. The volume of contract awards can fluctuate in any given period due to win rate and the timing and size of the awards issued by our customers.

The change in new awards in both our Federal Solutions and Critical Infrastructure segments for the year ended December 31, 2024 when compared to the corresponding period last year was primarily due to significant option period awards in our Federal Solutions segment and three large transportation awards and a mining award in our Critical Infrastructure segment.

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

The following table summarizes the value of our backlog at the respective dates presented (in thousands):

	As of
	December 31, 2024	December 31, 2023	December 31, 2022
Federal Solutions:
Funded	$1,712,627	$1,454,581	$1,257,537
Unfunded	2,961,356	3,490,781	3,586,791
Total Federal Solutions	4,673,983	4,945,362	4,844,328
Critical Infrastructure:
Funded	4,167,611	3,578,902	3,280,701
Unfunded	52,321	68,007	54,216
Total Critical Infrastructure	4,219,932	3,646,909	3,334,917
Total Backlog (1)	$8,893,915	$8,592,271	$8,179,245

(1)
Difference between our backlog of $8.9 billion and our RUPO of $6.7 billion, each as of December 31, 2024, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

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

We expect to recognize $3.9 billion of our funded backlog at December 31, 2024 as revenues in the following twelve months. However, our U.S. federal government customers may cancel their contracts with us at any time through a termination for convenience or may elect to not exercise option periods under such contracts. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed. See “Risk Factors—Risks Relating to Our Business—We may not realize the full value of our backlog, which may result in lower than expected revenue.”

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

	Fiscal Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Federal Solutions	1.0	1.1	0.9
Critical Infrastructure	1.2	1.1	1.2
Overall	1.0	1.1	1.0

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

Government Spending

Changes in the relative mix of government spending and areas of spending growth, with shifts in priorities on homeland security, intelligence, defense-related programs, infrastructure and urbanization, and continued increased spending on technology and innovation, including cyber, artificial intelligence, connected communities and physical infrastructure, could impact our business and results of operations. Cost-cutting and efficiency initiatives, current and future budget restrictions, spending cuts and other efforts to reduce government spending could cause our government customers to reduce or delay funding or invest appropriated funds on a less consistent basis or not at all, and demand for our solutions or services could diminish. Furthermore, any disruption in the functioning of government agencies, including as a result of government closures and shutdowns, could have a negative impact on our operations and cause us to lose revenue or incur additional costs due to, among other things, our inability to deploy our staff to customer locations or facilities as a result of such disruptions.

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

Acquired Operations

BCC Engineering, LLC

On November 1, 2024, the Company acquired a 100% ownership interest in BCC Engineering, LLC ("BCC") a privately owned company, for $232.7 million. BCC is a full-service engineering firm that provides planning, design, and management services for transportation, civil and structural engineering projects in Florida, Georgia, Texas, South Carolina, and Puerto Rico. This acquisition strengthens Parsons’ position as an infrastructure leader while expanding the company’s reach in the southeastern United States. The financial results of BCC have been included in our consolidated results of operations from October 18, 2024 onward.

BlackSignal Technologies, LLC

On August 16, 2024, the Company acquired a 100% ownership interest in BlackSignal Technologies, LLC, ("BlackSignal") a privately-owned company, for $203.7 million. Headquartered in Chantilly, Virginia, BlackSignal is a next-generation digital signal processing, electronic warfare, and cyber security provider built to counter near peer threats. Parsons believes that the acquisition will expand Parsons' customer base across the Department of Defense and Intelligence Community and significantly strengthen Parsons' positioning within cyber warfare, while adding new capabilities in the counterspace radio frequency domain. The financial results of BlackSignal have been included in our consolidated results of operations from August 16, 2024 onward.

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

The table below presents the percentage of total revenue for each type of contract.

	Fiscal Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Fixed-price	42%	33%	27%
Time-and-materials	21%	25%	28%
Cost-plus	37%	42%	45%

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

The significant change in the contract mix for the year ended December 31, 2024 compared to the corresponding period last year relates to increased business volume from a significant fixed price contract in our Federal Solutions segment.

Our recognition of profit on long-term contracts requires the use of assumptions related to transaction price and total cost of completion. Estimates are continually evaluated as work progresses and are revised when necessary. When a change in estimated cost or transaction price is determined to have an impact on contract profit, we record a positive or negative adjustment to revenue.

The Company is involved in a significant volume of contracts with the United States federal government and state and local governments. Approximately 59%, 55%, and 53% of consolidated revenues for the years ended December 31, 2024, December 31, 2023 and December 31, 2022,

respectively were derived from contracts with the United States federal government. No other customers represented 10% or more of consolidated revenues or accounts receivable in any of the periods presented.

Joint Ventures

We conduct a portion of our business through joint ventures or similar partnership arrangements. For the joint ventures we control, we consolidate all the revenues and expenses in our consolidated statements of income (including revenues and expenses attributable to noncontrolling interests). For the joint ventures we do not control, we recognize equity in earnings (losses) of unconsolidated joint ventures. Our revenues included $182.6 million in 2024, $213.8 million in 2023, and $217.4 million in 2022 related to services we provided to our unconsolidated joint ventures.

Operating costs and expenses

Operating costs and expenses primarily include direct costs of contracts and selling, general and administrative expenses. Costs associated with compensation-related expenses for our people and facilities, which includes ESOP contribution expenses, are the most significant component of our operating expenses. In 2024, 2023 and 2022, we made annual contributions to the ESOP in the amount of 8% of the participants’ cash compensation for the applicable year. Total ESOP contribution expense was $59.8 million for 2024, $58.2 million for 2023, and $54.7 million for fiscal 2022, and is recorded in “Direct cost of contracts” and “Selling, general and administrative expenses.” We expect operating expenses to increase due to our anticipated growth. However, on a forward-looking basis, we generally expect these costs to decline as a percentage of our total revenue as we realize the benefits of scale.

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

Interest expense consists of interest expense incurred under our Convertible Senior Notes, Credit Agreement and Delayed Draw Term Loan.

Other income, net primarily consists of gain or loss on sale of assets, sublease income. transaction gain or loss related to movements in foreign currency exchange rates, contingent consideration and convertible debt repurchase loss.

Year ended December 31, 2024 compared to year ended December 31, 2023

The following table sets forth our results of operations for fiscal 2024 and fiscal 2023 as a percentage of revenue.

	Fiscal Year Ended
	December 31, 2024	December 31, 2023
Revenues	100.0%	100.0%
Direct costs of contracts	79.2%	77.8%
Equity in (losses) earnings of unconsolidated joint ventures	(0.3)%	(0.9)%
Selling, general and administrative expenses	14.1%	16.0%
Operating income	6.3%	5.3%
Interest income	0.2%	0.0%
Interest expense	(0.8)%	(0.6)%
Convertible debt repurchase loss	(0.3)%	(—)%
Other income, net	(0.0)%	0.1%
Total other income benefit (expense)	(0.9)%	(0.4)%
Income before income tax expense	5.4%	4.9%
Income tax expense	(1.1)%	(1.0)%
Net income including noncontrolling interests	4.3%	3.8%
Net income attributable to noncontrolling interests	(0.8)%	(0.9)%
Net income attributable to Parsons Corporation	3.5%	3.0%

Revenue

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2024	December 31, 2023	Dollar	Percent
Revenue	$6,750,576	$5,442,749	$1,307,827	24.0%

Revenue for the year ended December 31, 2024 compared to the prior year increased $1.3 billion. Revenue increased in both the Federal Solutions and Critical Infrastructure segments by $986.4 million and $321.4 million, respectively. See “—Segment Results” below for further discussion.

Direct costs of contracts

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2024	December 31, 2023	Dollar	Percent
Direct cost of contracts	$5,344,154	$4,236,735	$1,107,419	26.1%

Direct cost of contracts for the year ended December 31, 2024 compared to the prior year increased $1.1 billion. Direct cost of contracts increased in both the Federal Solutions and Critical Infrastructure segments by $812.5 million and $294.9 million, respectively. The increase in direct costs of contracts in both the Federal Solutions and Critical Infrastructure segments was primarily related to increased volume from new and existing contracts.

Equity in (losses) earnings of unconsolidated joint ventures

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2024	December 31, 2023	Dollar	Percent
Equity in losses of unconsolidated joint ventures	$(23,361)	$(47,751)	$24,390	51.1%

Equity in losses of unconsolidated joint ventures for the year ended December 31, 2024 improved by $24.4 million compared to the prior year. Impacting equity in losses of unconsolidated joint ventures for the year ended December 31, 2024 were write-downs of $51.7 million related to Parsons' participation in a design build joint venture. For the year ended December 31, 2023 the Company had write-downs of $83.4 million, inclusive of $57.9 million related to the design build joint venture referenced above. Results for the year ended December 31, 2023 also included earnings on higher margin change orders which did not reoccur for the year ended December 31, 2024. Joint venture volume has decreased year-over-year as we move away from our participation in construction joint ventures.

Selling, general and administrative expenses

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2024	December 31, 2023	Dollar	Percent
Selling, general and administrative expenses	$954,995	$869,905	$85,090	9.8%

As a percentage of revenue, SG&A decreased by 1.9% to 14.1% for the year ended December 31, 2024 compared to16.0% for the corresponding period last year.

Total other income (expense)

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2024	December 31, 2023	Dollar	Percent
Interest income	$11,428	$2,191	$9,237	421.6%
Interest expense	(51,582)	(31,497)	(20,085)	(63.8)%
Convertible debt repurchase loss	(18,355)	-	(18,355)	-
Other income (expense), net	(1,906)	5,001	(6,907)	(138.1)%
Total other income (expense)	$(60,415)	$(24,305)	$(36,110)	(148.6)%

Interest income is related to interest earned on investments in government money funds. Interest income increased for the year ended December 31, 2024 compared to the corresponding period last year is due to higher cash balances held and increased interest rates compared to the corresponding period last year.

Interest expense for the year ended December 31, 2024 is primarily due to debt related to our Convertible Senior Notes and Delayed Draw Term Loan. The increase in Interest expense for the year ended December 31, 2024 compared to the corresponding period last year is primarily related to an increase in debt balances and a $3.2 million charge from the acceleration of the amortization of debt issuance costs associated with the partial repurchase of the 0.25% Convertible Senior Notes due 2025 discussed below.

During the year ended December 31, 2024, we paid $495.6 million in cash to repurchase $284.6 million aggregate principal amount of our Convertible Senior Notes due 2025 (the "Repurchase Transaction") concurrently with the offering of 2.625% Convertible Senior Notes due 2029. As a result of the Repurchase Transaction, we incurred an $18.4 convertible debt repurchase loss1. The Repurchase Transaction is a partial repurchase of our Convertible Senior Notes due 2025. See “Note 11 – Debt and Credit Facilities,” for a further discussion of this transaction.

1During the first quarter of 2024, prior to the early adoption of ASU 2024-04, the Company recorded a $211.0 million loss on debt extinguishment associated with the 0.25% Convertible Senior Notes due 2025. Please see "Note 2—Summary of Significant Accounting Policies—New Accounting Pronouncements" for a discussion of the Company's adoption of ASU 2024-04. As a result of the early adoption, the extinguishment charge was reversed from the

Company's consolidated financial statements and a convertible debt repurchase loss was recorded as described above.

The amounts in other income (expense), net, are primarily related to transaction gains and losses on foreign currency transactions, sublease income, and a change in the fair value of contingent consideration.

Income tax expense

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2024	December 31, 2023	Dollar	Percent
Income tax expense	$76,986	$56,138	$20,848	37.1%

Income tax expense increased in fiscal 2024 primarily due to an increase in overall pre-tax income, increases in current year foreign Net Operating Losses (NOLs) subject to valuation allowances and an increase in non-deductible executive compensation subject to Section 162(m), partially offset by increases in the foreign-derived intangible income (FDII) deduction, and increased equity based-compensation deductions.

Our effective tax rate was 20.9% and 21.3% for the years ended December 31, 2024 and 2023, respectively. The difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the year ended December 31, 2024 primarily relates to state income taxes, valuation allowance and executive compensations subject to Section 162(m) offset by benefits related to untaxed income attributable to noncontrolling interests, earnings in lower tax jurisdictions, the FDII deduction, and equity-based compensation.

In 2021 the Organization for Economic Co-operation and Development (OECD) announced an inclusive Framework on Base Erosion and Profit Shifting (BEPS) including Pillar Two Model Rules defining the global minimum tax, also known as the Global Anti-Base Erosion (GloBE), which aims to ensure that multinational enterprises (MNEs) pay a 15% minimum level of tax regardless of where the MNE operates. The OECD released additional administrative guidance in June 2024 and January 2025. Many non-US tax jurisdictions have either recently enacted legislation to adopt components of the Pillar Two Model Rules beginning in 2024 and/or have announced their plans to enact legislation in future years. The Company has evaluated the implementation of Pillar Two on its 2024 income tax position based on currently enacted legislation and has determined there is no material impact. We are continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending enactment of legislation by individual countries.

Year ended December 31, 2023 compared to year ended December 31, 2022

The following table sets forth our results of operations for fiscal 2023 and fiscal 2022 as a percentage of revenue.

	Fiscal Year Ended
	December 31, 2023	December 31, 2022
Revenues	100.0%	100.0%
Direct costs of contracts	77.8%	77.4%
Equity in earnings of unconsolidated joint ventures	(0.9)%	0.4%
Selling, general and administrative expenses	16.0%	18.5%
Operating income	5.3%	4.4%
Interest income	0.0%	0.0%
Interest expense	(0.6)%	(0.6)%
Other income, net	0.1%	0.1%
Total other income benefit (expense)	(0.4)%	(0.5)%
Income before income tax expense	4.9%	4.0%
Income tax expense	(1.0)%	(0.9)%
Net income including noncontrolling interests	3.8%	3.0%
Net income attributable to noncontrolling interests	(0.9)%	(0.7)%
Net income attributable to Parsons Corporation	3.0%	2.3%

Revenue

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2023	December 31, 2022	Dollar	Percent
Revenue	$5,442,749	$4,195,272	$1,247,477	29.7%

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

Equity in earnings of unconsolidated joint ventures for the year ended December 31, 2023 decreased by $64.1 million compared to the prior year. The decrease was primarily related to write-downs on joint ventures of $83.4 million. $57.9 million of the joint venture write-downs related to Parsons’ participation in a design build joint venture.

Selling, general and administrative expenses

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2023	December 31, 2022	Dollar	Percent
Selling, general and administrative expenses	$869,905	$777,403	$92,502	11.9%

As a percentage of revenue, SG&A decreased by 2.5% to 16.0% for the year ended December 31, 2023 compared to 18.5% for the corresponding period last year.

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

Interest expense is primarily due to debt related to our Convertible Senior Notes and Delayed Draw Term Loan. Interest expense increased for the year ended December 31, 2023 compared to the corresponding period last year primarily due to higher interest rates on borrowings.

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

Effective for tax year 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to currently deduct research and development expenditures in the year incurred and requires taxpayers to amortize such expenditures over five years for tax purposes (15 years for foreign research and development expenditures). This provision resulted in additional cash tax liability for the 2023 tax year of approximately $12 million. To date, there has been no enacted legislation that would change the tax treatment of these research and development expenditures and the Company continues to capitalize and amortize these expenses in accordance with the law.

Non-GAAP Financial Measures:

(U.S. dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Other Information:
Adjusted EBITDA (1)	$604,953	$464,673	$352,782
Net Income Margin (2)	4.3%	3.8%	3.0%
Adjusted EBITDA Margin (3)	9.0%	8.5%	8.4%

(1)
A reconciliation of net income attributable to Parsons Corporation to Adjusted EBITDA is set forth below (in thousands).
(2)
Net Income Margin is calculated as net income including noncontrolling interest divided by revenue in the applicable period.
(3)
Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by revenue in the applicable period.

	December 31, 2024	December 31, 2023	December 31, 2022
Net income attributable to Parsons Corporation	$235,053	$161,149	$96,664
Interest expense, net	40,154	29,306	22,219
Income tax expense (benefit)	76,986	56,138	39,657
Depreciation and amortization	99,251	119,973	120,501
Net income attributable to noncontrolling interests	55,612	46,766	29,901
Equity-based compensation	61,492	36,151	24,354
Transaction-related costs (a)	17,138	12,013	16,270
Convertible debt repurchase loss	18,355	-	-
Restructuring (b)	-	1,244	213
Other (c)	912	1,933	3,003
Adjusted EBITDA	$604,953	$464,673	$352,782

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests:

	Fiscal Year Ended
(U.S. dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$415,338	$289,250	$199,004
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	132,901	127,785	123,385
Adjusted EBITDA attributable to noncontrolling interests	56,714	47,638	30,393
Total Adjusted EBITDA	$604,953	$464,673	$352,782

Year ended December 31, 2024 compared to year ended December 31, 2023

Federal Solutions

	The Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2024	December 31, 2023	Dollar	Percent
Revenue	$4,007,114	$3,020,701	$986,413	32.7%
Adjusted EBITDA attributable to Parsons Corporation	$415,338	$289,250	$126,088	43.6%

The increase in Federal Solutions revenue for the year ended December 31, 2024 compared to the corresponding period last year was primarily related to organic growth of 30% and $73.6 million from business acquisitions. Organic growth was primarily due to the ramp up of recent awards including growth on a significant contract, growth of existing contracts, partially offset by the winding down of certain contracts. Revenue for the year ended December 31, 2023 included incentive fees on two contracts of approximately $20 million that did not reoccur for the year ended December 31, 2024.

The increase in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the year ended December 31, 2024 compared to the prior year was primarily due to the factors impacting revenue discussed above.

Critical Infrastructure

	The Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2024	December 31, 2023	Dollar	Percent
Revenue	$2,743,462	$2,422,048	$321,414	13.3%
Adjusted EBITDA attributable to Parsons Corporation	$132,901	$127,785	$5,116	4.0%

The increase in Critical Infrastructure revenue for the year ended December 31, 2024 compared to the corresponding period last year was primarily related to organic growth of 12% and $29.9 million from business acquisitions. Organic growth was primarily due to an increase in business volume from existing contracts and ramping up of recent awards offset by the winding down of certain contracts and contract write-downs of $44.5 million.

The increase in Critical Infrastructure Adjusted EBITDA attributable to Parsons for the year ended December 31, 2024 compared to the corresponding period last year was primarily due to the increase in organic revenue. This increase was offset by the contract write-downs discussed above along with a write-down in equity in losses from unconsolidated joint ventures of $51.7 million compared to write-downs of $83.4 million for the year ended December 31, 2023. Also impacting Adjusted EBITDA were higher margin change orders on an unconsolidated joint venture for the year ended December 31, 2023 which did not reoccur for the year ended December 31, 2024.

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

Generally, cash provided by operating activities has been adequate to fund our operations. Due to fluctuations in our cash flows and growth in our operations, it may be necessary from time to time in the future to borrow under our Credit Agreement to meet cash demands. Our management regularly monitors certain liquidity measures to monitor performance. We calculate our available liquidity as a sum of cash and cash equivalents from our consolidated balance sheet plus the amount available and unutilized on our Revolving Credit Facility.

As of December 31, 2024, we believe we have adequate liquidity and capital resources to fund our operations, support our debt service and support our ongoing acquisition strategy for at least the next twelve months based on the liquidity from cash provided by our operating activities, cash and cash equivalents on-hand and our borrowing capacity under our Revolving Credit Facility. Management continually monitors debt maturities to strategically execute optimal terms and ensure appropriate levels of working capital liquidity are maintained for the company.

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

Accounts receivable is the principal component of our working capital and is generally driven by revenue growth. Accounts receivable includes billed and unbilled amounts. The total amount of our accounts receivable can vary significantly over time but is generally sensitive to revenue levels. We experience delays in collections from time to time from Middle East customers. Net days sales outstanding, which we refer to as net DSO, is calculated by dividing (i) accounts receivable (net of project accruals, billings in excess of revenue and accounts payable) by (ii) average revenue per day (calculated by dividing trailing twelve months revenue by the number of days in that period). We focus on collecting outstanding receivables to reduce net DSO and improve working capital. Net DSO was 55 days at December 31, 2024, down from 59 days at December 31, 2023 and 69 days at December 31, 2022. Our working capital (current assets less current liabilities) was $546.8 million at December 31, 2024, $726.6 million at December 31, 2023 and $611.7 million at December 31, 2022.

Our cash and cash equivalents increased by $180.6 million to $453.5 million at December 31, 2024 from $272.9 million at December 31, 2023. This compares to an increase in cash and cash equivalents of $10.4 million to $272.9 million at December 31, 2023 from $262.5 million at December 31, 2022.

The following table summarizes our sources and uses of cash over the periods presented (in thousands):

	Fiscal Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net cash provided by operating activities	$523,606	$407,699	$237,526
Net cash used in investing activities	(556,715)	(375,970)	(417,468)
Net cash (used in) provided by financing activities	218,749	(21,871)	100,368
Effect of exchange rate changes	(5,035)	546	(1,770)
Net increase (decrease) in cash and cash equivalents	$180,605	$10,404	$(81,344)

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

Net cash provided by operating activities increased $115.9 million to $523.6 million during 2024 compared to $407.7 million during 2023. The increase in net cash provided by operating activities is primarily due to a $98.4 million change in net income after adjusting for non-cash items and convertible debt settlement and from changes in our working capital accounts of $46.4 million (primarily from contract assets and prepaid expenses and other assets offset by accounts payable, accrued expenses and other current liabilities, and contract liabilities). These increase were offset by a $29.0 million change in cash used for other long-term liabilities.

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

Net cash used in investing activities increased $180.7 million to $556.7 million during 2024 compared to $376.0 million during 2023. The change was primarily driven by a $206.8 million increase in payments for acquisitions, $14.3 million from investments in unconsolidated joint ventures, and $8.8 million from capital expenditures offset by a $49.9 million increase in return of investments in unconsolidated joint ventures.

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

Net cash provided by (used in) financing activities increased by $240.6 million to $218.7 million in 2024 compared to $(21.9) million in 2023. The change in cash flows from financing activities is primarily driven by net cash inflows from our convertible bond transactions which generated $285.4 million in cash. See “Note 11 – Debt and Credit Facilities,” for a further discussion of these transactions. This increase was offset in part by distributions to noncontrolling interests of $16.7 million, taxes paid on vested stock of $15.3 million and $14.0 million from repurchases of common stock.

Net cash provided by (used in) financing activities changed by $122.2 million to $(21.9) million in 2023 compared to $100.4 million in 2022. This change was primarily due to a decrease of $150.0 million from net borrowing related activities and a $7.4 million change in contributions by noncontrolling interests offset by a decrease in distributions to noncontrolling interests of $11.6 billion, a decrease in cash used to repurchase common stock of $11.0 million and from $11.2 million of payments in warrants for the year ended December 31, 2022 that did not reoccur in 2023.

Letters of Credit

We also have in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated $328.4 million as of December 31, 2024. Letters of credit outstanding under the Credit Agreement total $43.0 million.

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

We have operating and finance leases for corporate and project office spaces, vehicles, heavy machinery and office equipment. Our leases have remaining lease terms of one year to eleven years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases up to the third year.

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

Certain business acquisitions include contingent earn-out arrangements, which are generally based on meeting a revenue target. The fair value of this contingent consideration is included as part of the purchase price of the acquired company on the acquisition date and recorded at its fair value within other liabilities or other long-term liabilities, as appropriate on the consolidated balance sheets.

We measure our contingent consideration at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The fair value of contingent consideration is determined using the option pricing method prescribed in the earnout valuation guide published by The Appraisal Foundation. We consider three major risks associated with earnout, i.e. risk in the underlying metric, risk in the earnout structure, and counterparty credit risk. Our valuation model is based on the Black Scholes option pricing formula and major assumptions including projected revenue, the revenue discount rate, the revenue volatility, and the Company's credit adjusted discount rate. Subsequent adjustments to these assumptions can cause changes to the measure of contingent consideration.

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

We perform a goodwill impairment test annually, on October 1st of each year, for each reporting unit that requires certain assumptions and estimates be made regarding industry economic factors and future profitability. For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, we performed a quantitative analysis for all of our reporting units. It was determined that the fair value of each of our reporting units substantially exceeded their carrying values. As a result, no goodwill impairments were identified for those periods.

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

We use the Income Approach and Market Approach (Guideline Transaction and Guideline Company Method) to determine the fair value of reporting units. The Income Approach utilizes the discounted cash flow method, which focuses on the expected cash flow of the reporting unit. In applying this approach, the cash flow is calculated for a finite period of years. Beyond the finite period, a terminal value is developed using a sustainable long-term annual growth rate estimate. Then the finite period cash flows and the terminal value are discounted to present value to arrive at an indication of fair value. We utilized internal financial projections through fiscal 2029. The Market Approach utilizes market comparable transactions and comparable companies to calculate the estimated fair value. The guideline company approach focuses on comparing the reporting unit to select reasonably similar (or ”guideline”) publicly traded companies. Under this method, valuation multiples are derived from the median of the operating data of selected guideline companies and applied to the operating data of the reporting unit to arrive at an indicative value. In the similar transactions approach, consideration is given to prices paid in recent transactions that have occurred in the reporting unit's industry or in related industries. For the Federal Solutions reporting unit, only the Guideline Company Method is used as the Federal Solutions reporting unit has gone through multiple acquisitions during the past two years, thus making Guideline Transaction Method difficult to apply. For the Critical Infrastructure reporting unit, both the Guideline Transaction Method and Guideline Company Method are utilized to calculate the estimated fair value. Equal weighing is given to each of the methods used to estimate the fair value of reporting units. Our last review at October 1, 2024 (i.e., the first day of our fourth quarter in fiscal 2024), indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill.

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

Off-Balance Sheet Arrangements

As of December 31, 2024, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of December 31, 2024 and December 31, 2023, there were no amounts outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility effective June 2021 bear interest at either an adjusted Term SOFR rate plus a margin between 1.0% and 1.625%, or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%, both based on the leverage ratio of the Company at the end of each quarter.

As of December 31, 2024, there was $350.0 million outstanding under the 2022 Delayed Draw Term Loan. Borrowings under the 2022 Delayed Draw Term Loan Agreement will bear interest at either an adjusted Term SOFR benchmark rate plus a margin between 0.875% and 1.500% or a base rate plus a margin of between 0% and 0.500% and will initially bear interest at the middle of this range. The Company will pay a ticking fee on unused term loan commitments at a rate of 0.175% commencing with the date that is ninety (90) days after the Closing Date. The interest rate at December 31, 2024 and December 31, 2023 was 5.6% and 6.6%, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out, as of December 31, 2024, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining for the Company adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management, with the participation of its Chair and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the framework established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, which audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in their audit report included in this Annual Report on Form 10-K.

Consistent with the guidance issued by the Securities and Exchange Commission Staff, management has excluded BlackSignal and BCC from its assessment of internal controls over financial reporting as of December 31, 2024. BlackSignal a wholly owned subsidiary, which we acquired on August 16, 2024, has total assets and revenue of 4.3% and 0.3%, respectively of the related consolidated financial statement amounts as of and for the year ended December 31, 2024. BCC a wholly owned subsidiary, which we acquired on November 1, 2024, has total assets and revenue of 4.8% and 0.3%, respectively of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Relationships and Policies

During the fiscal quarter ended December 31, 2024, no director or named executive officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

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

Information related to our directors will be set forth under the caption “Proposal 1: Election of Directors” of our Proxy Statement for our Annual Meeting of Stockholders in 2025 (the “2025 Proxy Statement”). Such information is incorporated herein by reference.

Information relating to our Executive Officers is included in Part I of this Annual Report under the caption “Executive Officers.”

Information relating to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2025 Proxy Statement. Such information is incorporated herein by reference.

Information related to our code of ethics will be set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2025 Proxy Statement. Such information is incorporated herein by reference.

Information relating to the Audit Committee and Board of Directors determinations concerning whether a member of the Audit Committee is a “financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K will be set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2025 Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

Information relating to this item will be set forth under the captions “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report on Executive Compensation” of our 2025 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to the security ownership of certain beneficial owners and management will be included in our 2025 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information relating to this item will be set forth under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2025 Proxy Statement. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information relating to this item will be set forth under the caption “Independent Registered Public Accounting Firm Fees” of our 2025 Proxy Statement. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
List the following documents filed as a part of the report:
(1)
The Company’s Consolidated Financial Statements at December 31, 2024 and December 31, 2023 and for each of the three years in the period ended December 31, 2024, and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements, are hereby filed as part of this report, beginning on page F-1.
(2)
Valuation & Qualifying Accounts for each of the three years in the period ended December 31, 2024 are hereby filed as part of this report on page F-59.
(3)
See Exhibit Index below.

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Description

3.1#	Amended and Restated Certificate of Incorporation of Parsons Corporation.

3.2#	Amended and Restated Bylaws of Parsons Corporation.

3.3#	Second Amended and Restated Bylaws of Parsons Corporation.

4.1#	Description of Capital Stock of Parsons Corporation.

4.2#	Indenture, dated as of August 20, 2020, between Parsons Corporation and U.S. Bank National Association.

4.3#	Indenture, Dated as of February 26, 2024, between Parsons Corporation and U.S. Bank Trust Company, National Association.

4.4#	Form of 2.625% Convertible Senior Notes due 2029 (included in Exhibit 4.3).

10.1#	2012 Amendment and Restatement of Parsons Employee Stock Ownership Plan (including all amendments to date), currently in effect.

10.2#	2019 Amendment and Restatement of Parsons Employee Stock Ownership Plan.

10.3#	First Amendment to the 2019 Amendment and Restatement of Parsons Employee Stock Ownership Plan, effective January 1, 2020

10.4#	Second Amendment to the 2019 Amendment and Restatement of Parsons Employee Stock Ownership Plan, effective May 8, 2019.

10.5#	Parsons Corporation Employee Stock Ownership Trust Agreement, effective as of December 31, 2005.

10.6#+	Parsons Corporation Restricted Award Plan.

10.7#+	Form of Restricted Award Units agreement under the Parsons Corporation Restricted Award Plan.

10.8#+	Parsons Corporation Annual Incentive Plan dated January 1, 2020.

10.9#+	Parsons Corporation Annual Incentive Plan Amended as of October 19, 2020.

10.10#+	Parsons Corporation Annual Incentive Plan Amendment dated January 1, 2021.

10.11#+	Parsons Corporation Shareholder Value Plan.

10.12#+	Parsons Corporation Long Term Growth Plan.

10.13#+	Parsons Corporation Share Value Retirement Plan.

10.14#+	Parsons Corporation Incentive Award Plan.

10.15#+	Form of Restricted Stock Unit Agreement under the Parsons Corporation Incentive Award Plan.

10.16#+	Third Amendment to the 2019 Amendment and Restatement of Parsons Employee Stock Ownership Plan, effective January 1, 2021.

10.17#+	Form of Restricted Stock Unit Agreement under the Parsons Corporation Incentive Award Plan (for Non-Employee Director Awards commencing in 2020).

10.18#+	Form of Restricted Stock Unit Agreement under the Parsons Corporation Incentive Award Plan (for Non-Employee Director Fee Deferral Awards commencing in 2020).

10.19#+	Form of Restricted Stock Unit Agreement under the Parsons Corporation Incentive Award Plan (for Non-Employee Director Awards in 2019).

10.20#+	Parsons Corporation Non-Employee Director Compensation Policy (as amended effective April 21, 2020).

10.21#+	Fee Deferral Plan for Outside Directors of the Parsons Corporation.

10.22#+	Parsons Corporation Employee Stock Purchase Plan.

10.23#+	Parsons Corporation Prospectus to Employee Stock Purchase Plan dated November 1, 2021.

10.26#+	Supplemental Executive Retirement Plan dated January 1, 1997.

10.27#+	First Amendment to the SERP effective January 1, 2020.

10.28#+	Change in Control Severance Agreement, dated August 6, 2021, by and between Parsons Corporation and Carey Smith.

10.29#+	Change in Control Severance Agreement, dated August 9, 2021, by and between Parsons Corporation and Charles L. Harrington.

10.30#+	Change in Control Severance Agreement, dated August 6, 2021, by and between Parsons Corporation and George Ball.

10.31#+	Change in Control Severance Agreement, dated August 6, 2021, by and between Parsons Corporation and Michael Kolloway.

10.32#+	Change in Control Severance Agreement, dated August 6, 2021, by and between Parsons Corporation and David Spille.

10.33#+	Change in Control Severance Agreement, dated October 6, 2021, by and between Parsons Corporation and Matthew Ofilos.

10.34#+	Form of Equity Award Amendment Letter Agreement, dated August 10, 2020, by and between Parsons Corporation and George L. Ball.

10.35#+	Form of Equity Award Amendment Letter Agreement, dated August 10, 2020, by and between Parsons Corporation and Charles L. Harrington.

10.36#+	Form of Equity Award Amendment Letter Agreement, dated August 10, 2020, by and between Parsons Corporation and Carey A. Smith.

10.37#+	Form of Equity Award Amendment Letter Agreement, dated August 10, 2020, by and between Parsons Corporation and Michael R. Kolloway.

10.38#+	Form of Equity Award Amendment Letter Agreement, dated August 10, 2020, by and between Parsons Corporation and Debra Fiori.

10.39#+	Form of Performance Stock Unit Award Amendment, dated July 19, 2021, by and between Parsons Corporation and Carey A. Smith.

10.40#+	Form of Restricted Stock Unit Award Amendment, dated July 19, 2021, by and between Parsons Corporation and Carey A. Smith.

10.41#+	Form of Performance Stock Unit Award Amendment, dated July 19, 2021, by and between Parsons Corporation and Charles L. Harrington.

10.42#+	Form of Restricted Stock Unit Award Amendment, dated July 19, 2021, by and between Parsons Corporation and Charles L. Harrington.

10.43#+	Form of Performance Stock Unit Award Amendment, dated July 19, 2021, by and between Parsons Corporation and George Ball.

10.44#+	Form of Restricted Stock Unit Award Amendment, dated July 19, 2021, by and between Parsons Corporation and George Ball.

10.45#+	Form of Performance Stock Unit Award Amendment, dated July 19, 2021, by and between Parsons Corporation and Michael R. Kolloway.

10.46#+	Form of Restricted Stock Unit Award Amendment, dated July 19, 2021, by and between Parsons Corporation and Michael R. Kolloway.

10.47#+	Form of Performance Stock Unit Award Amendment, dated July 19, 2021, by and between Parsons Corporation and David Spille.

10.48#+	Form of Restricted Stock Unit Award Amendment, dated July 19, 2021, by and between Parsons Corporation and David Spille.

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

10.56#	Form of Employee Stockownership Trust Agreement, dated as of June 8, 2020, by and between Parsons Corporation and Newport Trust Company.

10.57#	Form of Registration Rights Agreement by and between Parsons Corporation and Newport Trust Company.

10.58#	Form of Fifth Amendment to the Parsons Corporation Retirement Savings Plan.

10.59#+	Form of Fourth Amendment to the 2019 Amendment and Restatement of Parsons Employee Stock Ownership Plan, effective March 1, 2021.

10.60#+	Fourth Amendment to the Parsons Employee Stock Ownership Plan 2019 Amendment and Restatement, effective March 1, 2021.

10.61#+	Form of Indemnification Agreement between Parsons Corporation and certain of its directors and officers.

10.62#+	Form of Transition Agreement, dated February 2022, by and between Parsons Corporation and Charles L. Harrington.

10.63#	Delayed Draw Term Loan Agreement and Form of First Amendment to Credit Agreement.

10.65#+	Seventh Amendment to The Parsons Corporation Retirement Savings Plan (2017 Amendment and Restatement).

10.66#+	Fifth Amendment to The Parsons Employee Stock Ownership Plan 2019 Amendment and Restatement.

10.67#+	Sixth Amendment to The Parsons Employee Stock Ownership Plan 2019 Amendment and Restatement.

10.68#	Form of Confirmations of Base and Additional Call Option Transactions, between Parsons Corporation and Option Counterparties.

10.69#+	Tenth Amendment To The Parsons Corporation Retirement Savings Plan (2017 Amendment and Restatement).

10.70#+	Seventh Amendment To The Parsons Employee Stock Ownership Plan 2019 Amendment and Restatement.

10.71#+*	Eleventh Amendment To The Parsons Corporation Retirement Savings Plan (2017 Amendment and Restatement)

19.3#	Parsons Corporation Insider Trading Compliance Policy

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1#	Parsons Corporation Executive Compensation Clawback Policy

97.2#	Parsons Corporation Dodd-Frank Compliant Compensation Clawback Policy

101*

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Parsons Corporation

Date: February 19, 2025	By:	/s/ Carey A. Smith
Carey A. Smith
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Carey A. Smith	Chief Executive Officer and Director	February 19, 2025
Carey A. Smith	(Principal Executive Officer)

/s/ Matthew M. Ofilos	Chief Financial Officer	February 19, 2025
Matthew M. Ofilos	(Principal Financial and Accounting Officer)

/s/ George L. Ball	Director	February 19, 2025
George L. Ball

/s/ Mark K. Holdsworth	Director	February 19, 2025
Mark K. Holdsworth

/s/ Steven F. Leer	Director	February 19, 2025
Steven F. Leer

/s/ Letitia A. Long	Director	February 19, 2025
Letitia A. Long

/s/ Ellen M. Lord	Director	February 19, 2025
Ellen M. Lord

/s/ Darren W. McDew	Director	February 19, 2025
Darren W. McDew

/s/ Harry T. McMahon	Director	February 19, 2025
Harry T. McMahon

/s/ M. Christian Mitchell	Director	February 19, 2025
M. Christian Mitchell

/s/ Suzanne M. Vautrinot	Director	February 19, 2025
Suzanne M. Vautrinot

/s/ David C. Wajsgras	Director	February 19, 2025
David C. Wajsgras

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Parsons Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Parsons Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2024 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control - Integrated Framework(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework(2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for debt with conversion and other options in 2024.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded BlackSignal Technologies, LLC (“BlackSignal”) and BCC Engineering, LLC (“BCC”) from its assessment of internal controls over financial reporting as of December 31, 2024, because they were acquired by the Company in purchase business combinations during 2024. We have also excluded BlackSignal and BCC from our audit of internal control over financial reporting. BlackSignal and BCC are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 4.3% and 4.8%, of total assets, respectively and approximately 0.3% and 0.3% of total revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Determination of Estimated Contract Cost and Variable Consideration Related to Estimated Claims Revenue for Fixed-Price Contracts Recognized Over Time

As described in Notes 2 and 4 to the consolidated financial statements, revenue is derived from long-term contracts with customers whereby the Company provides planning, design, engineering, technical, and construction and program management services. The Company enters into cost-plus, time-and-materials, and fixed-price contracts with its customers. Fixed-price contract revenue recognized was $2.8 billion for the year ended December 31, 2024, which accounts for approximately 42% of the Company’s consolidated revenue. Fixed-price contract revenue is recognized over time using an input measure (i.e., costs incurred to date relative to total estimated costs at completion) to measure progress. Under the cost-to-cost measure of progress method, the extent of progress towards completion is measured based on the ratio of total costs incurred-to-date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Management includes variable consideration, such as claims revenue, in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Contract costs consist of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs). Changes to estimated contract costs, either due to unexpected events or revisions to management’s initial estimates, for a given project are recognized in the period in which they are determined. Recognition of profit on long-term contracts requires the use of assumptions and estimates related to total contract revenue and in particular estimated claims revenue, total estimated cost at completion, and the measurement of progress towards completion. Management’s estimates are continually evaluated as work progresses and are revised when necessary.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 19, 2025

We have served as the Company’s auditor since at least 1969. We have not been able to determine the specific year we began serving as auditor of the Company.

Parsons Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except shares and par value)

	December 31, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents (including $202,121 and $128,761 Cash of consolidated joint ventures)	$453,548	$272,943
Accounts receivable, net (including $294,700 and $274,846 Accounts receivable of consolidated joint ventures, net)	1,100,396	915,638
Contract assets (including $7,906 and $11,096 Contract assets of consolidated joint ventures)	741,504	757,515
Prepaid expenses and other current assets (including $14,723 and $11,929 Prepaid expenses and other current assets of consolidated joint ventures)	166,952	191,430
Total current assets	2,462,400	2,137,526

Property and equipment, net (including $2,971 and $3,274 Property and equipment of consolidated joint ventures, net)	111,575	98,957
Right of use assets, operating leases (including $5,726 and $9,885 Right of use assets, operating leases of consolidated joint ventures)	153,048	159,211
Goodwill	2,082,680	1,792,665
Investments in and advances to unconsolidated joint ventures	138,759	128,204
Intangible assets, net	349,937	275,566
Deferred tax assets	133,450	140,162
Other noncurrent assets	56,113	71,770
Total assets	$5,487,962	$4,804,061

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable (including $28,214 and $49,234 Accounts payable of consolidated joint ventures)	$207,589	$242,821
Accrued expenses and other current liabilities (including $198,797 and $145,040 Accrued expenses and other current liabilities of consolidated joint ventures)	894,425	801,423
Contract liabilities (including $66,144 and $61,234 Contract liabilities of consolidated joint ventures)	289,799	301,107
Short-term lease liabilities, operating leases (including $3,522 and $4,753 Short-term lease liabilities, operating leases of consolidated joint ventures)	52,725	58,556
Income taxes payable	7,701	6,977
Short-term debt	463,405	-
Total current liabilities	1,915,644	1,410,884

Long-term employee incentives	31,818	22,924
Long-term debt	784,096	745,963
Long-term lease liabilities, operating leases (including $2,203 and $5,132 Long-term lease liabilities, operating leases of consolidated joint ventures)	114,386	117,505
Deferred tax liabilities	11,043	9,775
Other long-term liabilities	96,486	120,295
Total liabilities	2,953,473	2,427,346
Contingencies (Note 12)
Shareholders' equity:
Common stock, $1 par value; authorized 1,000,000,000 shares; 146,656,225 and 146,341,363 shares issued; 52,657,447 and 45,960,122 public shares outstanding; 54,117,904 and 59,879,857 ESOP shares outstanding	146,655	146,341
Treasury stock, 39,880,875 shares at cost	(815,282)	(827,311)
Additional paid-in capital	2,684,829	2,779,365
Retained earnings	426,781	203,724
Accumulated other comprehensive loss	(26,594)	(14,908)
Total Parsons Corporation shareholders' equity	2,416,389	2,287,211
Noncontrolling interests	118,100	89,504
Total shareholders' equity	2,534,489	2,376,715
Total liabilities and shareholders' equity	5,487,962	4,804,061

The accompanying notes are an integral part of these consolidated financial statements.

Parsons Corporation and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2024, December 31, 2023 and December 31, 2022

(in thousands, except for per share data)

	2024	2023	2022
Revenue	$6,750,576	$5,442,749	$4,195,272
Direct cost of contracts	5,344,154	4,236,735	3,248,550
Equity in (losses) earnings of unconsolidated joint ventures	(23,361)	(47,751)	16,347
Selling, general and administrative expenses	954,995	869,905	777,403
Operating income	428,066	288,358	185,666
Interest income	11,428	2,191	966
Interest expense	(51,582)	(31,497)	(23,185)
Convertible debt repurchase loss	(18,355)	—	—
Other income (expense), net	(1,906)	5,001	2,775
Total other (expense) income	(60,415)	(24,305)	(19,444)
Income before income tax expense	367,651	264,053	166,222
Income tax expense	(76,986)	(56,138)	(39,657)
Net income including noncontrolling interests	290,665	207,915	126,565
Net income attributable to noncontrolling interests	(55,612)	(46,766)	(29,901)
Net income attributable to Parsons Corporation	$235,053	$161,149	$96,664
Earnings per share:
Basic earnings per share	$2.21	$1.53	$0.93
Diluted earnings per share	$2.12	$1.42	$0.87

The accompanying notes are an integral part of these consolidated financial statements.

Parsons Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2024, December 31, 2023 and December 31, 2022

(in thousands)

	2024	2023	2022
Net income including noncontrolling interests	$290,665	$207,915	$126,565
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	(11,546)	2,375	(7,752)
Pension adjustments, net of tax	(131)	568	(547)
Comprehensive income including noncontrolling interests, net of tax	278,988	210,858	118,266
Comprehensive income attributable to noncontrolling interests, net of tax	(55,621)	(46,768)	(29,883)
Comprehensive income attributable to Parsons Corporation, net of tax	$223,367	$164,090	$88,383

The accompanying notes are an integral part of these consolidated financial statements.

Parsons Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2024, December 31, 2023 and December 31, 2022

(in thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Parsons Equity	Noncontrolling Interests	Total
Balances at December 31, 2021	$146,277	$(867,391)	$2,684,979	$(53,529)	$(9,568)	$1,900,768	$36,344	$1,937,112
Comprehensive income
Net income	—	—	—	96,664	—	96,664	29,901	126,565
Foreign currency translation gain	—	—	—	—	(7,734)	(7,734)	(18)	(7,752)
Pension adjustments, net	—	—	—	—	(547)	(547)	—	(547)
Contributions of treasury stock to ESOP	—	22,455	31,346	—	—	53,801	—	53,801
Contributions	—	—	—	—	—	—	10,266	10,266
Distributions	—	—	—	—	—	—	(24,128)	(24,128)
Issuance of equity securities, net of retirements	429	—	(773)	(46)	—	(390)	—	(390)
Repurchases of common stock	(574)	—	(21,426)	—	—	(22,000)	—	(22,000)
Stock-based compensation	—	—	23,008	—	—	23,008	—	23,008
Balances at December 31, 2022	$146,132	$(844,936)	$2,717,134	$43,089	$(17,849)	$2,043,570	$52,365	$2,095,935
Comprehensive income
Net income	—	—	—	161,149	—	161,149	46,766	207,915
Foreign currency translation loss, net	—	—	—	—	2,373	2,373	2	2,375
Pension adjustments, net	—	—	—	—	568	568	—	568
Contributions of treasury stock to ESOP	—	17,625	39,804	—	—	57,429	—	57,429
Contributions	—	—	—	—	—	—	2,867	2,867
Distributions	—	—	—	—	—	—	(12,496)	(12,496)
Issuance of equity securities, net of retirement	442	—	(1,171)	(514)	—	(1,243)	—	(1,243)
Repurchase of common stock	(233)	—	(10,767)	—	—	(11,000)	—	(11,000)
Stock-based compensation	—	—	34,365	—	—	34,365	—	34,365
Balances at December 31, 2023	$146,341	$(827,311)	$2,779,365	$203,724	$(14,908)	$2,287,211	$89,504	$2,376,715
Comprehensive income
Net income	—	—	—	235,053	—	235,053	55,612	290,665
Foreign currency translation gain, net	—	—	—	—	(11,555)	(11,555)	9	(11,546)
Pension adjustments, net	—	—	—	—	(131)	(131)	—	(131)
Contributions of treasury stock to ESOP	—	12,029	46,199	—	—	58,228	—	58,228
Contributions	—	—	—	—	—	—	2,174	2,174
Distributions	—	—	—	—	—	—	(29,199)	(29,199)
Capped call transactions	—	—	(66,121)	—	—	(66,121)	—	(66,121)
Repurchase of warrants	—	—	(104,952)	—	—	(104,952)	—	(104,952)
Bond hedge termination	—	—	149,308	—	—	149,308	—	149,308
Convertible debt inducement	—	—	(147,105)	—	—	(147,105)	—	(147,105)
Issuance of equity securities, net of retirement	601	—	(3,235)	(11,996)	—	(14,630)	—	(14,630)
Repurchases of common stock	(287)	—	(24,712)	—	—	(24,999)	—	(24,999)
Stock-based compensation	—	—	56,082	—	—	56,082	—	56,082
Balances at December 31, 2024	$146,655	$(815,282)	$2,684,829	$426,781	$(26,594)	$2,416,389	$118,100	$2,534,489

The accompanying notes are an integral part of these consolidated financial statements.

Parsons Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2024, December 31, 2023 and December 31, 2022

(in thousands)	2024	2023	2022
Cash flows from operating activities
Net income including noncontrolling interests	$290,665	$207,915	$126,565
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	99,251	119,973	120,501
Amortization of debt issue costs	7,799	2,842	3,029
Loss (gain) on disposal of property and equipment	948	206	(164)
Convertible debt repurchase loss	18,355	—	—
Provision for doubtful accounts	—	32	57
Deferred taxes	6,101	(8,914)	(844)
Foreign currency transaction gains and losses	6,919	(330)	1,973
Equity in losses (earnings) of unconsolidated joint ventures	23,361	47,751	(16,347)
Return on investments in unconsolidated joint ventures	40,162	48,970	28,417
Stock-based compensation	56,082	34,365	23,008
Contributions of treasury stock	59,778	58,172	54,659
Changes in assets and liabilities, net of acquisitions and newly consolidated joint ventures
Accounts receivable	(163,139)	(176,181)	(117,318)
Contract assets	31,881	(119,898)	(32,032)
Prepaid expenses and other assets	35,830	(95,415)	(1,405)
Accounts payable	(42,686)	24,497	(717)
Accrued expenses and other current liabilities	79,984	163,440	3,879
Contract liabilities	(11,325)	84,439	41,306
Income taxes	(341)	2,886	(3,649)
Other long-term liabilities	(16,019)	12,949	6,608
Net cash provided by operating activities	523,606	407,699	237,526

Cash flows from investing activities
Capital expenditures	(49,213)	(40,396)	(30,593)
Proceeds from sale of property and equipment	179	546	771
Payments for acquisitions, net of cash acquired	(428,710)	(221,937)	(379,467)
Investments in unconsolidated joint ventures	(133,921)	(119,582)	(17,622)
Return of investments in unconsolidated joint ventures	54,950	5,018	9,443
Proceeds from sales of investments in unconsolidated joint ventures	—	381	—
Net cash used in investing activities	(556,715)	(375,970)	(417,468)

Cash flows from financing activities
Proceeds from borrowings under credit agreement	153,200	620,900	969,700
Proceeds from delayed draw term loan	—	—	350,000
Repayments of borrowings under credit agreement	(153,200)	(620,900)	(969,700)
Repayment of private placement debt	—	—	(200,000)
Payments for acquired warrants	—	—	(11,243)
Proceeds from issuance of convertible notes due 2029	800,000	—	—
Repurchases of convertible notes due 2025	(497,613)	—	—
Payments for debt issuance costs	(19,185)	—	(862)
Contributions by noncontrolling interests	2,174	2,867	10,266
Distributions to noncontrolling interests	(29,199)	(12,496)	(24,128)
Repurchases of common stock	(25,000)	(11,000)	(22,000)
Taxes paid on vested stock	(22,560)	(7,301)	(7,042)
Capped call transactions	(88,400)	—	—
Bond hedge termination	195,549	—	—
Redemption of warrants	(104,952)	—	—
Proceeds from issuance of common stock	7,935	6,059	5,377
Net cash provided by (used in) financing activities	218,749	(21,871)	100,368
Effect of exchange rate changes	(5,035)	546	(1,770)
Net increase (decrease) in cash, cash equivalents and restricted cash	180,605	10,404	(81,344)
Cash, cash equivalents and restricted cash
Beginning of year	272,943	262,539	343,883
End of year	$453,548	$272,943	$262,539
Cash paid during the year for
Interest	$34,440	$30,273	$20,819
Income taxes (net of refunds)	$65,274	$74,133	$32,175

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

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

ESOP

The Company maintains a non-leveraged ESOP for eligible employees, for which the Company contributes shares of its own stock to the ESOP trust each year. Throughout the year, as employee services are rendered, the Company records compensation expense based on salaries of eligible employees. At each reporting period, the shares held within the ESOP or committed to be contributed to the ESOP are adjusted to their redemption value through an offsetting charge or credit to retained earnings.

Treasury Stock

The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. The Company records the reissuance of treasury stock using the first-in, first-out method of accounting. Contributions of 633,033 shares, 915,113 shares, and 1,188,129 shares of common stock were made to the ESOP in 2024, 2023 and 2022, respectively.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

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

Revenue Recognition

In accordance with Account Standard Update ("ASC") 606 - Revenue From Contracts With Customers, the Company follows the five-step process in ASC 606 to recognize revenue:

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

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

Contract Costs—Contract costs consist of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs). All contract costs are recorded as incurred. Changes to estimated contract costs, either due to unexpected events or revisions to management’s initial estimates, for a given project are recognized in the period in which they are determined. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client, generate or enhance resources that will be used in satisfying performance obligations in the future and directly relate to an existing or anticipated contract. Costs to mobilize equipment and labor to a job site, prior to substantive work beginning (“mobilization costs”) are capitalized as incurred and amortized over the expected duration of the contract. Additionally, the Company may incur incremental costs to obtain certain contracts, such as selling and market costs, bid and proposal costs, sales commissions, and legal fees, certain of which can be capitalized if they are recoverable under the contract. Capitalized contract costs are included in other current assets on the consolidated balance sheets and were not material as of December 31, 2024 and December 31, 2023.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

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

December 31, 2024, December 31, 2023 and December 31, 2022

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

The Company is involved in a significant volume of contracts with the United States federal government and state and local governments. Approximately 59%, 55%, and 53% of consolidated revenues for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively, and approximately 23% and 18% of accounts receivable as of December 31, 2024 and December 31, 2023, respectively were derived from contracts with the United States federal government. No other customers represented 10% or more of consolidated revenues or accounts receivable in any of the periods presented. Two customer sets within the United States federal government represent over 20% of total Company revenue for the year ended December 31, 2024.

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

December 31, 2024, December 31, 2023 and December 31, 2022

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

December 31, 2024, December 31, 2023 and December 31, 2022

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

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

December 31, 2024, December 31, 2023 and December 31, 2022

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

New Accounting Pronouncements

In the fourth quarter of 2024, The Financial Accounting Standards Board ("FASB") Issued Accounting Standards Update (“ASU”) 2024-04, "Debt—Debt with Conversion and Other Options (Subtopic 470-20)" ("ASU 2024-04"). ASU 2024-04 improves the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20, Debt–Debt with Conversion and Other Options. The amendments in ASU 2024-04 clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. Under the amendments, to account for a settlement of a convertible debt instrument as an induced conversion, an inducement offer is required to provide the debt holder with, at a minimum, the consideration (in form and amount) issuable under the conversion privileges provided in the terms of the instrument. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The Company adopted ASU 2020-06 in the first quarter of 2021. The Company has elected to early adopt ASU 2024-04 as of January 1, 2024 on a prospective basis. The adoption of this ASU had a material impact on the Company's consolidated financial statements.

In the first quarter of 2024, the Company took an extinguishment charge related to the partial repurchase of Convertible Senior Notes due 2025. This repurchase was recorded in the Company's financial statements as a loss on debt extinguishment according to the applicable guidance prior to ASU 2024-04. With the early adoption of ASU 2024-04, the Company reassessed the accounting conclusion of the first quarter 2024 partial repurchase of Convertible Senior Notes due 2025 and concluded the partial repurchase is subject to inducement accounting under ASU 2024-04.

Under inducement accounting, the difference in the fair value of the securities issuable pursuant to conversion privileges compared to the fair value of the consideration paid on the date of the acceptance of the inducement offer is recorded to inducement expense. The difference in the consideration paid to note holders, less inducement expenses, less the fair value of the notes repurchased is charged to equity.

For the year ended December 31, 2024, the Company reversed the loss on extinguishment of debt for the partial repurchase of the Convertible Senior Notes due 2025 and recorded the repurchase transaction as an induced conversion. This change from extinguishment to inducement accounting resulted in the Company (i.) reversing the $211.0 million loss and the related $49.9 million tax benefit on extinguishment of debt, recorded in Q1 2024, (ii.) recording a $18.4 million convertible debt repurchase loss, (iii.) the difference between the extinguishment loss and inducement expense of $192.6 million recorded to equity, and (iv.) the related tax benefit of $45.6 million recorded to equity. See "Note 11—Debt and Credit Facilities" for a further discussion of the first quarter 2024 extinguishment accounting and subsequent change to inducement accounting. Also see "Note 21—Quarterly Information" for the quarterly financial statement impacts related to this accounting change.

In the fourth quarter of 2024, The FASB Issued ASU 2024-03 "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)" (ASU 2024-03"). ASU 2024-03 requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company's consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

In the fourth quarter of 2023, The FASB Issued Accounting Standards Update (“ASU”) 2023-09, "Income Taxes (Topic 740)" ("ASU 2023-09"). ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company's consolidated financial statements.

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

3.
Acquisitions

BCC Engineering, LLC

On November 1, 2024, the Company acquired a 100% ownership interest in BCC Engineering, LLC ("BCC") a privately owned company, for $232.7 million from cash on hand. BCC is a full-service engineering firm that provides planning, design, and management services for transportation, civil and structural engineering projects in Florida, Georgia, Texas, South Carolina, and Puerto Rico. This acquisition strengthens Parsons’ position as an infrastructure leader while expanding the company’s reach in the southeastern United States. In connection with this acquisition, the Company recognized $4.2 million of acquisition-related expenses in “Selling, general and administrative expense” in the consolidated statements of income for the year ended December 31, 2024, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition.

The following table summarizes the acquisition date fair value of the purchase consideration transferred (in thousands):

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

Amount
Cash and cash equivalents	$2,839
Accounts receivable	24,142
Contract assets	16,649
Prepaid expenses and other current assets	2,483
Right of use assets, operating leases	9,438
Property and Equipment	1,586
Other noncurrent assets	1,743
Goodwill	174,532
Intangible assets	32,400
Accounts payable	(8,668)
Accrued expenses and other current liabilities	(7,236)
Contract liabilities	(4,446)
Short-term lease liabilities, operating leases	(1,977)
Deferred income taxes	(2,203)
Long-term lease liabilities, operating leases	(7,462)
Other long-term liabilities	(1,155)
Net assets acquired	$232,665

Of the total purchase price, the following values were preliminarily assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships	$6,500	4
Backlog	23,400	4
Non-compete agreements	1,700	3
Other	$800	1

Amortization expense of $1.5 million related to these intangible assets was recorded for the year ended December 31, 2024. The entire value of goodwill was assigned to the Critical Infrastructure reporting unit and represents synergies expected to be realized from this business combination. $45.8 million of goodwill is deductible for tax purposes.

The amount of revenue generated by BCC and included within consolidated revenue is $20.3 million for the year ended December 31, 2024. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

The Company is still in the process of finalizing its valuation of the assets and liabilities acquired.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the BCC acquisition had been consummated as of the beginning of fiscal year 2023 (in thousands) is as follows:

	2024	2023
	(unaudited)	(unaudited)
Pro forma Revenue	$6,838,190	$5,537,090
Pro forma Net Income including noncontrolling interests	286,948	189,200

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

would have occurred had the acquisition been consummated during the periods for which pro forma information is presented.

BlackSignal Technologies, LLC.

On August 16, 2024, the Company acquired a 100% ownership interest in BlackSignal Technologies, LLC, ("BlackSignal") a privately-owned company, for $203.7 million from cash on hand. Headquartered in Chantilly, Virginia, BlackSignal is a next-generation digital signal processing, electronic warfare, and cyber security provider built to counter near peer threats. Parsons believes that the acquisition will expand Parsons' customer base across the Department of Defense and Intelligence Community and significantly strengthen Parsons' positioning within cyber warfare, while adding new capabilities in the counterspace radio frequency domain. In connection with this acquisition, the Company recognized $2.5 million of acquisition-related expenses in “Selling, general and administrative expense” in the consolidated statements of income for the year ended December 31, 2024, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition.

The following table summarizes the acquisition date fair value of the purchase consideration transferred (in thousands):

Amount
Cash and cash equivalents	$4,917
Accounts receivable	5,171
Contract assets	3,209
Prepaid expenses and other current assets	447
Right of use assets, operating leases	5,370
Property and Equipment	997
Goodwill	119,663
Intangible assets	97,600
Other assets	145
Accounts payable	(951)
Accrued expenses and other current liabilities	(4,999)
Short-term lease liabilities, operating leases	(800)
Deferred income taxes	(22,461)
Long-term lease liabilities, operating leases	(4,570)
Net assets acquired	$203,738

Of the total purchase price, the following values were preliminarily assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships	$73,900	14
Backlog	11,700	3
Developed technologies	5,200	5
Non-compete agreements	6,100	3
Other	$700	1

Amortization expense of $4.3 million related to these intangible assets was recorded for the year ended December 31, 2024. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. $15.7 million of goodwill is deductible for tax purposes.

The amount of revenue generated by BlackSignal and included within consolidated revenue is $22.7 million for the year ended December 31, 2024. The Company has determined that the presentation of net

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the BlackSignal acquisition had been consummated as of the beginning of fiscal year 2023 (in thousands) is as follows:

	2024	2023
	(unaudited)	(unaudited)
Pro forma Revenue	$6,782,552	$5,481,036
Pro forma Net Income including noncontrolling interests	283,900	185,954

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

Sealing Technologies, Inc.

On August 23, 2023, the Company acquired a 100% ownership interest in Sealing Technologies, Inc (“SealingTech”), a privately-owned company, for $176.0 million in cash and up to an additional $25 million in the event an earn out revenue target is exceeded. The Company borrowed $175 million under the Credit Agreement to partially fund the acquisition. Headquartered in Maryland, SealingTech expands Parsons’ customer base across the Department of Defense and Intelligence Community, and further enhances the company’s capabilities in defensive cyber operations; integrated mission-solutions powered by artificial intelligence (AI) and machine learning (ML); edge computing and edge access modernization; critical infrastructure protection; and secure data management. In connection with this acquisition, the Company recognized $3.3 million of acquisition-related expenses in “Selling, general and administrative expense” in the consolidated statements of income for the year ended December 31, 2023, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition.

The Company agreed to pay the selling shareholders up to an additional $25 million in the event an earn out revenue target of $110 million is exceeded during the fiscal year ended December 31, 2024. The earn out payment due and payable by the Company to the selling shareholders shall be equal to (i) five-tenths (0.5), multiplied by (ii) the difference of (A) the actual earn out revenue minus (B) the earn out revenue target; provided, however, that in no event shall the earn out payment exceed $25 million. In the event that the earn out revenue is less than or equal to the earn out revenue target, the earn out payment shall be zero. The earn out payment, if any, shall be paid by the Company to the selling shareholders

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

within 15 days following the date the earn out statement becomes final and binding on both parties. The fair value of the earn out (contingent consideration in the table below) was calculated using a Black-Scholes model. See "Note 2—Summary of Significant Accounting Policies" and "Note 18—Fair Value" for further information on how the fair value of contingent consideration is determined.

The following table summarizes the acquisition date fair value of the purchase consideration transferred (in thousands):

Amount
Cash paid at closing	$176,028
Fair value of contingent consideration to be achieved	3,231
Total purchase price	$179,259

The estimated fair value of the SealingTech contingent consideration as of December 31, 2024 and December 31, 2023 was zero and $2.3 million, respectively. The change in fair value to zero resulted in recording a $2.3 million gain to "other income (expense), net" in the consolidated financial statements.

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

Amortization expense of $12.9 million and $7.0 million related to these intangible assets was recorded for the years ended December 31, 2024 and December 31, 2023, respectively. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. The entire value of goodwill is deductible for tax purposes.

The amount of revenue generated by SealingTech and included within consolidated revenue is $34.1 million for the year December 31, 2023. The Company has determined that the presentation of net

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

Of the total purchase price, the following values were assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships (1)	$15,900	16
Developed technologies	7,000	11
Other	$100	1

(1) The acquired business is a SaaS commercial business. Backlog for this type of business is included as customer relationships.

Amortization expense of $1.6 million and $1.4 million related to these intangible assets was recorded for the years ended December 31, 2024 and December 31, 2023, respectively. The entire value of goodwill was assigned to the Critical Infrastructure reporting unit and represents synergies expected to be realized from this business combination. $0.9 million of goodwill is deductible for tax purposes.

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

Xator Corporation

On May 31, 2022, the Company acquired a 100% ownership interest in Xator Corporation (“Xator”), a privately-owned company, for $387.5 million in cash. The Company borrowed $300 million under the Credit Agreement to partially fund the acquisition. Xator expands Parsons’ customer base and brings differentiated technical capabilities in critical infrastructure protection, counter-unmanned aircraft systems (cUAS), intelligence and cyber solutions, biometrics, and global threat assessment and operations. In connection with this acquisition, the Company recognized $7.7 million of acquisition-related expenses in “Selling, general and administrative expense” in the consolidated statements of income for the year ended December 31, 2022, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

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

Amortization expense of $16.5 million, $18.1 million and $11.9 million related to these intangible assets was recorded for the year ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. Goodwill in its entirety is deductible for tax purposes.

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

December 31, 2024, December 31, 2023 and December 31, 2022

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

4.
Contracts with Customers

Disaggregation of Revenue

The Company’s contracts contain both fixed price and cost reimbursable components. Contract types are based on the component that represents the majority of the contract. The following table presents revenue disaggregated by contract type (in thousands):

	December 31, 2024	December 31, 2023	December 31, 2022
Fixed-price	$2,844,719	$1,810,499	$1,138,482
Time-and-Materials	1,419,168	1,352,871	1,166,548
Cost-plus	2,486,689	2,279,379	1,890,242
Total	$6,750,576	$5,442,749	$4,195,272

Refer to “Note 20—Segments Information” for the Company’s revenues by business lines.

Contract Assets and Contract Liabilities

Contract assets and contract liabilities balances at December 31, 2024 and December 31, 2023 were as follows (in thousands):

	December 31, 2024	December 31, 2023	$ change	% change
Contract assets	$741,504	$757,515	$(16,011)	-2.1%
Contract liabilities	289,799	301,107	(11,308)	-3.8%
Net contract assets (liabilities) (1)	$451,705	$456,408	$(4,703)	-1.0%

(1) Total contract retentions included in net contract assets (liabilities) were $89.8 million as of December 31, 2024, of which $35.9 million are not expected to be paid in 2025. Total contract retentions included in net contract assets (liabilities) were $73.8 million as of December 31, 2023. Contract assets at December 31, 2024 and December 31, 2023 include approximately $70.7 million and $109.5 million, respectively, related to net claim recovery estimates. For the year ended December 31, 2024 there was a $21.6 million loss recognized related to the collectability of claims. For the year ended December 31, 2023, there were no material losses recognized related to the collectability of claims.

During the years ended December 31, 2024 and December 31, 2023, the Company recognized revenue of approximately $190.3 million and $126.0 million, respectively, that was included in the corresponding contract liability balance at December 31, 2023 and December 31, 2022, respectively. Certain changes in contract assets and contract liabilities consisted of the following:

	December 31, 2024	December 31, 2023
Acquired contract assets	$19,858	$2,715
Acquired contract liabilities	4,446	3,155

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

There was no significant impairment of contract assets recognized during the years ended December 31, 2024 and December 31, 2023.

Revisions in estimates, such as changes in estimated claims or incentives, related to performance obligations partially satisfied in previous periods that individually had an impact of $5 million or more on revenue resulted in the following changes in revenue.

	2024	2023	2022
Revenue impact, net	$(55,952)	$5,428	$-

Certain financial statement impacts from revisions in estimates were as follows (in thousands):

	December 31, 2024	December 31, 2023	December 31, 2022
Operating income (loss)	$(62,298)	$35,297	$—
Net income (loss)	(47,651)	26,261	—
Diluted earnings (loss) per share	$(0.42)	$0.23	$-

The amounts for 2024, in the table above, include the impact from a contract in the Critical Infrastructure segment related to a change in estimate increasing direct costs of contracts by $6.3 million.

The amounts for 2023, in the table above, include the impact from contracts in the Critical Infrastructure segment related to a change in estimate increasing direct costs of contracts by $8.0 million related to net write-downs and a decrease in direct costs of contracts of $37.9 million related to a legal matter.

These impacts do not include the operating income impacts disclosed below in "Note 16— Investments in and Advances to Joint Ventures."

Accounts Receivable, Net

Accounts receivable, net consisted of the following as of December 31, 2024 and December 31, 2023 (in thousands):

	2024	2023
Billed	$712,046	$646,375
Unbilled	392,236	273,215
Total accounts receivable, gross	1,104,282	919,590
Allowance for doubtful accounts	(3,886)	(3,952)
Total accounts receivable, net	$1,100,396	$915,638

Billed accounts receivable represents amounts billed to clients that have not been collected. Unbilled accounts receivable represents amounts where the Company has a present contractual right to bill but an invoice has not been issued to the customer at the period-end date. Receivables from contracts with the U.S. federal government and its agencies were 23% and 18% as of December 31, 2024 and December 31, 2023, respectively.

The allowance for doubtful accounts was determined based on consideration of trends in actual and forecasted credit quality of clients, including delinquency and payment history, type of client, such as a government agency or commercial sector client, and general economic conditions and particular industry conditions that may affect a client’s ability to pay.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations (“RUPO”) as of December 31, 2024 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had $6.7 billion in RUPO as of December 31, 2024.

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

RUPO is comprised of: (a) original transaction price, (b) change orders for which written confirmations from our customers have been received, (c) pending change orders for which the Company expects to receive confirmatrions in the ordinary course of business, and (d) claim amounts that the Company has made against customers for which it has determined that it has a legal basis under existing contractual arrangements and a significant reversal of revenue is not probable, less revenue recognized to-date.

The Company expects to satisfy its RUPO as of December 31, 2024 over the following periods (in thousands):

Period RUPO Will Be Satisfied	Within One Year	Within One to Two Years	Thereafter
Federal Solutions	$1,815,751	$439,216	$142,994
Critical Infrastructure	2,062,055	1,099,765	1,174,217
Total	$3,877,806	$1,538,981	$1,317,211

5.
Leases

The Company has operating and finance leases for corporate and project office spaces, vehicles, heavy machinery and office equipment. Our leases have remaining lease terms of one year to eleven years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases after the third year.

The components of lease costs for the years ended December 31, 2024 and December 31, 2023 are as follows (in thousands):

	2024	2023
Operating lease cost	$64,858	$67,181
Short-term lease cost	17,114	13,782
Amortization of right-of-use assets	3,549	2,699
Interest on lease liabilities	434	273
Sublease income	(4,289)	(4,718)
Total lease cost	$81,666	$79,217

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

Supplemental cash flow information related to leases for the years ended December 31, 2024 and December 31, 2023 is as follows (in thousands):

	2024	2023
Operating cash flows for operating leases	$67,696	$71,432
Operating cash flows for finance leases	434	273
Financing cash flows for finance leases	3,376	2,618
Right-of-use assets obtained in exchange for new operating lease liabilities	36,583	62,856
Right-of-use assets obtained in exchange for new finance lease liabilities	$4,220	$6,456

Supplemental balance sheet and other information related to leases as of December 31, 2024 and December 31, 2023 is as follows (in thousands):

	2024	2023
Operating Leases:
Right-of-use assets	$153,048	$159,211
Lease liabilities:
Current	$52,725	$58,556
Long-term	114,386	117,505
Total operating lease liabilities	$167,111	$176,061
Finance Leases:
Other noncurrent assets	$9,864	$7,779
Accrued expenses and other current liabilities	$3,645	$2,682
Other long-term liabilities	$6,441	$5,129

Weighted Average Remaining Lease Term:
Operating leases	3.9 Years	3.9 Years
Finance leases	2.8 Years	3.1 years
Weighted Average Discount Rate:
Operating leases	4.5%	4.2%
Finance leases	5.0%	4.6%

As of December 31, 2024, the Company has no additional operating leases that have not yet commenced.

A maturity analysis of the future undiscounted cash flows associated with the Company’s operating and finance lease liabilities as of December 31, 2024 is as follows (in thousands):

	Operating Leases	Finance Leases
2025	$59,839	$4,217
2026	42,669	3,492
2027	29,744	2,236
2028	24,383	933
2029	18,341	92
Thereafter	7,682	-
Total lease payments	182,658	10,970
Less: imputed interest	(15,547)	(884)
Total present value of lease liabilities	$167,111	$10,086

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

Rental expense for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 was $82.0 million, $81.0 million and $81.0 million, respectively, and is recorded in “Selling, general and administrative expenses” in the consolidated statements of income.

6.
Employee Stock Purchase and Equity-Based Compensation Plans

Equity Compensation Plan Information

The following table provides information as of December 31, 2024 regarding compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	-		-	1,367,785	(2)
Equity compensation plans not approved by security holders	1,883,018	(3)	-	7,651,085	(4)
Total	1,883,018		-	9,018,870

(1)
Consists of the 2020 Employee Stock Purchase Plan.
(2)
Amount represents 1,367,785 shares remaining available for future issuance under the 2020 Employee Stock Purchase Plan (of which 47,860 shares were purchased pursuant to the offering period that ended on December 31, 2024).
(3)
Amount represents the sum of 1,883,018 shares of common stock subject to outstanding RSU and PSU awards under the 2019 Incentive Plan (with PSU awards reflected at “target” levels),
(4)
Amount represents 7,651,085 shares remaining available for future issuance under the 2019 Incentive Plan.

Employee Stock Purchase Plan

The Parsons Corporation Employee Stock Purchase Plan (“ESPP”) was adopted effective March 1, 2020. Under the ESPP, eligible employees who elect to participate are granted the right to purchase shares of Parsons common stock at a discount of 5% of the market value on the last trading day of the offering period.

The following table presents stock issuance activity for the years ended December 31, 2024 and December 31, 2023 (in thousands):

	2024	2023
Purchase price paid for shares sold	$7,935	$6,059
Number of shares sold	96	117

The average purchase price for the year ended December 31, 2024 and December 31, 2023 was $82.66 and $51.94 per share, respectively.

Equity-Based Compensation Plans

The Company issues stock-based awards through the Incentive Award Plan. The compensation expense for these awards is recorded in “Selling, general and administrative expenses” in the Company’s consolidated financial statements.

Stock-based compensation expense was $52.6 million, $27.5 million, and $20.0 million for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively, net of recognized

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

tax benefits of $8.9 million, $8.6 million, and $4.4 million for 2024, 2023 and 2022, respectively. The tax benefit realized related to awards vested during 2024, 2023, and 2022 was $12.0 million, $4.3 million, and $2.7 million, respectively. We recognize forfeitures as they occur.

At December 31, 2024, the amount of compensation cost relating to non-vested awards not yet recognized in the consolidated financial statements is $51.3 million. The majority of these unrecognized compensation costs will be recognized by the third quarter of fiscal 2026.

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

The following table presents the number of shares of restricted stock units granted (at target shares for awards with performance conditions) for the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

	December 31, 2024	December 31, 2023	December 31, 2022
Restricted Stock Units (service condition)	346,483	616,337	666,184
Restricted Stock Units (service and performance condition)	296,513	452,179	402,436

The number of units granted for awards with performance conditions in the above table is based on performance at the target amount. The number of shares ultimately issued, which could be greater or less than target, will be based on achieving specific performance conditions related to the awards. During the years ended December 31, 2024 and December 31, 2023, certain restricted stock unit grants with performance conditions vested with performance different from the target share amounts. As a result, 99,280 and 97,551 additional shares, respectively were granted and vested.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

The following table presents the number and weighted average grant-date fair value of restricted stock units (at target shares for awards with performance conditions) for the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2021	1,359,243	$36.75
Granted	1,068,620	37.42
Vested	(497,200)	35.86
Forfeited	(309,508)	36.28
Outstanding at December 31, 2022	1,621,155	37.49
Granted	1,068,516	48.96
Vested	(372,962)	37.56
Forfeited	(223,373)	39.90
Outstanding at December 31, 2023	2,093,336	43.11
Granted	642,996	79.71
Vested	(697,956)	37.83
Forfeited	(155,358)	45.33
Outstanding at December 31, 2024	1,883,018	$57.35

For the year ended December 31, 2024, 778,167 shares of restricted stock units were issued, and 272,284 shares of common stock related to employee statutory income tax withholding were retired. For the year ended December 31, 2023, 484,988 shares of restricted stock units were issued, and 159,281 shares of common stock related to employee statutory income tax withholding were retired. For the year ended December 31, 2022, 458,952 shares of restricted stock units were issued, and 160,212 shares of common stock related to employee statutory income tax withholding were retired.

The following table presents the number of shares of restricted stock outstanding (at target shares for awards with performance conditions) at December 31, 2024, December 31, 2023 and December 31, 2022:

	December 31, 2024	December 31, 2023	December 31, 2022
Restricted Stock Units (service condition)	911,908	1,085,203	817,278
Restricted Stock Units (service and performance condition)	971,110	1,008,133	803,877

7. Goodwill

The following table summarizes the changes in the carrying value of goodwill by reporting segment for the years ended December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2023	Acquisitions	Foreign Exchange	December 31, 2024
Federal Solutions	$1,686,901	$119,663	$-	$1,806,564
Critical Infrastructure	105,764	174,585	(4,233)	276,116
Total	$1,792,665	$294,248	$(4,233)	$2,082,680

	December 31, 2022	Acquisitions	Foreign Exchange	December 31, 2023
Federal Solutions	$1,591,563	$95,338	$-	$1,686,901
Critical Infrastructure	70,287	34,261	1,216	105,764
Total	$1,661,850	$129,599	$1,216	$1,792,665

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

For the years ended December 31, 2024 and December 31, 2023, the Company performed a quantitative impairment analysis for all reporting units. It was determined that the fair value of all reporting units exceeded their carrying values. No goodwill impairments were identified for the three years ended December 31, 2024, December 31, 2023 and December 31, 2022.

8.
Intangible Assets

The gross amount and accumulated amortization of acquired identifiable intangible assets included in “Intangible assets, net” on the consolidated balance sheets were as follows (in thousands except for years):

	December 31, 2024			December 31, 2023			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (in years)
Backlog	$142,100	$(51,322)	$90,778	$130,000	$(45,964)	$84,036	4.5
Customer relationships	372,930	(139,568)	233,362	297,120	(124,194)	172,926	11.6
Leases	-	-	-	120	(106)	14	-
Developed technology	23,200	(7,458)	15,742	31,600	(15,823)	15,777	4.6
Trade name	1,500	(367)	1,133	1,000	(417)	583	1.0
Non-compete agreements	8,300	(1,203)	7,097	1,500	(1,097)	403	3.0
In process research and development	1,800	-	1,800	1,800	-	1,800	n/a
Other intangibles	25	-	25	375	(348)	27	n/a
Total intangible assets	$549,855	$(199,918)	$349,937	$463,515	$(187,949)	$275,566

The aggregate amortization expense of intangible assets was $55.6 million, $76.6 million, and $78.2 million for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively.

Estimated amortization expense in each of the next five years and beyond is as follows (in thousands):

December 31, 2024
2025	$64,871
2026	57,313
2027	50,759
2028	36,871
2029	22,659
Thereafter	115,639
Total	$348,112

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

9.
Property and Equipment, Net

Property and equipment consisted of the following at December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023	Useful life (years)
Buildings and leasehold improvements	$103,945	$102,372	1-15
Furniture and equipment	84,720	84,244	3-10
Computer systems and equipment	172,437	168,926	3-10
Construction equipment	6,463	6,173	5-7
Construction in progress	30,342	21,030
	397,907	382,745
Accumulated depreciation	(286,332)	(283,788)
Property and equipment, net	$111,575	$98,957

Depreciation expense of $37.4 million, $39.1 million, and $39.0 million was recorded for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively.

10.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at December 31, 2024 and December 31, 2023 (in thousands):

	2024	2023
Salaries and wages	$119,122	$102,779
Employee benefits	371,435	342,707
Self-insurance liability	17,723	24,193
Project cost accruals	307,200	254,070
Other accrued expenses	78,945	77,674
Total accrued expenses and other current liabilities	$894,425	$801,423

11.
Debt and Credit Facilities

Debt consisted of the following at December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023
Short-Term Debt:
Delayed draw term loan	$350,000	$-
Convertible senior notes due 2025	113,405	-
Total Short-Term Debt	463,405	-
Long-Term Debt:
Delayed draw term loan	-	350,000
Convertible senior notes due 2025	-	400,000
Convertible senior notes due 2029	800,000	-
Revolving credit facility	-	-
Debt issuance costs	(15,904)	(4,037)
Total Long-Term Debt	784,096	745,963
Total Debt	$1,247,501	$745,963

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

Delayed Draw Term Loan

In September 2022, the Company entered into a $350 million unsecured Delayed Draw Term Loan with an increase option of up to $150 million (the “2022 Delayed Draw Term Loan”). The 2022 Delayed Draw Term Loan may be borrowed in a single draw during the period from and including the Closing Date to the earlier to occur of (a) the date of termination of the 2022 Delayed Draw Term Loan by the Company pursuant to the terms of the 2022 Delayed Draw Term Loan Agreement and (b) six (6) months following the Closing Date. Proceeds of the 2022 Delayed Draw Term Loan Agreement may be used (a) to pay off in full, or partially payoff, the Company’s existing Senior Notes, (b) to prepay revolving loans outstanding under the Revolving Credit Agreement (as defined below), or (c) for working capital, capital expenditures and other lawful corporate purposes. The Company drew $350.0 million from the 2022 Delayed Draw Term Loan in November 2022. The Company incurred $0.9 million of debt issuance costs in connection with the delayed draw term loan as of December 31, 2022. These costs are presented as a direct deduction from the debt on the face of the balance sheet. Interest expense related to the Delayed Draw Term Loan was $23.1million, $22.4 million and $3.3 million for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 respectively. The amortization of debt issuance costs and interest expense is recorded in “Interest expense” on the consolidated statements of income. As of December 31, 2024 and December 31, 2023, there was $350.0 million outstanding under the Delayed Draw Term Loan.

The 2022 Delayed Draw Term Loan has a three-year maturity and permits the Company to borrow in U.S. dollars. The 2022 Delayed Draw Term Loan does not require any amortization payments by the Company. Depending on the Company’s consolidated leverage ratio (or debt rating after such time as the Company has such rating), borrowings under the 2022 Delayed Draw Term Loan Agreement will bear interest at either an adjusted Term SOFR benchmark rate plus a margin between 0.875% and 1.500% or a base rate plus a margin of between 0% and 0.500% and will initially bear interest at the middle of this range. The Company will pay a ticking fee on unused term loan commitments at a rate of 0.175% commencing with the date that is ninety (90) days after the Closing Date. Amounts outstanding under the 2022 Delayed Draw Term Loan Agreement may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of benchmark rate loans. The interest rates on December 31, 2024 and December 31, 2023 were 5.6% and 6.6%, respectively.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

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

The Company recognized interest expense of $3.9 million, $3.1 million and $3.0 million for the years ended December 31, 2024. December 31, 2023 and December 31, 2022, respectively. As of December 31, 2024 and December 31, 2023 the net carrying value of the Convertible Senior Notes due 2025 were $113.4 million and $396.5 million, respectively.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

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

The Company recognized interest expense with respect to the 2029 Convertible Notes of $21.3 million for the year ended December 31, 2024. As of December 31, 2024, the net carrying value of the 2029 Convertible Notes due 2029 was $784.3 million.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

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

The partial repurchase, during the year ended December 31, 2024, resulted in a $18.4 million repurchase loss1 and a $3.2 million charge to interest expense for the acceleration of the amortization of debt issuance costs associated with the 0.25% Convertible Senior Notes due 2025. The tax effect of the repurchase loss, excluding the interest expense, was recognized as a discrete event during the year with a tax benefit of $4.3 million recognized in the income statement.

1During the first quarter of 2024, prior to the early adoption of ASU 2024-04, the Company recorded a $211.0 million loss on debt extinguishment associated with the 0.25% Convertible Senior Notes due 2025. The tax effect of the debt extinguishment, excluding the interest expense, was recognized as a discrete event to the quarter giving rise to an increase in the effective tax rate and tax benefit of $49.9 million recognized in the income statement. Please see "Note 2—Summary of Significant Accounting Policies—New Accounting Pronouncements" for a discussion of the Company's adoption of ASU 2024-04. The extinguishment charge and related income tax impacts were reversed from the Company's consolidated financial statements and recorded as a convertible debt repurchase loss as described above.

Revolving Credit Facility

In June 2021, the Company entered into a $650 million unsecured revolving credit facility (the “Credit Agreement”). The Company incurred $1.9 million of costs in connection with this Credit Agreement. The 2021 Credit Agreement replaced an existing Fifth Amended and Restated Credit Agreement dated as of November 15, 2017. Under the new agreement, the Company’s revolving credit facility was increased from $550 million to $650 million. The credit facility has a five-year maturity, which may be extended up to two times for periods determined by the Company and the applicable extending lenders, and permits the Company to borrow in U.S. dollars, certain specified foreign currencies, and

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

each other currency that may be approved in accordance with the 2021 Facility. The borrowings under the Credit Agreement bear interest at either a eurocurrency rate plus a margin between 1.0% and 1.625% or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%. The rates on December 31, 2024 and December 31, 2023 were 5.7% and 6.7%, respectively. Borrowings under this Credit Agreement are guaranteed by certain Company operating subsidiaries. Letters of credit commitments outstanding under this agreement aggregated approximately $43.0 million and $43.8 million at December 31, 2024 and December 31, 2023, respectively, which reduced borrowing limits available to the Company. Interest expense related to the Credit Agreement was $0.7 million, $3.9 million and $4.3 million, for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively. There were no loan amounts outstanding under the Credit Agreement at December 31, 2024 and December 31, 2023.

The Credit Agreement includes various covenants, including restrictions on indebtedness, liens, acquisitions, investments or dispositions, payment of dividends and maintenance of certain financial ratios and conditions. The Company was in compliance with these covenants at December 31, 2024 and December 31, 2023.

Letters of Credit

The Company also has in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated approximately $328.4 million and $320.7 million at December 31, 2024 and December 31, 2023, respectively.

12.
Other Long-term Liabilities

Other long-term liabilities consisted of the following at December 31, 2024 and December 31, 2023 (in thousands):

	2024	2023
Self-insurance liability	$58,878	$81,795
Reserve for uncertain tax positions	22,985	22,815
Finance lease obligations	6,441	5,129
Other long-term liabilities	8,182	10,556
Total other long-term liabilities	$96,486	$120,295

Refer to “Note 13—Income Taxes” for further discussion of the Company’s reconciliation of the beginning and ending balances of uncertain tax positions.

13.
Income Taxes

The following table presents the components of our income from operations before income taxes (in thousands):

	2024	2023	2022
United States earnings	$256,210	$179,522	$77,110
Foreign earnings	111,441	84,531	89,112
	$367,651	$264,053	$166,222

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

The income tax expense (benefit) attributable to income from operations for the years ended December 31, 2024, December 31, 2023, and December 31, 2022 consists of the following (in thousands):

	2024	2023	2022
Current
Federal	$37,713	$37,699	$21,323
State	13,441	13,340	9,946
Foreign	19,731	14,013	9,232
Total current income tax expense	70,885	65,052	40,501
Deferred
Federal	1,397	(5,974)	(2,902)
State	3,941	(590)	(623)
Foreign	763	(2,350)	2,681
Total deferred tax benefit	6,101	(8,914)	(844)
Total income tax expense	$76,986	$56,138	$39,657

Income tax expense (benefit) was different from the amount computed by applying the United States federal statutory rate to pre-tax income from continuing operations as a result of the following (in thousands):

	2024		2023		2022
Income before income tax expense	$367,651		$264,053		$166,222
Tax at federal statutory tax rate	77,207	21.0%	55,451	21.0%	34,907	21.0%
State taxes, net of federal tax benefit	11,852	3.2%	9,807	3.7%	7,530	4.5%
Change in valuation allowance	11,111	3.0%	5,773	2.2%	1,363	0.8%
Change in uncertain tax positions	3,584	1.0%	3,530	1.3%	1,688	1.0%
Foreign tax rate differential	(6,078)	-1.7%	(6,258)	-2.4%	(1,787)	-1.1%
Tax cost of foreign operations, net of credits	1,842	0.5%	3,085	1.2%	777	0.5%
Foreign-derived intangible income deduction	(14,794)	-4.0%	(4,736)	-1.8%	(76)	0.0%
Noncontrolling interests	(11,679)	-3.2%	(9,821)	-3.7%	(6,279)	-3.8%
Federal business credits	(2,932)	-0.8%	(2,731)	-1.0%	(1,926)	-1.2%
Executive compensation	7,351	2.0%	1,636	0.6%	1,921	1.2%
Equity compensation	(7,170)	-2.0%	(158)	-0.1%	10	0.0%
Other, net	6,692	1.8%	560	0.2%	1,529	0.9%
Total income tax expense	$76,986	20.9%	$56,138	21.3%	$39,657	23.9%

The effective tax rate in 2024 decreased to 20.9% from 21.3% in 2023. The change in the effective tax rate was due primarily to tax benefits related to increases in the foreign-derived intangible income (FDII) deduction and increased equity-based compensation deductions, partially offset by an increase in valuation allowance on NOLs and non-deductible executive compensation subject to Section 162(m).

The effective tax rate in 2023 decreased to 21.3% from 23.9% in 2022. The change in the effective tax rate was due primarily to tax benefits related to increases in the foreign-derived intangible income (FDII) deduction and a change in jurisdictional mix of earnings, partially offset by an increase in valuation allowance on foreign tax credits originating from foreign withholding taxes.

The effective tax rate for the year ended December 31, 2024 differs from the federal statutory tax rate of 21% primarily due to state income taxes, valuation allowance and executive compensation subject to Section 162(m), offset by benefits related to untaxed income attributable to noncontrolling interests, earnings in lower tax jurisdictions, the FDII deduction, and equity-based compensation deductions.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

The effective tax rate for the year ended December 31, 2023 differs from the federal statutory tax rate primarily due to state income taxes, valuation allowance on foreign tax credit carryovers originating from foreign taxes, partially offset by benefits related to untaxed income attributable to noncontrolling interests, earnings in lower tax jurisdictions, the FDII deduction, and federal business tax credits.

The effective tax rate for the year ended December 31, 2022 differs from the federal statutory tax rate primarily due to state income taxes and a recorded valuation allowance on foreign tax credit carryovers, partially offset by benefits related to income attributable to noncontrolling interests, earnings in lower tax jurisdictions and federal business tax credits.

The components of deferred tax assets and liabilities consist of the following at December 31, 2024 and December 31, 2023 (in thousands):

	2024	2023
Deferred tax assets
Project and non-project reserves	$23,184	$23,555
Employee compensation and benefits	76,944	69,726
Revenue and cost recognition	46,250	37,616
Insurance accruals	12,424	14,081
Net operating losses	17,640	8,663
Lease liabilities	42,572	44,626
Tax credit carryforwards	35,845	31,727
Other	17,432	3,285
Total deferred tax assets	272,291	233,279
Valuation allowance	(45,318)	(34,779)
Total deferred tax assets	226,973	198,500
Deferred tax liabilities
Intangible assets	(57,361)	(18,783)
Right-of-use assets	(38,605)	(40,131)
Profit remittance tax	(6,842)	(5,822)
Other	(1,758)	(3,378)
Total deferred tax liabilities	(104,566)	(68,114)
Net deferred tax asset	$122,407	$130,386

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

As of December 31, 2024, and December 31, 2023, the Company’s valuation allowance against deferred tax assets was $45.3 million and $34.8 million, respectively. The Company has recorded a valuation allowance against certain tax attributes that the Company has determined are not more-likely-than-not to be realized, including certain foreign net operating loss carryforwards, foreign tax credit carryforwards, and capital loss carryforwards. From December 31, 2023 to December 31, 2024, the Company’s valuation allowance increased by $10.5 million. This increase relates to deferred tax assets recorded for net operating loss carryforwards and foreign tax credit carryforwards. The valuation allowance is recorded because the Company does not expect to have sufficient taxable income and

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

foreign source income to utilize the net operating loss carryforwards and the foreign tax credit carryforwards before they expire.

As of December 31, 2024, the Company has Net Operating Losses ("NOLs") of $1.7 million, $20.3 million, and $74.2 million for U.S. Federal, U.S. states and foreign jurisdictions, respectively. The utilization of the U.S. federal and U.S. state NOLs are subject to certain annual limitations. Of these NOL amounts, $1.7 million, $8.0 million and $12.9 million in U.S. Federal, U.S. states and foreign jurisdictions, respectively, do not expire. The remaining amounts of NOLs in U.S. states and in foreign jurisdictions will expire if not used between 2025 and 2045.

As of December 31, 2024, the Company has foreign tax credit carryforwards of $33.5 million. The Company has provided a valuation allowance of $33.5 million as the Company considers it is not more likely than not that these credits will be realized. These foreign tax credits start expiring in the year 2029.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows (in thousands):

	2024	2023	2022
Beginning of year	$25,497	$22,798	$21,181
Increases—current year tax positions	1,058	3,220	4,666
Increases—prior year tax positions	7,488	2,458	2,254
Decreases—prior year tax positions	(1,826)	(1,589)	(3,537)
Settlements	(1,334)	(1,026)	(1,447)
Lapse of statute of limitations	(1,345)	(364)	(319)
End of year	$29,538	$25,497	$22,798

At December 31, 2024, and December 31, 2023, there are $28.6 million and $25.1 million of unrecognized tax benefits that if recognized would affect the Company’s effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as part of its income tax expense. During the years ended December 31, 2024, December 31, 2023, and December 31, 2022, the Company recognized approximately $1 million, $0.5 million, and $0.7 million in interest and penalties, respectively, in the consolidated statements of income. The total amount of interest and penalties accrued in the consolidated balance sheets was $5.6 million, $4.6 million, and $4.1 million as of December 31, 2024, December 31, 2023, and December 31, 2022, respectively.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. states, and foreign jurisdictions. The Company is subject to examination by tax authorities in several jurisdictions, including jurisdictions where the Company has significant activities, such as Canada, Qatar, Saudi Arabia and the United States. As of December 31, 2024, the Company’s U.S. federal income tax returns for tax years 2021 and forward remain subject to examination. U.S. states and foreign income tax returns remain subject to examination based on varying local statutes of limitations.

The Company estimates that, within 12 months, it may decrease its uncertain tax positions by approximately $7.2 million as a result of concluding various tax audits and closing tax years.

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

December 31, 2024, December 31, 2023 and December 31, 2022

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

In September 2015, a former Parsons employee filed an action in the United States District Court for the Northern District of Alabama against us as a qui tam relator on behalf of the United States (the “Relator”) alleging violation of the False Claims Act. The plaintiff alleges that, as a result of these actions, the United States paid in excess of $1 million per month between February and September 2006 that it should have paid to another contractor, plus $2.9 million to acquire vehicles for the contractor defendant to perform its security services. The lawsuit sought (i) that we cease and desist from violating the False Claims Act, (ii) monetary damages equal to three times the amount of damages that the United States has sustained because of our alleged violations, plus a civil penalty of not less than $5,500 and not more than $11,000 for each alleged violation of the False Claims Act, (iii) monetary damages equal to the maximum amount allowed pursuant to §3730(d) of the False Claims Act, and (iv) Relator’s costs for this action, including recovery of attorneys’ fees and costs incurred in the lawsuit. The United States government did not intervene in this matter as it is allowed to do so under the statute. The court heard dispositive motions in 2023, including Parsons’ motion for summary judgment. We are awaiting the court’s rulings upon such motions, which will determine whether a trial will be necessary for this matter in 2025.

On July 1, 2024, a final judgment was filed with the clerk of the Superior Court of the State of California In and For the County of San Mateo with an award of damages in the total amount of approximately $102.5 million in favor of Parsons Transportation Group, Inc. and against Alstom Signaling Operations LLC (Alstom"). This proposed award relates back to a lawsuit Parsons initially filed against the Peninsula Corridor Joint Powers Board for breach of contract and wrongful termination in February 2017 (which was settled between Parsons and the Joint Powers Board in 2021) and a cross-complaint filed against Alstom Signaling Operations LLC in November 2017, as subsequently amended, for breach of contract, negligence and intentional misrepresentation. On September 23, 2024, the Court awarded pre-judgment interest in the amount of $34.0 million and amended the judgment accordingly to include such interest. Alstom filed a Notice of Appeal and has posted a bond as required under California law.

At this time, the Company is unable to determine the probability of the outcome of the litigation.

Federal government contracts are subject to audits, which are performed for the most part by the Defense Contract Audit Agency (“DCAA”). Audits by the DCAA and other agencies consist of reviews of our overhead rates, operating systems and cost proposals to ensure that we account for such costs in accordance with the Federal Acquisition Regulations (“FAR”). If the DCAA determines we have not accounted for such costs in accordance with the FAR, the DCAA may disallow these costs. The disallowance of such costs may result in a reduction of revenue and additional liability for the Company. Historically, the Company has not experienced any material disallowed costs as a result of government audits. However, the Company can provide no assurance that the DCAA or other government audits will

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

not result in material disallowances for incurred costs in the future. All audits of costs incurred on work performed through 2014 have been closed, and years thereafter remain open. All of Parsons operating systems have been deemed adequate by the U.S. federal government.

Although there can be no assurance that these matters will be resolved favorably, management believes that their ultimate resolution will not have a material adverse impact on the Company’s consolidated financial position, results of operations, or cash flows.

15.
Retirement and Other Benefit Plans

The Company’s principal retirement benefit plan is the ESOP, a stock bonus plan, established in 1975 to cover eligible employees of the Company and certain affiliated companies. Contributions of treasury stock to ESOP are made annually in amounts determined by the Company’s board of directors and are held in trust for the sole benefit of the participants. Shares allocated to a participant’s account are fully vested after three years of credited service, or in the event(s) of reaching age 65, death or disability while an active employee of the Company. As of December 31, 2024, the total shares of the Company’s common stock outstanding were 106,775,350, of which 54,117,903 were held by the ESOP. As of December 31, 2023, the total shares of the Company’s common stock outstanding were 105,839,978, of which 59,879,857 were held by the ESOP.

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

Total ESOP contribution expense was approximately $59.8 million, $58.2 million and $54.7 million for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively, and is recorded in “Direct costs of contracts” and “Selling, general and administrative expense” in the consolidated statements of income.

The Company also maintains a defined contribution plan (the “401(k) Plan”). Substantially all domestic employees are entitled to participate in the 401(k) Plan, subject to certain minimum requirements. The Company’s contributions to the 401(k) Plan for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 amounted to $37.7 million, $35.4 million, and $30.2 million, respectively.

As part of an acquisition in 2014, the Company acquired a defined contribution pension plan, a defined benefit pension plan, and supplemental retirement plan. For the defined contribution pension plan, the Company contributes a base amount plus an additional amount based upon a predetermined formula. At December 31, 2024 and December 31, 2023, the defined benefit pension plan was in a net asset position of $1.3 million and $1.4 million, respectively, which is recorded in “Other noncurrent assets” on the consolidated balance sheets.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

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

Letters of credit outstanding described in ‘Note 11—Debt and Credit Facilities” that relate to project ventures are approximately $176.7 million and $147.7 million at December 31, 2024 and December 31, 2023, respectively.

In the table below, aggregated financial information relating to the Company’s joint ventures is provided because their nature, risk and reward characteristics are similar. None of the Company’s current joint ventures that meet the characteristics of a VIE are individually significant to the consolidated financial statements.

Consolidated Joint Ventures

The following represents financial information for consolidated joint ventures included in the consolidated financial statements as of and for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 (in thousands):

	2024	2023
Current assets	$519,450	$426,633
Noncurrent assets	9,841	14,295
Total assets	529,291	440,928
Current liabilities	296,774	260,286
Noncurrent liabilities	2,203	5,132
Total liabilities	298,977	265,418
Total joint venture equity	$230,314	$175,510

	2024	2023	2022
Revenue	$788,702	$708,391	$483,888
Costs	676,258	613,186	422,559
Net income	$112,444	$95,205	$61,329
Net income attributable to noncontrolling interests	$55,612	$46,766	$29,901

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

The following represents the financial information of the Company’s unconsolidated joint ventures as presented in their unaudited financial statements as of and for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 (in thousands):

	2024	2023
Current assets	$1,477,950	$1,607,953
Noncurrent assets	431,476	483,693
Total assets	1,909,426	2,091,646
Current liabilities	947,072	1,057,113
Noncurrent liabilities	469,808	518,647
Total liabilities	1,416,880	1,575,760
Total joint venture equity	$492,546	$515,886
Investments in and advances to unconsolidated joint ventures	$138,759	$128,204

	2024	2023	2022
Revenue	$2,118,799	$2,313,420	$2,406,407
Costs	2,108,768	2,310,114	2,325,472
Net income	$10,031	$3,306	$80,935
Equity in (losses) earnings of unconsolidated joint ventures	$(23,361)	$(47,751)	$16,347

The Company had net contributions to its unconsolidated joint ventures of $38.8 million and $65.2 million for the years ended December 31, 2024 and December 31, 2023, respectively and received net distributions from its unconsolidated joint ventures of $20.2 million for the year ended December 31, 2022.

The following table presents certain financial statement impacts from changes in estimates on unconsolidated joint ventures in the Critical Infrastructure segment.

	2024	2023	2022
Operating loss	$(51,715)	$(83,398)	$(13,817)
Net loss	(44,682)	(61,842)	(10,335)
Diluted loss per share	$(0.40)	$(0.54)	$(0.09)

17.
Related Party Transactions

The Company often provides services to unconsolidated joint ventures and revenues include amounts related to recovering overhead costs for these services. For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, revenues included $182.6 million, $213.8 million, and $217.4 million, respectively, related to services the Company provided to unconsolidated joint ventures. For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the Company incurred approximately $143.2 million, $153.7 million and $157.6 million, respectively, of reimbursable costs. Amounts included in the consolidated balance sheets related to services the Company provided to unconsolidated joint ventures are as follows (in thousands):

	2024	2023
Accounts receivable	$38,443	$38,898
Contract assets	11,540	38,009
Contract liabilities	10,776	15,287

Amounts presented above for comparable periods have been updated to reflect all unconsolidated joint ventures.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

18.
Fair Value

The authoritative guidance on fair value measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). At December 31, 2024 and December 31, 2023 the Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable, and other liabilities. The fair values of these financial instruments approximate their carrying values due to their short-term maturities.

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

Financial assets and liabilities measured at fair value on a recurring basis are as follows:

Fair value as of December 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets related to defined contribution plan
Mutual funds	$875	$—	$—	$875
Fixed income	—	6,627	—	6,627
Cash and cash equivalents	349	—	—	349
Total assets at fair value	$1,224	$6,627	$—	$7,851

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

Fair value as of December 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets related to defined contribution plan
Mutual funds	$1,840	$—	$—	1,840
Fixed income	—	6,568	—	6,568
Cash and cash equivalents	355	—	—	355
Total assets at fair value	$2,195	$6,568	—	$8,763

Contingent consideration
Earnout liability	$-	$-	$2,300	$2,300
Total liabilities at fair value	$-	$-	$2,300	$2,300

As described in “Note 15—Retirement and Other Benefits Plans”, the Company acquired a defined contribution pension plan, a defined benefit pension plan, and supplemental retirement plans. At December 31, 2024 and December 31, 2023, the Company measured the mutual funds held within the defined benefit pension plan at fair value using unadjusted quoted prices in active markets that are accessible for identical assets. The Company measured the fixed income securities using market bid and ask prices. The inputs that are significant to the valuation of fixed income securities are generally observable, and therefore have been classified as Level 2.

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

The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in our consolidated balance sheets, on the basis of Level 1 inputs for the Company's convertible notes and Level 2 inputs for the delayed draw term loan, were as follows (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Convertible senior notes due 2025	$113,405	$233,206	$400,000	$568,000
Convertible senior notes due 2029	800,000	939,280	-	-
Delayed draw term loan	350,000	350,000	350,000	350,000
Total	$1,263,405	$1,522,486	$750,000	$918,000

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

19.
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

The following table reconciles the numerator and denominator used to compute basic and diluted EPS for the years ended December 31, 2024, December 31, 2023, and December 31, 2022 (in thousands):

	2024	2023	2022
Numerator for Basic and Diluted EPS:
Net income attributable to Parsons Corporation - basic	$235,053	$161,149	$96,664
Convertible senior notes if-converted method interest adjustment	2,932	2,291	2,176
Net income attributable to Parsons Corporation - diluted	$237,985	$163,440	$98,840

Denominator for Basic and Diluted EPS:
Basic weighted average number of shares outstanding	106,274	104,992	103,758
Dilutive effect of stock-based awards	1,778	1,173	808
Dilutive effect of warrants	494	—	—
Dilutive effect of convertible senior notes	3,628	8,917	8,917
Diluted weighted average number of shares outstanding	112,174	115,082	113,483

Earnings per share:
Basic	$2.21	$1.53	$0.93
Diluted	$2.12	$1.42	$0.87

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

Anti-dilutive stock-based awards excluded from the calculation of earnings per share for the years ended December 31, 2024, December 31, 2023, and December 31, 2022 were 4,562, 5,423, and 15,113, respectively.

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

As of December 31, 2024, the Company has $75 million remaining under the stock repurchase program.

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

The following table summarizes the repurchase activity under the stock repurchase program.

	2024	2023
Total shares repurchased	287,005	233,010
Total shares retired	287,005	233,010
Average price paid per share	$87.10	$47.21

20.
Segments Information

The Company operates in two reportable segments: Federal Solutions and Critical Infrastructure.

The Federal Solutions segment provides advanced technical solutions to the U.S. government, delivering timely, cost-effective hardware, software and services for mission-critical projects. The segment provides advanced technologies, supporting national security missions in cyber operations, missile defense, and military facility modernization, logistics support, hazardous material remediation and engineering services.

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

The Company defines its reportable segments based on the way the chief operating decision maker (“CODM”), its Chief Executive Officer, evaluates the performance of each segment and manages the operations of the Company for purposes of allocating resources among the segments. The CODM

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

evaluates segment operating performance using segment Revenue, segment direct cost of contracts, segment Selling, General and Administrative expense and segment Adjusted EBITDA attributable to Parsons Corporation.

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

Adjusted EBITDA is the measure of our operating performance used by the CODM to assess our segments’ financial performance. The CODM uses Adjusted EBITDA for business planning purposes, including to manage our segments against internal projected results of operations and measure the performance of our segments generally.

The following tables present segment information provided to the CODM, as of each fiscal year presented, along with a reconciliation of segment adjusted EBITDA attributable to Parsons Corporation to net income attributable to Parsons Corporation for the periods presented (in thousands):

	Twelve Months Ended December 31, 2024
	Federal Solutions	Critical Infrastructure	Total
Revenue	$4,007,114	$2,743,462	$6,750,576
Direct cost of contracts	(3,187,829)	(2,156,325)	(5,344,154)
Selling, general and administrative expenses (a)	(157,442)	(146,744)	(304,186)
Equity in earnings (losses) of unconsolidated joint ventures	3,254	(26,615)	(23,361)
Other segment items (b)	(249,759)	(280,877)	(530,636)
Adjusted EBITDA attributable to Parsons Corporation	$415,338	$132,901	548,239
Reconciliation: Segment Adjusted EBITDA to Net Income Attributable to Parsons Corporation
Adjusted EBITDA attributable to non-controlling interests			56,714
Depreciation and amortization			(99,251)
Interest expense, net			(40,154)
Income tax expense			(76,986)
Equity-based compensation expense			(61,492)
Convertible debt repurchase loss			(18,355)
Transaction related costs (c)			(17,138)
Other (e)			(912)
Net income including noncontrolling interests			290,665
Net income attributable to noncontrolling interests			(55,612)
Net income attributable to Parsons Corporation			$235,053

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

	Twelve Months Ended December 31, 2023
	Federal Solutions	Critical Infrastructure	Total
Revenue	$3,020,701	$2,422,048	$5,442,749
Direct cost of contracts	(2,375,350)	(1,861,385)	(4,236,735)
Selling, general and administrative expenses (a)	(129,507)	(129,747)	(259,254)
Equity in earnings (losses) of unconsolidated joint ventures	4,190	(51,941)	(47,751)
Other segment items (b)	(230,784)	(251,190)	(481,974)
Adjusted EBITDA attributable to Parsons Corporation	289,250	127,785	417,035
Reconciliation: Segment Adjusted EBITDA to Net Income Attributable to Parsons Corporation
Adjusted EBITDA attributable to non-controlling interests			47,638
Depreciation and amortization			(119,973)
Interest expense, net			(29,306)
Income tax expense			(56,138)
Equity-based compensation expense			(36,151)
Transaction related costs (c)			(12,013)
Restructuring expense (d)			(1,244)
Other (e)			(1,933)
Net income including noncontrolling interests			207,915
Net income attributable to noncontrolling interests			(46,766)
Net income attributable to Parsons Corporation			$161,149

	Twelve Months Ended December 31, 2022
	Federal Solutions	Critical Infrastructure	Total
Revenue	$2,212,987	$1,982,285	$4,195,272
Direct cost of contracts	(1,703,297)	(1,545,253)	(3,248,550)
Selling, general and administrative expenses (a)	(117,759)	(110,468)	(228,227)
Equity in earnings of unconsolidated joint ventures	3,677	12,670	16,347
Other segment items (b)	(196,604)	(215,849)	(412,453)
Adjusted EBITDA attributable to Parsons Corporation	199,004	123,385	322,389
Reconciliation: Segment Adjusted EBITDA to Net Income Attributable to Parsons Corporation
Adjusted EBITDA attributable to non-controlling interests			30,393
Depreciation and amortization			(120,501)
Interest expense, net			(22,219)
Income tax expense			(39,657)
Equity-based compensation expense			(24,354)
Transaction related costs (c)			(16,270)
Restructuring expense (d)			(213)
Other (e)			(3,003)
Net income including noncontrolling interests			126,565
Net income attributable to noncontrolling interests			(29,901)
Net income attributable to Parsons Corporation			$96,664

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

(a)
The amount of selling, general and administrative expenses (“SG&A”) is total SG&A excluding allocations.
(b)
The amount of other segment items is the difference between segment revenue less direct cost of contracts, segment SG&A expenses, equity in earnings (losses) of unconsolidated joint ventures, and Adjusted EBITDA attributable to Parsons Corporation. Other segment items primarily include:
i.
Corporate and shared segment SG&A (excluding Adjusted EBITDA items)
ii.
Noncontrolling interests attributable to operating income and other income/expense
iii.
Bad debt expense
iv.
Sublease income
v.
Foreign currency gain/loss, and
vi.
Certain other income/expense items
(c)
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

Asset information by segment is not a key measure of performance used by the CODM.

The following table presents revenues and property and equipment, net by geographic area (in thousands):

	2024	2023	2022
Revenues:
North America	$5,677,933	$4,481,492	$3,463,128
Middle East	1,052,509	943,175	710,830
Rest of World	20,134	18,082	21,314
Total revenues	$6,750,576	$5,442,749	$4,195,272
Property and equipment, net
North America	$101,044	$91,766	$91,217
Middle East	10,531	7,191	4,833
Total property and equipment, net	$111,575	$98,957	$96,050

North America revenue includes $5.2 billion, $4.1 billion and $3.2 billion of United States revenue for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively. North America property and equipment, net includes $94.0 million, $83.9 million and $84.4 million of property and equipment, net in the United States at December 31, 2024, December 31, 2023 and December 31, 2022, respectively.

The geographic location of revenue is determined by the location of the customer.

The following table presents revenues by business lines (in thousands):

	2024	2023	2022
Revenue:
Defense & Intelligence	$1,772,481	$1,539,968	$1,368,779
Engineered Systems	2,234,633	1,480,733	844,208
Federal Solutions revenues	4,007,114	3,020,701	2,212,987
Infrastructure – North America	1,683,664	1,472,768	1,265,376
Infrastructure – Europe, Middle East and Africa	1,059,798	949,280	716,909
Critical Infrastructure revenues	2,743,462	2,422,048	1,982,285
Total revenues	$6,750,576	$5,442,749	$4,195,272

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, December 31, 2023 and December 31, 2022

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

21.
Quarterly Information - Unaudited

The following table presents selected quarterly financial information (in thousands except per share data).

	Quarter Ended
	March 31, 2024	December 31, 2024
Federal Solutions revenue	$909,608	$1,003,323
Critical Infrastructure revenue	626,068	730,994
Total revenue	1,535,676	1,734,317
Operating income	101,844	99,812
Convertible debt repurchase loss (1)	(18,355)	-
Income tax expense (1)	(13,324)	(18,729)
Net income attributable to Parsons Corporation (1)	39,750	54,180
Earnings per share:
Basic	$0.37	$0.51
Diluted (2)	$0.37	$0.49

1 Presents the revised quarterly financial data resulting from the adoption of Accounting Standards Update (“ASU”) 2024-04 as of January 1, 2024 on a prospective basis. As a result of the adoption of ASU 2024-04, the Company reversed a loss on extinguishment of debt for the partial repurchase of the Convertible Senior Notes due 2025 and recorded the repurchase transaction as an induced conversion. This change from extinguishment to inducement accounting resulted in the Company (i.) reversing the $211.0 million loss and the related $49.9 million tax benefit on extinguishment of debt, recorded in Q1 2024, (ii.) recording a $18.4 million convertible debt repurchase loss, (iii.) the difference between the extinguishment loss and inducement expense of $192.6 million recorded to equity, and (iv.) the related tax benefit of $45.6 million recorded to equity. See "Note 2—Summary of Significant Accounting Polices—New Accounting Pronouncements" for a further discussion of the first quarter 2024 extinguishment accounting and subsequent change to inducement accounting.

2 Diluted earnings per share prior to the adoption of ASU 2024-04 did not include certain adjustments as their inclusion would have been antidilutive. Subsequent to the adoption of ASU 2024-04 these adjustments are no longer antidilutive. Dilutive adjustments include if converted interest of $2.8 million, 1.5 million shares related to stock based awards and 6.8 million shares related to convertible senior notes. Inclusion of these dilution adjustments resulted in dilutive net income attributable to Parsons Corporation of $42.5 million and total diluted shares of 114.4 million for the quarter ended March 31, 2024.

22.
Subsequent Events

After the year ended December 31, 2024, the Company entered into a merger agreement to acquire a 100% ownership interest in TRS Group, Inc. ("TRS") for approximately $36 million from cash on hand. Headquartered in Indianapolis, Indiana, TRS is an environmental solutions firm that specializes in remediation technology. At the time of the filing of this Form 10-K, the Company has just started the process of obtaining the relevant data to make the required acquisition related disclosures. This acquisition is not material to the Company's consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

(in thousands)	Balance at beginning of period	Additions	Deductions	Other and foreign exchange impact	Balance at end of period
2024
Allowance for doubtful accounts	$3,952	$-	$(66)	$-	$3,886
Valuation allowance on deferred tax assets	34,779	11,452	(328)	(585)	45,318
2023
Allowance for doubtful accounts	4,011	$-	$(59)	$-	3,952
Valuation allowance on deferred tax assets	28,705	8,209	(2,437)	302	34,779
2022
Allowance for doubtful accounts	3,955	59	(3)	-	4,011
Valuation allowance on deferred tax assets	$27,348	3,656	(2,180)	(119)	$28,705