Form 10-Q
period 2025-03-31
PARSONS CORP
filed 2025-04-30
CIK 275880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 16, 2025, the registrant had 106,874,985 shares of common stock, $1.00 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents (including $78,952 and $202,121 Cash of consolidated joint ventures)	$269,745	$453,548
Accounts receivable, net (including $394,220 and $294,700 Accounts receivable of consolidated joint ventures)	1,124,951	1,100,396
Contract assets (including $8,485 and $7,906 Contract assets of consolidated joint ventures)	822,781	741,504
Prepaid expenses and other current assets (including $15,697 and $14,723 Prepaid expenses and other current assets of consolidated joint ventures)	183,694	166,952
Total current assets	2,401,171	2,462,400

Property and Equipment, net (including $2,489 and $2,971 Property and equipment of consolidated joint ventures)	121,753	111,575
Right of use assets, operating leases (including $5,050 and $5,726 Right of use assets, operating leases of consolidated joint ventures)	148,715	153,048
Goodwill	2,107,072	2,082,680
Investments in and advances to unconsolidated joint ventures	142,248	138,759
Intangible assets, net	339,655	349,937
Deferred tax assets	131,963	133,450
Other noncurrent assets	56,567	56,113
Total assets	$5,449,144	$5,487,962

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable (including $52,267 and $28,214 Accounts payable of consolidated joint ventures)	$288,519	$207,589
Accrued expenses and other current liabilities (including $196,814 and $198,797 Accrued expenses and other current liabilities of consolidated joint ventures)	783,686	894,425
Contract liabilities (including $68,462 and $66,144 Contract liabilities of consolidated joint ventures)	297,511	289,799
Short-term lease liabilities, operating leases (including $3,104 and $3,522 Short-term lease liabilities, operating leases of consolidated joint ventures)	53,137	52,725
Income taxes payable	7,692	7,701
Short Term Debt	434,925	463,405
Total current liabilities	1,865,470	1,915,644

Long-term employee incentives	26,479	31,818
Long-term debt	785,198	784,096
Long-term lease liabilities, operating leases (including $1,944 and $2,203 Long-term lease liabilities, operating leases of consolidated joint ventures)	108,336	114,386
Deferred tax liabilities	11,229	11,043
Other long-term liabilities	106,700	96,486
Total liabilities	$2,903,412	$2,953,473
Contingencies (Note 12)
Shareholders' equity:
Common stock, $1 par value; authorized 1,000,000,000 shares; 146,704,037 and 146,656,225 shares issued; 53,922,339 and 52,657,447 public shares outstanding; 52,900,764 and 54,117,904 ESOP shares outstanding	$146,704	$146,655
Treasury stock, 39,880,875 shares at cost	(815,282)	(815,282)
Additional paid-in capital	2,660,487	2,684,829
Retained earnings	487,625	426,781
Accumulated other comprehensive loss	(25,740)	(26,594)
Total Parsons Corporation shareholders' equity	2,453,794	2,416,389
Noncontrolling interests	91,938	118,100
Total shareholders' equity	2,545,732	2,534,489
Total liabilities and shareholders' equity	$5,449,144	$5,487,962

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share information)

(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024

Revenue	$1,554,360	$1,535,676
Direct cost of contracts	1,200,377	1,210,827
Equity in losses of unconsolidated joint ventures	(687)	(2,060)
Selling, general and administrative expenses	244,063	220,945
Operating income	109,233	101,844
Interest income	2,142	1,152
Interest expense	(12,246)	(12,998)
Convertible debt repurchase loss	-	(18,355)
Other income (expense), net	1,635	(3,326)
Total other income (expense)	(8,469)	(33,527)
Income before income tax expense	100,764	68,317
Income tax expense	(18,977)	(13,324)
Net income including noncontrolling interests	81,787	54,993
Net income attributable to noncontrolling interests	(15,584)	(15,243)
Net income attributable to Parsons Corporation	66,203	39,750
Earnings per share:
Basic	$0.62	$0.37
Diluted	$0.60	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Net income including noncontrolling interests	$81,787	$54,993
Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	847	(1,927)
Pension adjustments, net of tax	7	(31)
Comprehensive income including noncontrolling interests, net of tax	82,641	53,035
Comprehensive income attributable to noncontrolling interests, net of tax	(15,584)	(15,243)
Comprehensive income attributable to Parsons Corporation, net of tax	$67,057	$37,792

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net income including noncontrolling interests	81,787	$54,993
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	27,403	24,531
Amortization of debt issue costs	1,223	4,099
Loss (gain) on disposal of property and equipment	15	198
Convertible debt repurchase loss	-	18,355
Deferred taxes	1,555	4,796
Foreign currency transaction gains and losses	(786)	2,311
Equity in losses of unconsolidated joint ventures	687	2,060
Return on investments in unconsolidated joint ventures	12,963	16,106
Stock-based compensation	10,979	10,523
Contributions of treasury stock	17,764	15,030
Changes in assets and liabilities, net of acquisitions and consolidated joint ventures:
Accounts receivable	(21,015)	(110,066)
Contract assets	(78,015)	(11,715)
Prepaid expenses and other assets	(17,171)	(21,602)
Accounts payable	79,659	31,685
Accrued expenses and other current liabilities	(132,892)	(77,591)
Contract liabilities	3,153	(17,090)
Income taxes	(2)	(5,521)
Other long-term liabilities	906	(4,521)
Net cash used in operating activities	(11,787)	(63,420)
Cash flows from investing activities:
Capital expenditures	(13,473)	(9,436)
Proceeds from sale of property and equipment	-	2
Payments for acquisitions, net of cash acquired	(31,612)	-
Investments in unconsolidated joint ventures	(16,585)	(36,076)
Net cash used in investing activities	(61,670)	(45,510)
Cash flows from financing activities:
Proceeds from borrowings under credit agreement	145,900	153,200
Repayments of borrowings under credit agreement	(145,900)	(153,200)
Proceeds from issuance of convertible notes due 2029	-	800,000
Repurchases of convertible notes due 2025	(28,480)	(495,575)
Payments for debt issuance costs	-	(18,941)
Contributions by noncontrolling interests	260	-
Distributions to noncontrolling interests	(42,009)	(11,258)
Repurchases of common stock	(24,995)	-
Taxes paid on vested stock	(15,640)	(16,914)
Capped call transactions	-	(88,400)
Bond hedge termination	-	195,549
Redemption of warrants	-	(104,952)
Net cash (used in) provided by financing activities	(110,864)	259,509
Effect of exchange rate changes	518	(402)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(183,803)	150,177
Cash, cash equivalents and restricted cash:
Beginning of year	453,548	272,943
End of period	269,745	$423,120

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2025 and March 31, 2024

(In thousands)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Parsons Equity	Noncontrolling Interests	Total
Balance at December 31, 2024	$146,655	$(815,282)	$2,684,829	$426,781	$(26,594)	$2,416,389	$118,100	$2,534,489
Net income	-	-	-	66,203	-	66,203	15,584	81,787
Foreign currency translation gain, net	-	-	-	-	847	847	3	850
Pension adjustments, net	-	-	-	-	7	7	-	7
Contributions	-	-	-	-	-	-	260	260
Distributions	-	-	-	-	-	-	(42,009)	(42,009)
Issuance of equity securities, net of retirement	473	-	(10,750)	(5,359)	-	(15,636)	-	(15,636)
Repurchases of common stock	(424)	-	(24,571)	-	-	(24,995)	-	(24,995)
Stock based compensation	-	-	10,979	-	-	10,979	-	10,979
Balance at March 31, 2025	$146,704	$(815,282)	$2,660,487	$487,625	$(25,740)	$2,453,794	$91,938	$2,545,732

Balance at December 31, 2023	$146,341	$(827,311)	$2,779,365	$203,724	$(14,908)	$2,287,211	$89,504	$2,376,715
Net income	-	-	-	39,750	-	39,750	15,243	54,993
Foreign currency translation loss, net	-	-	-	-	(1,927)	(1,927)		(1,927)
Pension adjustments, net	-	-	-	-	(31)	(31)		(31)
Distributions	-	-	-	-	-	-	(11,258)	(11,258)
Capped call transactions	-	-	(66,121)	-	-	(66,121)	-	(66,121)
Repurchase of warrants	-	-	(104,952)	-	-	(104,952)	-	(104,952)
Bond hedge termination	-	-	149,308	-	-	149,308	-	149,308
Convertible debt inducement	-	-	(147,105)	-	-	(147,105)		(147,105)
Issuance of equity securities, net of retirements	376	-	(8,256)	(9,108)	-	(16,988)		(16,988)
Stock based compensation	-	-	10,523	-	-	10,523	-	10,523
Balance at March 31, 2024	$146,717	$(827,311)	$2,612,762	$234,366	$(16,866)	$2,149,668	$93,489	$2,243,157

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

2.
Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and pursuant to the interim period reporting requirements of Form 10-Q. They do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with our consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Adoption of Accounting Standards Update 2024-04

As discussed in the Company's Form 10-K for the year ended December 31, 2024, in the fourth quarter of fiscal 2024, the Company adopted Accounting Standards Update (“ASU”) 2024-04, "Debt—Debt with Conversion and Other Options (Subtopic 470-20)" ("ASU 2024-04"). The Company elected to early adopt ASU 2024-04 as of January 1, 2024 on a prospective basis.

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

For the three months ended March 31, 2024, the Company reversed the loss on extinguishment of debt for the partial repurchase of the Convertible Senior Notes due 2025 and recorded the repurchase transaction as an induced conversion. This change from extinguishment to inducement accounting resulted in the Company (i.) reversing the $211.0 million loss and the related $49.9 million tax benefit on extinguishment of debt, recorded in Q1 2024, (ii.) recording a $18.4 million convertible debt repurchase loss, (iii.) the difference between the extinguishment loss and inducement expense of $192.6 million recorded to equity, and (iv.) the related tax benefit of $45.6 million recorded to equity. See "Note 10— Debt and Credit Facilities" for a further discussion of the first quarter 2024 extinguishment accounting and subsequent change to inducement accounting. Also see "Note 20—Quarterly Information" for the quarterly financial statement impacts related to this accounting change.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. The Company’s most significant estimates and judgments involve revenue recognition with respect to the determination of the costs to complete contracts and transaction price; determination of self-insurance reserves; useful lives of property and equipment and intangible assets; valuation of deferred income tax assets and uncertain tax positions, among others. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and “Note 2—Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2024, for a discussion of the significant estimates and assumptions affecting our consolidated financial statements. Estimates of costs to complete contracts are continually evaluated as work progresses and are revised when necessary. When a change in estimate is determined to have an impact on contract profit, the Company records a positive or negative adjustment to the consolidated statement of income.

3.
New Accounting Pronouncements

In the fourth quarter of 2024, The Financial Accounting Standards Board ("FASB") Issued Accounting Standards Update (“ASU”) 2024-04, "Debt—Debt with Conversion and Other Options (Subtopic 470-20)" ("ASU 2024-04"). ASU 2024-04 improves the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20, Debt–Debt with Conversion and Other Options. The amendments in ASU 2024-04 clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. Under the amendments, to account for a settlement of a convertible debt instrument as an induced conversion, an inducement offer is required to provide the debt holder with, at a minimum, the consideration (in form and amount) issuable under the conversion privileges provided in the terms of the instrument. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The Company adopted ASU 2020-06 in the first quarter of 2021. The Company early adopted ASU 2024-04 as of January 1, 2024 on a prospective basis. The adoption of this ASU had a material impact on the Company's consolidated financial statements. See the Company's Form 10-K for the year ended December 31, 2024 for further details regarding the adoption of ASU 2024-04.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to improve the transparency of income tax disclosures. ASU 2023-09 requires a public business entity (“PBE”) to disclose, on an annual basis, specific categories in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose its income taxes paid, net of refunds received, disaggregated by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. For public business entities, the new standard is effective for annual periods beginning after December 15, 2024. The Company will adopt ASU 2023-09 in its fourth quarter of 2025 for the period ending December 31, 2025, and the adoption will impact only our disclosures with no material impact on the Company’s consolidated financial statements.

4.
Acquisitions

TRS Group, Inc.

On January 31, 2025, the Company acquired a 100% ownership interest in TRS Group, Inc. ("TRS") a privately owned company, for $36.6 million from cash on hand (of which $3.8 million will be paid in July 2026). TRS is an environmental solutions firm that specializes in remediation technology.

The following table summarizes the acquisition date fair value of the purchase consideration transferred (in thousands):

Amount
Cash and cash equivalents	$2,054
Accounts receivable	3,390
Contract assets	2,277
Income taxes receivable	354
Prepaid expenses and other current assets	2,414
Property and Equipment	5,832
Goodwill	22,972
Intangible assets	6,100
Accounts payable	(1,095)
Accrued expenses and other current liabilities	(3,270)
Contract liabilities	(4,222)
Short-term lease liabilities, operating leases	(116)
Long-term lease liabilities, operating leases	(124)
Net assets acquired	$36,566

Of the total purchase price, the following values were preliminarily assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Backlog	1,900	3
Developed technologies	3,900	15
Trade name	300	1

Amortization expense of $0.2 million related to these intangible assets was recorded for the three months ended March 31, 2025. The entire value of goodwill was assigned to the Critical Infrastructure reporting unit and represents synergies expected to be realized from this business combination. The entire value of goodwill is deductible for tax purposes.

The amount of revenue generated by TRS and included within consolidated revenue is $4.1 million for the three months ended March 31, 2025. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

The Company is still in the process of finalizing its valuation of the assets and liabilities acquired.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the TRS acquisition had been consummated as of the beginning of fiscal year 2024 (in thousands) is as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Pro forma Revenue	$1,556,383	$1,542,514
Pro forma Net Income including noncontrolling interests	82,047	54,610

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

BCC Engineering, LLC

On November 1, 2024, the Company acquired a 100% ownership interest in BCC Engineering, LLC ("BCC") a privately owned company, for $233.5 million from cash on hand. BCC is a full-service engineering firm that provides planning, design, and management services for transportation, civil and structural engineering projects in Florida, Georgia, Texas, South Carolina, and Puerto Rico. This acquisition strengthens Parsons’ position as an infrastructure leader while expanding the company’s reach in the southeastern United States. In connection with this acquisition, the Company recognized $4.2 million of acquisition-related expenses in “Selling, general and administrative expense” in the consolidated statements of income for the year ended December 31, 2024, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition.

The following table summarizes the acquisition date fair value of the purchase consideration transferred (in thousands):

Amount
Cash and cash equivalents	$2,839
Accounts receivable	24,142
Contract assets	16,649
Prepaid expenses and other current assets	2,483
Right of use assets, operating leases	9,438
Property and Equipment	1,586
Other noncurrent assets	1,744
Goodwill	175,680
Intangible assets	32,400
Accounts payable	(8,668)
Accrued expenses and other current liabilities	(7,296)
Contract liabilities	(4,446)
Short-term lease liabilities, operating leases	(2,090)
Deferred income taxes	(2,299)
Long-term lease liabilities, operating leases	(7,462)
Other long-term liabilities	(1,183)
Net assets acquired	$233,517

Of the total purchase price, the following values were assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships	$6,500	4
Backlog	23,400	4
Non-compete agreements	1,700	3
Other	$800	1

Amortization expense of $2.2 million related to these intangible assets was recorded for the three months ended March 31, 2025. The entire value of goodwill was assigned to the Critical Infrastructure reporting unit and represents synergies expected to be realized from this business combination. $45.8 million of goodwill is deductible for tax purposes.

The amount of revenue generated by BCC and included within consolidated revenue is $27.6 million for the three months ended March 31, 2025. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the BCC acquisition had been consummated as of the beginning of fiscal year 2023 (in thousands) is as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Pro forma Revenue	$1,554,360	$1,559,327
Pro forma Net Income including noncontrolling interests	82,768	51,378

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

Amortization expense of $3.2 million related to these intangible assets was recorded for the three months ended March 31, 2025. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. $15.7 million of goodwill is deductible for tax purposes.

The amount of revenue generated by BlackSignal and included within consolidated revenue is $13.1 million for the three months March 31, 2025. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the BlackSignal acquisition had been consummated as of the beginning of fiscal year 2023 (in thousands) is as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Pro forma Revenue	$1,554,360	$1,547,742
Pro forma Net Income including noncontrolling interests	82,742	51,382

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

5.
Contracts with Customers

Disaggregation of Revenue

The Company’s contracts contain both fixed-price and cost reimbursable components. Contract types are based on the component that represents the majority of the contract. The following table presents revenue disaggregated by contract type (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Fixed-Price	$574,573	$631,219
Time-and-Materials	347,090	350,651
Cost-Plus	632,697	553,806
Total	$1,554,360	$1,535,676

See “Note 18 – Segments Information” for the Company’s revenues by business lines.

Contract Assets and Contract Liabilities

Contract assets and contract liabilities balances at March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025	December 31, 2024
Contract assets	$822,781	$741,504
Contract liabilities	297,511	289,799
Net contract assets (liabilities) (1)	$525,270	$451,705

(1)
Total contract retentions included in net contract assets (liabilities) were $95.3 million as of March 31, 2025, of which $40.0 million are not expected to be paid in the next 12 months. Total contract retentions included in net contract assets (liabilities) were $89.8 million as of December 31, 2024. Contract assets at March 31, 2025 and December 31, 2024 include $70.0 million and $70.7 million, respectively, related to net claim recoveries. For the three months ended March 31, 2025 and March 31, 2024, there were no material losses recognized related to the collectability of claims, unapproved change orders, and requests for equitable adjustment.

During the three months ended March 31, 2025 and March 31, 2024, the Company recognized revenue of $117.3 million and $138.3 million, respectively, that was included in the corresponding contract liability balances at December 31, 2024 and December 31, 2023, respectively.

There was no significant impairment of contract assets recognized during the three months ended March 31, 2025 and March 31, 2024.

There have been no revisions in estimates, such as changes in estimated claims or incentives, related to performance obligations partially satisfied in previous periods that individually had an impact of $5 million or more on revenue during the three months ended March 31, 2025 and March 31, 2024.

Accounts Receivable, net

Accounts receivable, net consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	2025	2024
Billed	$714,688	$712,046
Unbilled	414,149	392,236
Total accounts receivable, gross	1,128,837	1,104,282
Allowance for doubtful accounts	(3,886)	(3,886)
Total accounts receivable, net	$1,124,951	$1,100,396

Billed accounts receivable represents amounts billed to clients that have not been collected. Unbilled accounts receivable represents amounts where the Company has a present contractual right to bill but an invoice has not been issued to the customer at the period-end date. Receivables from contracts with the U.S. federal government and its agencies were 14% and 23% as of March 31, 2025 and December 31, 2024, respectively.

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

Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations (“RUPO”) as of March 31, 2025 represent a measure of the total dollar value of work to be performed on contracts awarded and in-progress. The Company had $6.8 billion in RUPO as of March 31, 2025.

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

The Company expects to satisfy its RUPO as of March 31, 2025 over the following periods (in thousands):

Period RUPO Will Be Satisfied	Within One Year	Within One to Two Years	Thereafter
Federal Solutions	$1,842,826	$284,453	$45,480
Critical Infrastructure	2,491,757	1,214,470	932,299
Total	$4,334,583	$1,498,923	$977,779

6.
Leases

The Company has operating and finance leases for corporate and project office spaces, vehicles, heavy machinery and office equipment. Our leases have remaining lease terms of one year to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases after the third year.

The components of lease costs for the three months ended March 31, 2025 and March 31, 2024 are as follows (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Operating lease cost	$16,555	$16,677
Short-term lease cost	3,378	3,652
Amortization of right-of-use assets	1,108	777
Interest on lease liabilities	128	94
Sublease income	(924)	(1,119)
Total lease cost	$20,245	$20,081

Supplemental cash flow information related to leases for the three months ended March 31, 2025 and March 31, 2024 is as follows (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Operating cash flows for operating leases	$17,088	$17,525
Operating cash flows for finance leases	128	94
Financing cash flows from finance leases	1,073	740
Right-of-use assets obtained in exchange for new operating lease liabilities	4,694	1,994
Right-of-use assets obtained in exchange for new finance lease liabilities	$548	$1,380

Supplemental balance sheet and other information related to leases as of March 31, 2025 and December 31, 2024 are as follows (in thousands):

	March 31, 2025	December 31, 2024
Operating Leases:
Right-of-use assets	$148,715	$153,048
Lease liabilities:
Current	53,137	52,725
Long-term	108,336	114,386
Total operating lease liabilities	$161,473	$167,111
Finance Leases:
Other noncurrent assets	$10,157	$9,864
Accrued expenses and other current liabilities	$3,967	$3,645
Other long-term liabilities	$6,475	$6,441

Weighted Average Remaining Lease Term:
Operating leases	3.8 Years	3.9 Years
Finance leases	2.8 Years	2.8 Years
Weighted Average Discount Rate:
Operating leases	4.5%	4.5%
Finance leases	5.0%	5.0%

As of March 31, 2025, the Company has no operating leases that have not yet commenced.

A maturity analysis of the future undiscounted cash flows associated with the Company’s operating and finance lease liabilities as of March 31, 2025 is as follows (in thousands):

	Operating Leases	Finance Leases
2025 (remaining)	$46,423	$3,349
2026	44,723	3,838
2027	31,584	2,581
2028	26,182	1,237
2029	19,348	117
Thereafter	8,058	-
Total lease payments	176,318	11,122
Less: imputed interest	(14,845)	(680)
Total present value of lease liabilities	$161,473	$10,442

7.
Goodwill

The following table summarizes the changes in the carrying value of goodwill by reporting segment from December 31, 2024 to March 31, 2025 (in thousands):

	December 31, 2024	Acquisitions	Foreign Exchange	March 31, 2025
Federal Solutions	$1,806,564	$-	$-	$1,806,564
Critical Infrastructure	276,116	24,118	274	300,508
Total	$2,082,680	$24,118	$274	$2,107,072

The Company performed a qualitative triggering analysis and determined there was no triggering event indicating a potential impairment to the carrying value of its goodwill at March 31, 2025 and concluded there has not been an impairment.

8.
Intangible Assets

The gross amount and accumulated amortization of intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets are as follows (in thousands except for years):

	March 31, 2025			December 31, 2024			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (in years)
Backlog	144,000	(58,890)	85,110	142,100	(51,322)	90,778	4.4
Customer relationships	372,930	(146,063)	226,867	372,930	(139,568)	233,362	11.6
Developed technology	27,100	(8,710)	18,390	23,200	(7,458)	15,742	5.1
Trade name	1,800	(742)	1,058	1,500	(367)	1,133	1.0
Non-compete agreements	8,300	(1,895)	6,405	8,300	(1,203)	7,097	3.0
In process research and development	1,800	-	1,800	1,800	-	1,800	n/a
Other intangibles	25	-	25	25	-	25	n/a
Total intangible assets	$555,955	$(216,300)	$339,655	$549,855	$(199,918)	$349,937

The aggregate amortization expense of intangible assets for the three months ended March 31, 2025 and March 31, 2024 was $16.4 million and $13.7 million, respectively.

Estimated amortization expense for the remainder of the current fiscal year and in each of the next four years and beyond is as follows (in thousands):

March 31, 2025
2025	$49,582
2026	58,231
2027	51,652
2028	37,184
2029	22,918
Thereafter	118,288
Total	$337,855

9.
Property and Equipment, Net

Property and equipment consisted of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024	Useful life (years)
Buildings and leasehold improvements	$108,460	$103,945	1-15
Furniture and equipment	86,722	84,720	3-10
Computer systems and equipment	175,743	172,437	3-10
Construction equipment	12,093	6,463	5-7
Construction in progress	32,208	30,342
	415,226	397,907
Accumulated depreciation	(293,473)	(286,332)
Property and equipment, net	$121,753	$111,575

Depreciation expense for the three months ended March 31, 2025 and March 31, 2024 was $9.1 million and $9.4 million, respectively.

10.
Debt and Credit Facilities

Debt consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Short-Term Debt:
Delayed draw term loan	$350,000	$350,000
Convertible senior notes due 2025	84,925	113,405
Total Short-Term Debt	434,925	463,405
Long-Term Debt:
Convertible senior notes due 2029	800,000	800,000
Revolving credit facility	-	-
Debt issuance costs	(14,802)	(15,904)
Total Long-Term Debt	785,198	784,096
Total Debt	$1,220,123	$1,247,501

Delayed Draw Term Loan

In September 2022, the Company entered into a $350 million unsecured Delayed Draw Term Loan with an increase option of up to $150 million (the “2022 Delayed Draw Term Loan”). Proceeds of the 2022 Delayed Draw Term Loan Agreement may be used (a) to pay off in full, or partially payoff, the Company’s existing Senior Notes, (b) to prepay revolving loans outstanding under the Revolving Credit Agreement (as defined below), or (c) for working capital, capital expenditures and other lawful corporate purposes. The Company incurred $0.9 million of debt issuance costs in connection with the delayed draw term loan. These costs are presented as a direct deduction from long-term debt on the face of the balance sheet. Interest expense related to the Delayed Draw Term Loan for the three months ended March 31, 2025 and March 31, 2024 were $4.9 million and $6.0 million, respectively. The amortization of debt issuance costs and interest expense is recorded in “Interest expense” on the consolidated statements of income. As of March 31, 2025 and December 31, 2024, there was $350.0 million outstanding under the Delayed Draw Term Loan.

The 2022 Delayed Draw Term Loan has a three-year maturity and permits the Company to borrow in U.S. dollars. The 2022 Delayed Draw Term Loan does not require any amortization payments by the Company. Depending on the Company’s consolidated leverage ratio (or debt rating after such time as the Company has such rating), borrowings under the 2022 Delayed Draw Term Loan Agreement will bear interest at either an adjusted Term SOFR benchmark rate plus a margin between 0.875% and 1.500% or a base rate plus a margin of between 0% and 0.500% and will initially bear interest at the middle of this range. The Company will pay a ticking fee on unused term loan commitments at a rate of 0.175% commencing with the date that is ninety (90) days after the Closing Date. Amounts outstanding under the 2022 Delayed Draw Term Loan Agreement may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of benchmark rate loans. The interest rates on March 31, 2025 and December 31, 2024 were 5.5% and 5.6%, respectively.

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

The Company recognized interest expense of $0.07 million and $3.7 million for the three months ended March 31, 2025 and March 31, 2024, respectively. The net, carrying value of the Convertible Senior Notes were $84.9 million and $113.4 million as of March 31, 2025 and December 31, 2024, respectively.

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

The Company recognized interest expense with respect to the Convertible Senior Notes Due 2029 of $6.3 million and $2.4 million for the three months ended March 31, 2025 and March 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, the net, carrying value of the Convertible Senior Notes Due 2029 were $785.4 million and $784.3 million, respectively.

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

The partial repurchase, during the three months ended March 31, 2024, resulted in a $18.4 million repurchase loss1 and a $3.2 million charge to interest expense for the acceleration of the amortization of debt issuance costs associated with the 0.25% Convertible Senior Notes due 2025. The tax effect of the repurchase loss, excluding the interest expense, was recognized as a discrete event during the quarter ended March 31, 2024 with a tax benefit of $4.3 million recognized in the income statement.

1During the first quarter of 2024, prior to the early adoption of ASU 2024-04, the Company recorded a $211.0 million loss on debt extinguishment associated with the 0.25% Convertible Senior Notes due 2025. The tax effect of the debt extinguishment, excluding the interest expense, was recognized as a discrete event to the quarter giving rise to an increase in the effective tax rate and tax benefit of $49.9 million recognized in the income statement. Please see "Note 2—Basis of Presentation and Principles of Consolidation—Adoption of Accounting Standards Update 2024-04" for a discussion of the Company's adoption of ASU 2024-04. The extinguishment charge and related income tax impacts were reversed from the Company's consolidated financial statements and recorded as a convertible debt repurchase loss as described above.

Revolving Credit Facility

In June 2021, the Company entered into a $650 million unsecured revolving credit facility (the “Credit Agreement”). The Company incurred $1.9 million of costs in connection with this Credit Agreement. The 2021 Credit Agreement replaced an existing Fifth Amended and Restated Credit Agreement dated as of November 15, 2017. Under the new agreement, the Company’s revolving credit facility was increased from $550 million to $650 million. The credit facility has a five-year maturity, which may be extended up to two times for periods determined by the Company and the applicable extending lenders, and permits the Company to borrow in U.S. dollars, certain specified foreign currencies, and each other currency that may be approved in accordance with the 2021 Facility. The borrowings under the Credit Agreement bear interest at either the Term SOFR rate plus a margin between 1.0% and 1.625% or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%. The rates on March 31, 2025 and December 31, 2024 were 5.7% and 5.7%, respectively. Borrowings under this Credit Agreement are guaranteed by certain Company operating subsidiaries. Letters of credit commitments outstanding under this agreement aggregated to $43.0 million at both March 31, 2025 and December 31, 2024, respectively, which reduced borrowing limits available to the Company. Interest expense related to the Credit Agreement was $0.3 million and $0.3 million for the three months ended March 31, 2025 and March 31, 2024, respectively. There were no loan amounts outstanding under the Credit Agreement at March 31, 2025.

The Credit Agreement includes various covenants, including restrictions on indebtedness, liens, acquisitions, investments or dispositions, payment of dividends and maintenance of certain financial ratios and conditions. The Company was in compliance with these covenants at March 31, 2025 and December 31, 2024.

Letters of Credit

The Company also has in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated approximately $335.6 million and $328.4 million at March 31, 2025 and December 31, 2024, respectively.

11.
Income Taxes

The Company’s effective tax rate was 18.8% and 19.5% for the three months ended March 31, 2025 and March 31, 2024, respectively. The decrease in the effective tax rate was due primarily to a change in the jurisdictional mix of earnings and an increase in untaxed income attributed to noncontrolling interests, partially offset by decreases in the foreign-derived intangible income (FDII) deduction and the equity-based compensation deduction. The difference between the effective tax rate and the statutory U.S. Federal income tax rate of 21% for the three months ended March 31, 2025 primarily relates to a discrete windfall tax benefit from equity-based compensation, and the tax benefit related to untaxed income attributed to noncontrolling interests, partially offset by state income taxes and foreign withholding taxes.

As of March 31, 2025, the Company’s deferred tax assets were subject to a valuation allowance of $45.8 million primarily related to foreign net operating loss carryforwards, foreign tax credit carryforwards, and capital losses that the Company has determined are not more-likely-than-not to be realized. The factors used to assess the likelihood of realization include: the past performance of the entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.

As of March 31, 2025 and December 31, 2024, the liability for income taxes associated with uncertain tax positions was $29.5 million and $29.5 million, respectively.

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

In 2021 the Organization for Economic Co-operation and Development (OECD) announced an Inclusive Framework on Base Erosion and Profit Shifting (BEPS) including Pillar Two Model Rules defining the global minimum tax, also known as Global Anti-Base Erosion (GloBE), which aims to ensure that multinational enterprises (MNEs) pay a 15% minimum level of tax regardless of where the MNE operates. Subsequently, multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to adopt components of the Pillar Two Model Rules beginning in 2024 and/or have announced their plans to enact legislation in future years. The Company has evaluated the impact of the enacted legislation to date and has determined there is no material impact to the Company’s income tax provision. We are continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending enactment of legislation by individual countries.

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

In September 2015, a former Parsons employee filed an action in the United States District Court for the Northern District of Alabama against us as a qui tam relator on behalf of the United States (the “Relator”) alleging violation of the False Claims Act. The plaintiff alleges that, as a result of these actions, the United States paid in excess of $1 million per month between February and September 2006 that it should have paid to another contractor, plus $2.9 million to acquire vehicles for the contractor defendant to perform its security services. The lawsuit sought (i) that we cease and desist from violating the False Claims Act, (ii) monetary damages equal to three times the amount of damages that the United States has sustained because of our alleged violations, plus a civil penalty of not less than $5,500 and not more than $11,000 for each alleged violation of the False Claims Act, (iii) monetary damages equal to the maximum amount allowed pursuant to §3730(d) of the False Claims Act, and (iv) Relator’s costs for this action, including recovery of attorneys’ fees and costs incurred in the lawsuit. The United States government did not intervene in this matter as it is allowed to do so under the statute. The court heard dispositive motions in 2023, including Parsons’ motion for summary judgment. On March 19, 2025, the court granted Parsons’ motion for summary judgment. The Relator filed a notice of appeal on April 9, 2025.

On July 1, 2024, a final judgment was filed with the clerk of the Superior Court of the State of California In and For the County of San Mateo with an award of damages in the total amount of approximately $102.5 million in favor of Parsons Transportation Group, Inc. and against Alstom Signaling Operations LLC (Alstom"). This proposed award relates back to a lawsuit Parsons initially filed against the Peninsula Corridor Joint Powers Board for breach of contract and wrongful termination in February 2017 (which was settled between Parsons and the Joint Powers Board in 2021) and a cross-complaint filed against Alstom Signaling Operations LLC in November 2017, as subsequently amended, for breach of contract, negligence and intentional misrepresentation. On September 23, 2024, the Court awarded prejudgment interest in the amount of $34.0 million and amended the judgment accordingly to include such interest. Alstom filed a Notice of Appeal and has posted a bond as required under California law. Alstom’s appellate brief was filed on April 18, 2025 and is being reviewed.

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

13.
Retirement Benefit Plan

The Company’s principal retirement benefit plan is the Parsons Employee Stock Ownership Plan (“ESOP”), a stock bonus plan, established in 1975 to cover eligible employees of the Company and certain affiliated companies. Contributions of treasury stock to the ESOP are made annually in amounts determined by the Company’s board of directors and are held in trust for the sole benefit of the participants. Shares allocated to a participant’s account are fully vested after three years of credited service, or in the event(s) of reaching age 65, death or disability while an active employee of the Company. As of March 31, 2025 and December 31, 2024, total shares of the Company’s common stock outstanding were 106,823,162 and 106,775,350, respectively, of which 52,900,764 and 54,117,903, respectively, were held by the ESOP.

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

Total ESOP contribution expense was $17.8 million and $15.0 million for the three months ended March 31, 2025 and March 31, 2024, respectively. The expense is recorded in “Direct costs of contracts” and “Selling, general and administrative expense” in the consolidated statements of income. The fiscal 2024 ESOP contribution has not yet been made. The amount is currently included in accrued liabilities.

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

Letters of credit outstanding described in “Note 10 – Debt and Credit Facilities” that relate to project ventures are $180.4 million and $176.7 million at March 31, 2025 and December 31, 2024.

In the table below, aggregated financial information relating to the Company’s joint ventures is provided because their nature, risk and reward characteristics are similar. None of the Company’s current joint ventures that meet the characteristics of a VIE are individually significant to the consolidated financial statements.

Consolidated Joint Ventures

The following represents financial information for consolidated joint ventures included in the consolidated financial statements (in thousands):

	March 31, 2025	December 31, 2024
Current assets	$497,357	$519,450
Noncurrent assets	8,494	9,841
Total assets	505,851	529,291
Current liabilities	320,772	296,774
Noncurrent liabilities	1,944	2,203
Total liabilities	322,716	298,977
Total joint venture equity	$183,135	$230,314

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenue	$196,358	$202,017
Costs	164,954	171,148
Net income	$31,404	$30,869
Net income attributable to noncontrolling interests	$15,584	$15,243

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

The following represents the financial information of the Company’s unconsolidated joint ventures as presented in their unaudited financial statements (in thousands):

	March 31, 2025	December 31, 2024
Current assets	$1,445,838	$1,477,950
Noncurrent assets	429,081	431,476
Total assets	1,874,919	1,909,426
Current liabilities	950,485	947,072
Noncurrent liabilities	457,622	469,808
Total liabilities	1,408,107	1,416,880
Total joint venture equity	$466,812	$492,546
Investments in and advances to unconsolidated joint ventures	$142,248	$138,759

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenue	$524,556	$473,532
Costs	520,876	476,750
Net income	$3,680	$(3,218)
Equity in earnings of unconsolidated joint ventures	$(687)	$(2,060)

The Company had net contributions to its unconsolidated joint ventures for the three months ended March 31, 2025 and March 31, 2024 of $3.6 million and of $20.0 million, respectively.

The following table presents certain financial statement impacts from changes in estimates on unconsolidated joint ventures in the Critical Infrastructure segment.

	March 31, 2025	March 31, 2024
Operating loss	$-	$(8,361)
Net loss	-	(6,258)
Diluted loss per share	$—	$(0.06)

15.
Related Party Transactions

The Company often provides services to unconsolidated joint ventures and revenues include amounts related to recovering costs for these services. Revenues related to services the Company provided to unconsolidated joint ventures for the three months ended March 31, 2025 and March 31, 2024 were $45.5 million and $46.8 million, respectively. For the three months ended March 31, 2025 and March 31, 2024, the Company incurred $33.8 million and $35.4 million, respectively, of reimbursable costs. The revenue and reimbursable cost prior period amounts have been updated to reflect all joint ventures for the comparable period. Amounts included in the consolidated balance sheets related to services the Company provided to unconsolidated joint ventures are as follows (in thousands):

	March 31, 2025	December 31, 2024
Accounts receivable	$41,143	$38,443
Contract assets	14,183	11,540
Contract liabilities	10,329	10,776

16.
Fair Value of Financial Instruments

The authoritative guidance on fair value measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). At March 31, 2025 and December 31, 2024, the Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable, and other liabilities. The fair values of these financial instruments approximate their carrying values due to their short-term maturities.

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

Refer to Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2024 for a more complete discussion of the various items within the consolidated financial statements measured at fair value and the methods used to determine fair value.

The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in our consolidated balance sheets, on the basis of Level 2 inputs, were as follows (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Convertible senior notes due 2025	$84,925	$112,424	$113,405	$233,206
Convertible senior notes due 2029	800,000	798,000	800,000	939,280
Delayed draw term loan	350,000	350,000	350,000	350,000
Total	$1,234,925	$1,260,424	$1,263,405	$1,522,486

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

The following tables reconcile the denominator and numerator used to compute basic EPS to the denominator and numerator used to compute diluted EPS for the three months ended March 31, 2025 and March 31, 2024 (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Numerator for Basic and Diluted EPS:
Net income attributable to Parsons Corporation - basic	$66,203	$39,750
Convertible senior notes if-converted method interest adjustment	54	2,766
Net income attributable to Parsons Corporation - diluted	$66,257	$42,516

Denominator for Basic and Diluted EPS:
Basic weighted average number of shares outstanding	106,831	106,037
Dilutive effect of stock-based awards	1,637	1,502
Dilutive effect of warrants	440	21
Dilutive effect of convertible senior notes due 2025	2,118	6,802
Diluted weighted average number of shares outstanding	111,026	114,362

Earnings per share:
Basic	$0.62	$0.37
Diluted	$0.60	$0.37

Anti-dilutive stock-based awards excluded from the calculation of earnings per share for the three months ended March 31, 2025 and March 31, 2024 were 12,733 and 26,820, respectively.

Share Repurchases

On August 9, 2021, the Company’s Board of Directors authorized the Company to acquire a number of shares of Common Stock having an aggregate market value of not greater than $100 million from time to time, commencing on August 12, 2021. The Board further amended this authorization in August 2022 to remove the prior expiration date and grant executive leadership the discretion to determine the price for such share repurchases. The Board further amended this authorization in February 2024 to restore the repurchase capacity to $100 million and removed the $25 million quarterly cap on such repurchases. The Board further amended this authorization in March 2025 to increase and reset the repurchase capacity to $250 million. Any purchases made by the Company during Q1 of 2025 would be deducted from the reset capacity.

Under prior authorizations, the Company had repurchased shares with an aggregate market value of $79.7 million. The aggregate market value of shares of Common Stock the Company is authorized to acquire from prior authorizations and the March 2025 authorization is not greater than $329.7 million.

As of March 31, 2025, the Company has spent $104.7 million repurchasing 2,137,461 shares of Common Stock at an average price of $48.98 per share.

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

The following table summarizes the repurchase activity under the stock repurchase program:

	Three Months Ended
	March 31, 2025	March 31, 2024
Total shares repurchased	423,980	-
Total shares retired	423,980	-
Average price paid per share (1)	$58.95	$-

1 Includes commissions in the calculation of average price per share

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

The Company defines its reportable segments based on the way the chief operating decision maker (“CODM”), its Chief Executive Officer, evaluates the performance of each segment and manages the operations of the Company for purposes of allocating resources among the segments. The CODM evaluates segment operating performance using segment Revenue, segment direct cost of contracts, segment Selling, General and Administrative expense and segment Adjusted EBITDA attributable to Parsons Corporation.

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

The following tables present segment information provided to the CODM, as of each period presented, along with a reconciliation of segment adjusted EBITDA attributable to Parsons Corporation to net income attributable to Parsons Corporation for the periods presented (in thousands):

	Three Months Ended
	March 31, 2025
	Federal Solutions	Critical Infrastructure	Total
Revenue	$842,557	$711,803	$1,554,360
Direct cost of contracts	(661,912)	(538,465)	(1,200,377)
Selling, general and administrative expenses (a)	(45,409)	(46,127)	(91,536)
Equity in earnings (losses) of unconsolidated joint ventures	(992)	305	(687)
Other segment items (b)	(58,712)	(69,329)	(128,041)
Adjusted EBITDA attributable to Parsons Corporation	$75,532	$58,187	133,719
Reconciliation: Segment Adjusted EBITDA to Net Income Attributable to Parsons Corporation
Adjusted EBITDA attributable to non-controlling interests			15,057
Depreciation and amortization			(27,403)
Interest expense, net			(10,104)
Income tax expense			(18,977)
Equity-based compensation expense			(7,103)
Transaction related costs (c)			(3,701)
Other (d)			299
Net income including noncontrolling interests			81,787
Net income attributable to noncontrolling interests			(15,584)
Net income attributable to Parsons Corporation			$66,203

	Three Months Ended
	March 31, 2024
	Federal Solutions	Critical Infrastructure	Total
Revenue	$909,608	$626,068	$1,535,676
Direct cost of contracts	(723,885)	(486,942)	(1,210,827)
Selling, general and administrative expenses (a)	(35,145)	(34,580)	(69,725)
Equity in losses of unconsolidated joint ventures	(469)	(1,591)	(2,060)
Other segment items (b)	(57,568)	(69,992)	(127,560)
Adjusted EBITDA attributable to Parsons Corporation	$92,541	$32,963	125,504
Reconciliation: Segment Adjusted EBITDA to Net Income Attributable to Parsons Corporation
Adjusted EBITDA attributable to non-controlling interests			15,589
Depreciation and amortization			(24,531)
Interest expense, net			(11,846)
Income tax expense			(13,324)
Equity-based compensation expense			(12,656)
Convertible debt repurchase loss			(18,355)
Transaction related costs (c)			(2,886)
Other (d)			(2,502)
Net income including noncontrolling interests			54,993
Net income attributable to noncontrolling interests			(15,243)
Net income attributable to Parsons Corporation			$39,750

(a)
The amount of selling, general and administrative expenses (“SG&A”) is total SG&A excluding allocations.
(b)
The amount of other segment items is the difference between segment revenue less direct cost of contracts, segment SG&A expenses, equity in earnings (losses) of unconsolidated joint ventures, and Adjusted EBITDA attributable to Parsons Corporation. Other segment items primarily include
i.
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

Asset information by segment is not a key measure of performance used by the CODM.

The following tables present revenues and property and equipment, net by geographic area (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenue
North America	$1,284,232	$1,272,250
Middle East	265,083	258,921
Rest of World	5,045	4,505
Total Revenue	$1,554,360	$1,535,676

The geographic location of revenue is determined by the location of the customer.

	March 31, 2025	December 31, 2024
Property and Equipment, Net
North America	$110,972	$101,044
Middle East	10,781	10,531
Total Property and Equipment, Net	$121,753	$111,575

North America includes revenue in the United States for the three months ended March 31, 2025 and March 31, 2024 of $1.2 billion and $1.2 billion, respectively. North America property and equipment, net includes $103.9 million and $94.0 million of property and equipment, net in the United States at March 31, 2025 and December 31, 2024, respectively.

The following table presents revenues by business units (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenue
Defense and Intelligence	$443,323	$408,388
Engineered Systems	399,234	501,220
Federal Solutions revenues	842,557	909,608
Infrastructure – North America	444,908	365,282
Infrastructure – Europe, Middle East and Africa	266,895	260,786
Critical Infrastructure revenues	711,803	626,068
Total Revenue	$1,554,360	$1,535,676

19.
Subsequent Events

None

20.
Quarterly Information - Unaudited

The following table presents selected quarterly financial information (in thousands except per share data):

	Before Adoption of ASU 2024-04	After Adoption of ASU 2024-04
	March 31, 2024	March 31, 2024
Federal Solutions revenue	$909,608	$909,608
Critical Infrastructure revenue	626,068	626,068
Total revenue	1,535,676	1,535,676
Operating income	101,844	101,844
Convertible debt repurchase loss (1)	(211,018)	(18,355)
Income tax benefit (expense) (1)	32,234	(13,324)
Net (loss) income attributable to Parsons Corporation (1)	(92,112)	39,750
(Loss) earnings per share:
Basic	$(1.01)	$0.37
Diluted (2)	$(1.01)	$0.37

1 Presents the revised quarterly financial data resulting from the adoption of Accounting Standards Update (“ASU”) 2024-04 as of January 1, 2024 on a prospective basis. As a result of the adoption of ASU 2024-04, the Company reversed a loss on extinguishment of debt for the partial repurchase of the Convertible Senior Notes due 2025 and recorded the repurchase transaction as an induced conversion. This change from extinguishment to inducement accounting resulted in the Company (i.) reversing the $211.0 million loss and the related $49.9 million tax benefit on extinguishment of debt, recorded in Q1 2024, (ii.) recording a $18.4 million convertible debt repurchase loss, (iii.) the difference between the extinguishment loss and inducement expense of $192.6 million recorded to equity, and (iv.) the related tax benefit of $45.6 million recorded to equity. See "Note 2—Basis of Presentation and Principles of Consolidation" for a further discussion of the first quarter 2024 extinguishment accounting and subsequent change to inducement accounting.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to help investors understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion together with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q and in conjunction with the Company’s Form 10-K for the year ended December 31, 2024. Certain amounts may not foot due to rounding.

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in the Company’s Form 10-K for the year ended December 31, 2024. We undertake no obligation to revise publicly any forward-looking statements. Actual results may differ materially from those contained in any forward-looking statements.

PARSONS CORPORATION

Delivering innovative solutions that make the world safer, healthier, and more connected.

SEGMENTS

Critical Infrastructure
Lead smart, sustainable infrastructure deployment

Federal Solutions
Deliver information dominance across all domains

FINANCIAL SNAPSHOT

$6.8B
Total Revenue
(Trailing 12-Months)

Federal Solutions 58%
Critical Infrastructure 42%

$6.7B
Contract Awards
(Trailing 12-Months)

Federal Solutions 50%
Critical Infrastructure 50%

KEY FACTS AND FIGURES

80
Years Of History

~ 20K
Employees

$575M
Cash Flow From Operations
(Trailing 12-Months)

1.0X
Book-To-Bill Ratio
Trailing 12-Months

$9.1B
Backlog As Of
3/31/2025

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

Key Metrics

We manage and assess the performance of our business by evaluating a variety of metrics. The following table sets forth selected key metrics (in thousands, except Book-to-Bill):

	March 31, 2025	March 31, 2024
Awards (year to date)	$1,766,506	$2,082,309
Backlog (1)	$9,071,226	$9,028,843
Book-to-Bill (year to date)	1.1	1.4

(1)
Difference between our backlog of $9.1 billion and our remaining unsatisfied performance obligations, or RUPO, of $6.8 billion, each as of March 31, 2025, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

Awards

Awards generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Contract awards include both new and re-compete contracts and task orders. Given that new contract awards generate growth, we closely track our new awards each year.

The following table summarizes the year to-date value of new awards for the periods presented below (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Federal Solutions	$744,709	$1,282,640
Critical Infrastructure	1,021,797	799,669
Total Awards	$1,766,506	$2,082,309

The change in new awards from year to year is primarily due to ordinary course fluctuations in our business. The volume of contract awards can fluctuate in any given period due to win rate and the timing and size of the awards issued by our customers. The increase in awards for the three months ended March 31, 2025 in our Critical Infrastructure segment when compared to the corresponding period last year was primarily driven by an overall increase in awards in the current period. The decrease in awards for the three months ended March 31, 2025 in our Federal Solutions segment when compared to the corresponding period last year was primarily driven by a delay in the timing of awards of a number of contracts being pursued. The comparable period included significant option period awards from a customer in the Federal Solutions segment.

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

The following table summarizes the value of our backlog at the respective dates presented below (in thousands):

	March 31, 2025	March 31, 2024
Federal Solutions:
Funded	$1,770,655	$1,804,251
Unfunded	2,799,723	3,450,328
Total Federal Solutions	4,570,378	5,254,579
Critical Infrastructure:
Funded	4,451,234	3,706,435
Unfunded	49,614	67,829
Total Critical Infrastructure	4,500,848	3,774,264
Total Backlog (1)	$9,071,226	$9,028,843

(1)
Difference between our backlog of $9.1 billion and our RUPO of $6.8 billion, each as of March 31, 2025, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

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

We expect to recognize $4.3 billion of our funded backlog at March 31, 2025 as revenues in the following twelve months. However, our U.S. federal government customers may cancel their contracts with us at any time through a termination for convenience or may elect to not exercise option periods under such contracts. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed. See “Risk Factors—Risk Relating to Our Business—We may not realize the full value of our backlog, which may result in lower than expected revenue” in the Company’s Form 10-K for the year ended December 31, 2024.

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

	Three Months Ended
	March 31, 2025	March 31, 2024
Federal Solutions	0.9	1.4
Critical Infrastructure	1.4	1.3
Overall	1.1	1.4

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

Acquired Operations

TRS Group, Inc.

On January 31, 2025, the Company acquired a 100% ownership interest in TRS Group, Inc. ("TRS") a privately owned company, for $36.6 million. TRS is an environmental solutions firm that specializes in remediation technology. The acquisition of TRS significantly enhances Parsons’ environmental remediation capabilities. The financial results of TRS have been included in our consolidated results of operations from January 31, 2025 onward.

BCC Engineering, LLC

On November 1, 2024, the Company acquired a 100% ownership interest in BCC Engineering, LLC ("BCC") a privately owned company, for $233.5 million. BCC is a full-service engineering firm that provides planning, design, and management services for transportation, civil and structural engineering projects in Florida, Georgia, Texas, South Carolina, and Puerto Rico. This acquisition strengthens Parsons’ position as an infrastructure leader while expanding the company’s reach in the southeastern United States. The financial results of BCC have been included in our consolidated results of operations from October 18, 2024 onward.

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

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and “Note 2—Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2024 for a description of our policies on revenue recognition.

The table below presents the percentage of total revenue for each type of contract.

	Three Months Ended
	March 31, 2025	March 31, 2024
Fixed-price	37.0%	41.1%
Time-and-materials	22.3%	22.8%
Cost-plus	40.7%	36.1%

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

Joint Ventures

We conduct a portion of our business through joint ventures or similar partnership arrangements. For the joint ventures we control, we consolidate all the revenues and expenses in our consolidated statements of income (including revenues and expenses attributable to noncontrolling interests). For the joint ventures we do not control, we recognize equity in (losses) earnings of unconsolidated joint ventures. Our revenues included amounts related to services we provided to our unconsolidated joint ventures for the three months ended March 31, 2025 and March 31, 2024 of $45.5 million and $46.8 million, respectively.

Operating costs and expenses

Operating costs and expenses primarily include direct costs of contracts and selling, general and administrative expenses. Costs associated with compensation-related expenses for our people and facilities, which includes ESOP contribution expenses, are the most significant component of our operating expenses. Total ESOP contribution expense for the three months ended March 31, 2025 and March 31, 2024 was $17.8 million and $15.0 million, respectively, and is recorded in “Direct cost of contracts” and “Selling, general and administrative expenses.”

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

Adjusted EBITDA

The following table sets forth Adjusted EBITDA, Net Income Margin, and Adjusted EBITDA Margin for the three months ended March 31, 2025 and March 31, 2024.

	Three Months Ended
(U.S. dollars in thousands)	March 31, 2025	March 31, 2024
Adjusted EBITDA (1)	$148,776	$141,093
Net Income Margin (2)	5.3%	3.6%
Adjusted EBITDA Margin (3)	9.6%	9.2%

(1)
A reconciliation of net income attributable to Parsons Corporation to Adjusted EBITDA is set forth below (in thousands).
(2)
Net Income Margin is calculated as net income including noncontrolling interest divided by revenue in the applicable period
(3)
Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by revenue in the applicable period.

	Three Months Ended
	March 31, 2025	March 31, 2024
Net income attributable to Parsons Corporation	$66,203	$39,750
Interest expense, net	10,104	11,846
Income tax expense	18,977	13,324
Depreciation and amortization	27,403	24,531
Net income attributable to noncontrolling interests	15,584	15,243
Equity-based compensation	7,103	12,656
Convertible debt repurchase loss	-	18,355
Transaction-related costs (a)	3,701	2,886
Other (b)	(299)	2,502
Adjusted EBITDA	$148,776	$141,093
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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests (in thousands):

	Three Months Ended		Variance
	March 31, 2025	March 31, 2024	Dollar	Percent
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$75,532	$92,541	$(17,009)	-18.4%
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	58,187	32,963	25,224	76.5%
Adjusted EBITDA attributable to noncontrolling interests	15,057	15,589	(532)	-3.4%
Total Adjusted EBITDA	$148,776	$141,093	$7,683	5.4%

The following table sets forth our results of operations for the three months ended March 31, 2025 and March 31, 2024 as a percentage of revenue.

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenues	100%	100%
Direct costs of contracts	77.2%	78.8%
Equity in (losses) earnings of unconsolidated joint ventures	0.0%	-0.1%
Selling, general and administrative expenses	15.7%	14.4%
Operating income	7.0%	6.6%
Interest income	0.1%	0.1%
Interest expense	-0.8%	-0.8%
Convertible debt repurchase loss	0.0%	-1.2%
Other income, net	0.1%	-0.2%
Total other income (expense)	-0.5%	-2.2%
Income before income tax expense	6.5%	4.4%
Income tax expense	-1.2%	-0.9%
Net income including noncontrolling interests	5.3%	3.6%
Net income attributable to noncontrolling interests	-1.0%	-1.0%
Net income attributable to Parsons Corporation	4.3%	2.6%

Revenue

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2025	March 31, 2024	Dollar	Percent
Revenue	$1,554,360	$1,535,676	$18,684	1.2%

Revenue increased $18.7 million for the three months ended March 31, 2025 when compared to the corresponding period last year, due to an increase in revenue in our Critical Infrastructure segment of $85.7 million, offset by a decrease in revenue in our Federal Solutions Segment of $67.1 million. See “Segment Results” below for a further discussion of the changes in the Company's revenue.

Direct costs of contracts

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2025	March 31, 2024	Dollar	Percent
Direct costs of contracts	$1,200,377	$1,210,827	$(10,450)	-0.9%

Direct cost of contracts decreased $10.5 million for the three months ended March 31, 2025 when compared to the corresponding period last year, primarily due to a decrease of $62.0 million in our Federal Solutions segment offset by an increase of $51.5 million in our Critical Infrastructure segment. The decrease in direct costs of contracts in the Federal Solutions segment is primarily related to reduced volume from our confidential contract, See “Segment Results” below for a further discussion. The increase in direct costs of contracts in the Critical Infrastructure segment is primarily related to increased volume from new and existing contracts.

Equity in losses of unconsolidated joint ventures

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2025	March 31, 2024	Dollar	Percent
Equity in losses of unconsolidated joint ventures	$(687)	$(2,060)	$1,373	-66.7%

Equity in losses of unconsolidated joint ventures improved by $1.4 million for the three months ended March 31, 2025 compared to the corresponding period last year. The improvement in equity in losses of unconsolidated joint ventures was primarily driven by the Company winding down its participation in construction joint ventures.

Selling, general and administrative expenses

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2025	March 31, 2024	Dollar	Percent
Selling, general and administrative expenses	$244,063	$220,945	$23,118	10.5%

As a percentage of revenue, our SG&A increased by 1.3% to 15.7% for the three months ended March 31, 2025 compared to 14.4% for the corresponding period last year. The increase in SG&A was primarily due to an increase in segment level SG&A, in particular from business acquisitions. Partially driving the increase in SG&A as a percent of revenue, was the decrease in business volume in the Federal Solutions segment discussed below. Partially offsetting these increases in SG&A was a decrease in incentive compensation cost.

Total other income (expense)

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2025	March 31, 2024	Dollar	Percent
Interest income	$2,142	$1,152	$990	85.9%
Interest expense	(12,246)	(12,998)	752	-5.8%
Convertible debt repurchase loss	-	(18,355)	18,355	n/a
Other income (expense), net	1,635	(3,326)	4,961	-149.2%
Total other income (expense)	$(8,469)	$(33,527)	$25,058	-74.7%

Interest income is related to interest earned on investments in government money funds.

Interest expense is primarily due to debt related to our Delayed Draw Term Loan and Convertible Senior Notes. Interest expense for the three months ended March 31, 2024 includes a $3.2 million charge for the acceleration of the amortization of debt issuance costs associated with the partial repurchase of the 0.25% Convertible Senior Notes due 2025 discussed below. The increase in interest expense during the three months ended March 31, 2025 compared to the corresponding period last year (excluding the $3.2 million charge discussed above) is primarily related to an increase in debt balances.

During the three months ended March 31, 2024, we paid $495.6 million in cash to repurchase $284.6 million aggregate principal amount of our Convertible Senior Notes due 2025 (the "Repurchase Transaction") concurrently with the offering of 2.625% Convertible Senior Notes due 2029. As a result of the Repurchase Transaction, we incurred a $18.4 million loss1 on debt extinguishment. The Repurchase Transaction is a partial repurchase of our Convertible Senior Notes due 2025. See “Note 10 – Debt and Credit Facilities,” for a further discussion of this transaction.

1During the first quarter of 2024, prior to the early adoption of ASU 2024-04, the Company recorded a $211.0 million loss on debt extinguishment associated with the 0.25% Convertible Senior Notes due 2025. Please see "Note 2— Basis of Presentation and Principles of Consolidation" for a discussion of the Company's adoption of ASU 2024-04. As a result of the early adoption, the extinguishment charge was reversed from the Company's consolidated financial statements and a convertible debt repurchase loss was recorded as described above.

The amounts in other income (expense), net are primarily related to transaction gains and losses on foreign currency transactions and sublease income. The comparable period included a $1.8 million change in the estimated fair value of contingent consideration which was settled in the prior fiscal year.

Income tax (benefit) expense

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2025	March 31, 2024	Dollar	Percent
Income tax expense	$18,977	$13,324	$5,653	42.4%

The Company’s effective tax rate was 18.8% and 19.5% and income tax expense was $19.0 million and $13.3 million for the three months ended March 31, 2025 and March 31, 2024, respectively. The increase in tax expense for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was due primarily to the tax impact of an increase in pre-tax income, decreases in the foreign-derived intangible income (FDII) deduction and equity-based compensation deductions, partially offset by a change in jurisdictional mix of earnings and an increase in untaxed income attributed to noncontrolling interests.

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests:

	Three Months Ended
(U.S. dollars in thousands)	March 31, 2025	March 31, 2024
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$75,532	$92,541
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	58,187	32,963
Adjusted EBITDA attributable to noncontrolling interests	15,057	15,589
Total Adjusted EBITDA	$148,776	$141,093

Federal Solutions

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2025	March 31, 2024	Dollar	Percent
Revenue	$842,557	$909,608	$(67,051)	-7.4%
Adjusted EBITDA attributable to Parsons Corporation	$75,532	$92,541	$(17,009)	-18.4%

The decrease in Federal Solutions revenue for the three months ended March 31, 2025 compared to the corresponding period last year was primarily driven by our confidential contract operating at a reduced volume due to a Presidential Executive Order that paused a related contract held by another company. This decrease was partially offset by growth on existing contracts and the ramp-up of new task orders.

The decrease in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the three months ended March 31, 2025 compared to the corresponding period last year was primarily due the factors impacting revenue discussed above and an increase in SG&A.

Critical Infrastructure

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2025	March 31, 2024	Dollar	Percent
Revenue	$711,803	$626,068	$85,735	13.7%
Adjusted EBITDA attributable to Parsons Corporation	$58,187	$32,963	$25,224	76.5%

The increase in Critical Infrastructure revenue for the three months ended March 31, 2025 compared to the corresponding periods last year was primarily related to organic growth of 8% and $31.8 million from business acquisitions. Organic growth was primarily due to an increase in business volume from existing contracts and ramping up of recent awards.

The increase in Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation for the three months ended March 31, 2025 compared to the corresponding period last year was primarily due to the revenue impacts discussed above, recent business acquisitions, and improvement in equity in losses from unconsolidated joint ventures. These increases in Adjusted EBITDA, were partially offset by an increase in SG&A.

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

As of March 31, 2025, we believe we have adequate liquidity and capital resources to fund our operations, support our debt service and our ongoing acquisition strategy for at least the next twelve months based on the liquidity from cash provided by our operating activities, cash and cash equivalents on-hand and our borrowing capacity under our Revolving Credit Facility. Management continually monitors debt maturities to strategically execute optimal terms and ensure appropriate levels of working capital liquidity are maintained for the company.

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

Accounts receivable is the principal component of our working capital and includes billed and unbilled amounts. The total amount of our accounts receivable can vary significantly over time but is generally sensitive to revenue levels. We experience delays in collections from time to time from Middle East customers. Net days sales outstanding, which we refer to as Net DSO, is calculated by dividing (i) (accounts receivable plus contract assets) less (contract liabilities plus accounts payable) by (ii) average revenue per day (calculated by dividing trailing twelve months revenue by the number of days in that period). We focus on collecting outstanding receivables to reduce Net DSO and working capital. Net DSO was 58 days at March 31, 2025 down from 63 days at March 31, 2024. Our working capital (current assets less current liabilities) was $535.7 million at March 31, 2025 and $546.8 million at December 31, 2024.

Our cash and cash equivalents decreased by $183.8 million to $269.7 million at March 31, 2025 from $453.5 million at December 31, 2024.

The following table summarizes our sources and uses of cash over the periods presented (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Net cash used in operating activities	$(11,787)	$(63,420)
Net cash used in investing activities	(61,670)	(45,510)
Net cash (used in) provided by financing activities	(110,864)	259,509
Effect of exchange rate changes	518	(402)
Net (decrease) increas in cash and cash equivalents	$(183,803)	$150,177

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

Net cash used in operating activities decreased $51.6 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The primary driver of the decrease in cash flows used in operating activities was a $45.6 million decrease in cash outflows from our working capital accounts (primarily from accounts receivable, accounts payable, and contract liabilities offset by contract assets and accrued expenses and other current liabilities).

Investing Activities

Net cash used in investing activities consists primarily of cash flows associated with capital expenditures, joint ventures and business acquisitions.

Net cash used in investing activities increased $16.1 million for the three months ended March 31, 2025, when compared to the three months ended March 31, 2024. This change was primarily driven by a $31.6 million increase in payments for acquisitions, net of cash acquired offset by a $19.5 million decrease in investments in unconsolidated joint ventures.

Financing Activities

Net cash (used in) provided by financing activities is primarily associated with proceeds from debt, the repayment thereof, and distributions to noncontrolling interests.

Net cash used in financing activities increased $370.4 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The change in cash flows (used in) provided by financing activities is primarily driven by net cash inflows from our convertible bond transactions for the three months ended March 31, 2024 of $316.2 million. See “Note 10 – Debt and Credit Facilities,” for a further discussion of these transactions. Also impacting net cash (used in) provided by financing activities were $25.0 million of repurchase of common stock and a $30.8 million change in distributions to noncontrolling interests.

Letters of Credit

We have in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated to $335.6 million as of March 31, 2025. Letters of credit outstanding under the Credit Agreement total $43.0 million as of March 31, 2025.

Recent Accounting Pronouncements

See the information set forth in “Note 3—New Accounting Pronouncements” in the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2025, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate risks related to the Company’s Revolving Credit Facility and Delayed Draw Term Loan.

As of March 31, 2025, there were no amounts outstanding under the Revolving Credit Facility. Borrowings under the new Credit Facility effective June 2021 bear interest at either the Term SOFR rate plus a margin between 1.0% and 1.625%, or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%, both based on the leverage ratio of the Company at the end of each quarter. The rates on March 31, 2025 and December 31, 2024 were 5.7% and 5.7%, respectively.

As of March 31, 2025, there was $350.0 million outstanding under the Delayed Draw Term Loan. Borrowings under the 2022 Delayed Draw Term Loan Agreement will bear interest at either an adjusted Term SOFR benchmark rate plus a margin between 0.875% and 1.500% or a base rate plus a margin of between 0% and 0.500% and will initially bear interest at the middle of this range. The Company will pay a ticking fee on unused term loan commitments at a rate of 0.175% commencing with the date that is ninety (90) days after the Closing Date. The interest rate at March 31, 2025 and December 31, 2024 were 5.5% and 5.6%, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures

Our management carried out, as of March 31, 2025, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2025, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information required by this Item 1 is included in “Note 12 – Contingencies” included in the Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Form 10-Q which is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes to our Risk Factors disclosed in the Company’s Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On August 9, 2021, the Company’s Board of Directors authorized the Company to acquire a number of shares of Common Stock having an aggregate market value of not greater than $100 million from time to time, commencing on August 12, 2021. The Board further amended this authorization in August 2022 to remove the prior expiration date and grant executive leadership the discretion to determine the price for such share repurchases. The Board further amended this authorization in March 2025 to increase and reset the repurchase capacity to $250 million. Any purchases made by the Company during Q1 of 2025 would be deducted from the reset capacity.

Under prior authorizations, the Company had repurchased shares with an aggregate market value of $79.7 million. The aggregate market value of shares of Common Stock the Company is authorized to acquire from prior authorizations and the March 2025 authorization is not greater than $329.7 million.

As of March 31, 2025, the Company has spent $104.7 million repurchasing 2,137,461 shares of Common Stock at an average price of $48.98 per share.

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

The following table presents the Company's repurchases of equity securities for the three months ended March 31, 2025.

Period	(a) Total number of shares (or units purchased)	(b) Average price paid per share (or unit) (1)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans programs
January 1 to 31, 2025	-	$-	-	$250,000,000
February 1 to 28, 2025	251,650	$59.61	251,650	235,000,049
March 1 to 31, 2025	172,330	$58.00	172,330	225,005,478
Total	423,980	$58.95	423,980	$225,005,478

1 Includes commissions in the calculation of average price per share

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parsons Corporation

Date: April 30, 2025	By:	/s/ Matthew M. Ofilos
Matthew M. Ofilos
Chief Financial Officer
(Principal Financial Officer)