Form 10-Q
period 2025-06-30
PARSONS CORP
filed 2025-08-06
CIK 275880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 18, 2025, the registrant had 106,793,835 shares of common stock, $1.00 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents (including $108,830 and $202,121 Cash of consolidated joint ventures)	$411,327	$453,548
Accounts receivable, net (including $380,171 and $294,700 Accounts receivable of consolidated joint ventures)	1,167,841	1,100,396
Contract assets (including $8,382 and $7,906 Contract assets of consolidated joint ventures)	836,366	741,504
Prepaid expenses and other current assets (including $14,235 and $14,723 Prepaid expenses and other current assets of consolidated joint ventures)	178,361	166,952
Total current assets	2,593,895	2,462,400

Property and Equipment, net (including $2,142 and $2,971 Property and equipment of consolidated joint ventures)	122,737	111,575
Right of use assets, operating leases (including $4,485 and $5,726 Right of use assets, operating leases of consolidated joint ventures)	139,985	153,048
Goodwill	2,161,939	2,082,680
Investments in and advances to unconsolidated joint ventures	150,721	138,759
Intangible assets, net	361,303	349,937
Deferred tax assets	134,142	133,450
Other noncurrent assets	56,443	56,113
Total assets	$5,721,165	$5,487,962

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable (including $50,047 and $28,214 Accounts payable of consolidated joint ventures)	$288,483	$207,589
Accrued expenses and other current liabilities (including $191,119 and $198,797 Accrued expenses and other current liabilities of consolidated joint ventures)	847,845	894,425
Contract liabilities (including $62,835 and $66,144 Contract liabilities of consolidated joint ventures)	320,295	289,799
Short-term lease liabilities, operating leases (including $2,753 and $3,522 Short-term lease liabilities, operating leases of consolidated joint ventures)	52,763	52,725
Income taxes payable	13,455	7,701
Short Term Debt	84,919	463,405
Total current liabilities	1,607,760	1,915,644

Long-term employee incentives	26,064	31,818
Long-term debt	1,235,584	784,096
Long-term lease liabilities, operating leases (including $1,729 and $2,203 Long-term lease liabilities, operating leases of consolidated joint ventures)	100,218	114,386
Deferred tax liabilities	19,287	11,043
Other long-term liabilities	110,641	96,486
Total liabilities	$3,099,554	$2,953,473
Contingencies (Note 12)
Shareholders' equity:
Common stock, $1 par value; authorized 1,000,000,000 shares; 146,676,400 and 146,656,225 shares issued; 54,689,434 and 52,657,447 public shares outstanding; 52,106,902 and 54,117,904 ESOP shares outstanding	$146,676	$146,655
Treasury stock, 39,880,875 shares at cost	(815,282)	(815,282)
Additional paid-in capital	2,660,579	2,684,829
Retained earnings	541,965	426,781
Accumulated other comprehensive loss	(18,067)	(26,594)
Total Parsons Corporation shareholders' equity	2,515,871	2,416,389
Noncontrolling interests	105,740	118,100
Total shareholders' equity	2,621,611	2,534,489
Total liabilities and shareholders' equity	$5,721,165	$5,487,962

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue	$1,584,323	$1,670,467	$3,138,683	$3,206,143
Direct cost of contracts	1,235,970	1,318,931	2,436,347	2,529,758
Equity in losses of unconsolidated joint ventures	(642)	(16,837)	(1,329)	(18,897)
Selling, general and administrative expenses	252,050	223,277	496,113	444,222
Operating income	95,661	111,422	204,894	213,266
Interest income	1,068	3,825	3,210	4,977
Interest expense	(12,569)	(13,008)	(24,815)	(26,006)
Convertible debt repurchase loss	-	-	-	(18,355)
Other income (expense), net	5,019	895	6,654	(2,431)
Total other income (expense)	(6,482)	(8,288)	(14,951)	(41,815)
Income before income tax expense	89,179	103,134	189,943	171,451
Income tax expense	(18,690)	(22,415)	(37,667)	(35,739)
Net income including noncontrolling interests	70,489	80,719	152,276	135,712
Net income attributable to noncontrolling interests	(15,259)	(11,547)	(30,843)	(26,790)
Net income attributable to Parsons Corporation	55,230	69,172	121,433	108,922
Earnings per share:
Basic	$0.52	$0.65	$1.14	$1.03
Diluted	$0.50	$0.63	$1.10	$0.99

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income including noncontrolling interests	$70,489	$80,719	$152,276	$135,712
Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	7,619	(2,245)	8,468	(4,172)
Pension adjustments, net of tax	62	(16)	69	(47)
Comprehensive income including noncontrolling interests, net of tax	78,170	78,458	160,813	131,493
Comprehensive income attributable to noncontrolling interests, net of tax	(15,267)	(11,559)	(30,853)	(26,802)
Comprehensive income attributable to Parsons Corporation, net of tax	$62,903	$66,899	$129,960	$104,691

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net income including noncontrolling interests	152,276	$135,712
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	55,995	48,971
Amortization of debt issue costs	2,611	5,326
Loss (gain) on disposal of property and equipment	63	408
Convertible debt repurchase loss	-	18,355
Deferred taxes	2,225	(222)
Foreign currency transaction gains and losses	(5,171)	2,039
Equity in losses of unconsolidated joint ventures	1,329	18,897
Return on investments in unconsolidated joint ventures	15,907	20,788
Stock-based compensation	22,926	20,675
Contributions of treasury stock	35,382	30,140
Changes in assets and liabilities, net of acquisitions and consolidated joint ventures:
Accounts receivable	(31,905)	(131,414)
Contract assets	(84,802)	(47,905)
Prepaid expenses and other assets	(7,544)	(9,396)
Accounts payable	62,462	10,585
Accrued expenses and other current liabilities	(94,320)	(10,533)
Contract liabilities	14,472	(1,360)
Income taxes	5,828	(6,951)
Other long-term liabilities	280	(6,308)
Net cash provided by operating activities	148,014	97,807
Cash flows from investing activities:
Capital expenditures	(22,909)	(18,698)
Proceeds from sale of property and equipment	35	53
Payments for acquisitions, net of cash acquired	(117,858)	(63)
Investments in unconsolidated joint ventures	(35,496)	(70,032)
Return of investments in unconsolidated joint ventures	11,920	25
Net cash used in investing activities	(164,308)	(88,715)
Cash flows from financing activities:
Proceeds from borrowings under credit agreement	243,700	153,200
Repayments of borrowings under credit agreement	(243,700)	(153,200)
Proceeds from issuance of convertible notes due 2029	-	800,000
Repurchases of convertible notes due 2025	(28,486)	(495,575)
Proceeds from term loan	450,000	-
Repayment of delayed draw term loan	(350,000)	-
Payments for debt issuance costs	(2,571)	(19,185)
Contributions by noncontrolling interests	327	77
Distributions to noncontrolling interests	(45,055)	(15,249)
Repurchases of common stock	(39,994)	(10,000)
Taxes paid on vested stock	(18,210)	(18,940)
Capped call transactions	-	(88,400)
Bond hedge termination	-	195,549
Redemption of warrants	-	(104,952)
Proceeds from issuance of common stock	4,796	3,740
Net cash (used in) provided by financing activities	(29,193)	247,065
Effect of exchange rate changes	3,266	(638)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(42,221)	255,519
Cash, cash equivalents and restricted cash:
Beginning of year	453,548	272,943
End of period	411,327	$528,462

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended June 30, 2025 and June 30, 2024

(In thousands)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Parsons Equity	Noncontrolling Interests	Total
Balance at March 31, 2025	$146,704	$(815,282)	$2,660,487	$487,625	$(25,740)	$2,453,794	$91,938	$2,545,732
Net income	-	-	-	55,230	-	55,230	15,259	70,489
Foreign currency translation gain, net	-	-	-	-	7,611	7,611	8	7,619
Pension adjustments, net	-	-	-	-	62	62	-	62
Contributions	-	-	-	-	-	-	1,581	1,581
Distributions	-	-	-	-	-	-	(3,046)	(3,046)
Issuance of equity securities, net of retirement	191	-	2,925	(890)	-	2,226	-	2,226
Repurchases of common stock	(219)	-	(14,781)	-	-	(15,000)	-	(15,000)
Stock based compensation	-	-	11,948	-	-	11,948	-	11,948
Balance at June 30, 2025	$146,676	$(815,282)	$2,660,579	$541,965	$(18,067)	$2,515,871	$105,740	$2,621,611

Balance at March 31, 2024	$146,717	$(827,311)	$2,612,762	$234,366	$(16,866)	$2,149,668	$93,489	$2,243,157
Net income	-	-	-	69,172	-	69,172	11,547	80,719
Foreign currency translation loss, net	-	-	-	-	(2,257)	(2,257)	12	(2,245)
Pension adjustments, net	-	-	-	-	(16)	(16)	-	(16)
Contributions	-	-	-	-	-	-	77	77
Distributions	-	-	-	-	-	-	(3,991)	(3,991)
Issuance of equity securities, net of retirements	111	-	2,578	(898)	-	1,791		1,791
Repurchases of common stock	(131)	-	(9,869)	-	-	(10,000)	-	(10,000)
Stock based compensation	-	-	10,152	-	-	10,152	-	10,152
Balance at June 30, 2024	$146,697	$(827,311)	$2,615,623	$302,640	$(19,139)	$2,218,510	$101,134	$2,319,644

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Six Months Ended June 30, 2025 and June 30, 2024

(In thousands)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Parsons Equity	Noncontrolling Interests	Total
Balance at December 31, 2024	$146,655	$(815,282)	$2,684,829	$426,781	$(26,594)	$2,416,389	$118,100	$2,534,489
Net income	-	-	-	121,433	-	121,433	30,843	152,276
Foreign currency translation gain, net	-	-	-	-	8,458	8,458	10	8,468
Pension adjustments, net	-	-	-	-	69	69	-	69
Contributions	-	-	-	-	-	-	1,841	1,841
Distributions	-	-	-	-	-	-	(45,054)	(45,054)
Issuance of equity securities, net of retirement	664	-	(7,824)	(6,249)	-	(13,409)	-	(13,409)
Repurchases of common stock	(643)	-	(39,352)	-	-	(39,995)	-	(39,995)
Stock based compensation	-	-	22,926	-	-	22,926	-	22,926
Balance at June 30, 2025	$146,676	$(815,282)	$2,660,579	$541,965	$(18,067)	$2,515,871	$105,740	$2,621,611

Balance at December 31, 2023	$146,341	$(827,311)	$2,779,365	$203,724	$(14,908)	$2,287,211	$89,504	$2,376,715
Net income	-	-	-	108,922	-	108,922	26,790	135,712
Foreign currency translation gain, net	-	-	-	-	(4,184)	(4,184)	12	(4,172)
Pension adjustments, net	-	-	-	-	(47)	(47)	-	(47)
Contributions	-	-	-	-	-	-	77	77
Distributions	-	-	-	-	-	-	(15,249)	(15,249)
Capped call transactions	-	-	(66,121)	-	-	(66,121)	-	(66,121)
Repurchase of warrants	-	-	(104,952)	-	-	(104,952)	-	(104,952)
Bond hedge termination	-	-	149,308	-	-	149,308	-	149,308
Convertible debt inducement	-	-	(147,105)	-	-	(147,105)	-	(147,105)
Issuance of equity securities, net of retirement	487	-	(5,678)	(10,006)	-	(15,197)	-	(15,197)
Repurchases of common stock	(131)	-	(9,869)	-	-	(10,000)	-	(10,000)
Stock based compensation	-	-	20,675	-	-	20,675	-	20,675
Balance at June 30, 2024	$146,697	$(827,311)	$2,615,623	$302,640	$(19,139)	$2,218,510	$101,134	$2,319,644

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

For the six months ended June 30, 2024, the Company reversed the loss on extinguishment of debt for the partial repurchase of the Convertible Senior Notes due 2025 and recorded the repurchase transaction as an induced conversion. This change from extinguishment to inducement accounting resulted in the Company (i.) reversing the $211.0 million loss and the related $49.9 million tax benefit on extinguishment of debt, recorded in Q1 2024, (ii.) recording a $18.4 million convertible debt repurchase loss, (iii.) the difference between the extinguishment loss and inducement expense of $192.6 million recorded to equity, and (iv.) the related tax benefit of $45.6 million recorded to equity. See "Note 10— Debt and Credit Facilities" for a further discussion of the first quarter 2024 extinguishment accounting and subsequent change to inducement accounting. Also see "Note 20—Quarterly Information" for the quarterly financial statement impacts related to this accounting change.

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

4.
Acquisitions

Chesapeake Technology International, Corp

On June 30, 2025, the Company acquired a 100% ownership interest in Chesapeake Technology International, Corp ("CTI"), a privately owned company, for $89.2 million from cash on hand. CTI brings extensive capabilities as an all-domain technology solutions provider, powered by cutting-edge products that enhance the warfighters’ ability to sense, evaluate and deliver effects within the invisible battlespaces. CTI enhances our mission-ready solutions for the Department of Defense. In connection with this acquisition, the Company recognized $2.2 million of acquisition-related expenses in “Selling, general and administrative expense” in the consolidated statements of income for the three and six months ended June 30, 2025, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition.

The following table summarizes the acquisition date fair value of the purchase consideration transferred (in thousands):

Amount
Cash and cash equivalents	$2,877
Accounts receivable	28,315
Contract assets	3,011
Inventory	144
Income taxes receivable	265
Right of use assets, operating leases	484
Prepaid expenses and other current assets	3,732
Property and Equipment	929
Goodwill	55,330
Intangible assets	38,700
Accounts payable	(17,380)
Short-term lease liabilities, operating leases	(389)
Accrued expenses and other current liabilities	(10,701)
Contract liabilities	(8,523)
Deferred income taxes	(7,457)
Long-term lease liabilities, operating leases	(132)
Net assets acquired	$89,205

Of the total purchase price, the following values were preliminarily assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships	24,450	15
Backlog	8,150	3
Developed technologies	4,700	5
Other	1,400	1 to 3

The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. $8.5 million of goodwill is deductible for tax purposes.

CTI contributed a single day of revenue during Q2 2025. The Company will disclose the revenue contribution from CTI in subsequent filings. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

The Company is still in the process of finalizing its valuation of the assets and liabilities acquired.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the CTI acquisition had been consummated as of the beginning of fiscal year 2024 (in thousands) is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Pro forma Revenue	$1,604,441	$1,687,840	$3,194,243	$3,236,306
Pro forma Net Income including noncontrolling interests	70,109	78,779	151,627	130,485

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

TRS Group, Inc.

On January 31, 2025, the Company acquired a 100% ownership interest in TRS Group, Inc. ("TRS") a privately owned company, for $36.6 million from cash on hand (of which $3.8 million will be paid in July 2026). TRS is an environmental solutions firm that specializes in remediation technology. In connection with this acquisition, the Company recognized $0.4 million and $0.5 million of acquisition-related expenses in “Selling, general and administrative expense” in the consolidated statements of income for the three and six months ended June 30, 2025, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition.

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

Amortization expense of $0.4 million and $0.7 million related to these intangible assets was recorded for the three and six months ended June 30, 2025, respectively. The entire value of goodwill was assigned to the Critical Infrastructure reporting unit and represents synergies expected to be realized from this business combination. The entire value of goodwill is deductible for tax purposes.

The amount of revenue generated by TRS and included within consolidated revenue is $7.4 million and $11.5 million for the three and six months ended June 30, 2025, respectively. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

The Company is still in the process of finalizing its valuation of the assets and liabilities acquired.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the TRS acquisition had been consummated as of the beginning of fiscal year 2024 (in thousands) is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Pro forma Revenue	$1,584,323	$1,677,018	$3,140,706	$3,219,532
Pro forma Net Income including noncontrolling interests	70,752	80,078	152,799	134,688

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

Amortization expense of $2.2 million and $4.4 million related to these intangible assets was recorded for the three and six months ended June 30, 2025, respectively. The entire value of goodwill was assigned to the Critical Infrastructure reporting unit and represents synergies expected to be realized from this business combination. $45.8 million of goodwill is deductible for tax purposes.

The amount of revenue generated by BCC and included within consolidated revenue is $34.5 million and $63.4 million for the three and six months ended June 30, 2025, respectively. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the BCC acquisition had been consummated as of the beginning of fiscal year 2023 (in thousands) is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Pro forma Revenue	$1,584,323	$1,697,357	$3,138,683	$3,256,684
Pro forma Net Income including noncontrolling interests	71,470	78,410	154,238	129,738

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

The following table summarizes the acquisition date fair value of the purchase consideration transferred (in thousands):

Amount
Cash and cash equivalents	$4,917
Accounts receivable	5,171
Contract assets	3,209
Prepaid expenses and other current assets	447
Right of use assets, operating leases	5,370
Property and Equipment	997
Goodwill	116,849
Intangible assets	97,600
Other assets	145
Accounts payable	(951)
Accrued expenses and other current liabilities	(4,999)
Short-term lease liabilities, operating leases	(800)
Deferred income taxes	(19,647)
Long-term lease liabilities, operating leases	(4,570)
Net assets acquired	$203,738

Of the total purchase price, the following values were assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships	$73,900	14
Backlog	11,700	3
Developed technologies	5,200	5
Non-compete agreements	6,100	3
Other	$700	1

Amortization expense of $3.2 million and $6.4 million related to these intangible assets was recorded for the three and six months ended June 30, 2025, respectively. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. $17.1 million of goodwill is deductible for tax purposes.

The amount of revenue generated by BlackSignal and included within consolidated revenue is $16.7 million and $29.8 million for the three and six months June 30, 2025, respectively. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the BlackSignal acquisition had been consummated as of the beginning of fiscal year 2023 (in thousands) is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Pro forma Revenue	$1,584,323	$1,684,129	$3,138,683	$3,231,871
Pro forma Net Income including noncontrolling interests	71,076	77,041	153,818	128,423

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

5.
Contracts with Customers

Disaggregation of Revenue

The Company’s contracts contain both fixed-price and cost reimbursable components. Contract types are based on the component that represents the majority of the contract. The following table presents revenue disaggregated by contract type (in thousands):

	Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Fixed-Price	$532,135	$707,235	$1,106,708	$1,338,454
Time-and-Materials	372,945	347,275	720,035	697,926
Cost-Plus	679,243	615,957	1,311,940	1,169,763
Total	$1,584,323	$1,670,467	$3,138,683	$3,206,143

See “Note 18 – Segments Information” for the Company’s revenues by business lines.

Contract Assets and Contract Liabilities

Contract assets and contract liabilities balances at June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025	December 31, 2024	$ change	% change
Contract assets	$836,366	$741,504	$94,862	12.8%
Contract liabilities	320,295	289,799	30,496	10.5%
Net contract assets (liabilities) (1)	$516,071	$451,705	$64,366	14.2%

(1)
Total contract retentions included in net contract assets (liabilities) were $103.6 million as of June 30, 2025, of which $48.1 million are not expected to be paid in the next 12 months. Total contract retentions included in net contract assets (liabilities) were $89.8 million as of December 31, 2024. Contract assets at June 30, 2025 and December 31, 2024 include $70.3 million and $70.7 million, respectively, related to net claim recoveries. For the three and six months ended June 30, 2025 and June 30, 2024, there were no material losses recognized related to the collectability of claims, unapproved change orders, and requests for equitable adjustment.

During the three months ended June 30, 2025 and June 30, 2024, the Company recognized revenue of $47.8 million and $30.9 million, respectively, and $165.1 million and $169.2 million during the six months ended June 30, 2025 and June 30, 2024, respectively that was included in the corresponding contract liability balances at December 31, 2024 and December 31, 2023, respectively.

There was no significant impairment of contract assets recognized during the three and six months ended June 30, 2025 and June 30, 2024.

The following table presents certain financial statement impacts from revisions in estimates, such as changes in estimated claims or incentives, related to performance obligations partially satisfied in previous periods that individually had an impact of $5 million or more on revenue. In certain instances, revisions in estimates on a contract do not exceed the threshold in any particular quarter but exceed the threshold on a year-to-date basis (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue impact, net	$-	$-	$-	$(8,939)
Operating income (loss)	-	-	-	(8,939)
Net income (loss)	-	-	-	(6,677)
Diluted income (loss) per share	$-	$-	$-	$(0.06)

Accounts Receivable, net

Accounts receivable, net consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	2025	2024
Billed	$717,761	$712,046
Unbilled	453,966	392,236
Total accounts receivable, gross	1,171,727	1,104,282
Allowance for doubtful accounts	(3,886)	(3,886)
Total accounts receivable, net	$1,167,841	$1,100,396

Billed accounts receivable represents amounts billed to clients that have not been collected. Unbilled accounts receivable represents amounts where the Company has a present contractual right to bill but an invoice has not been issued to the customer at the period-end date. Receivables from contracts with the U.S. federal government and its agencies were 16% and 23% as of June 30, 2025 and December 31, 2024, respectively.

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

Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations (“RUPO”) as of June 30, 2025 represent a measure of the total dollar value of work to be performed on contracts awarded and in-progress. The Company had $7.0 billion in RUPO as of June 30, 2025.

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

The Company expects to satisfy its RUPO as of June 30, 2025 over the following periods (in thousands):

Period RUPO Will Be Satisfied	Within One Year	Within One to Two Years	Thereafter
Federal Solutions	$1,949,998	$291,682	$147,114
Critical Infrastructure	2,344,370	1,311,150	930,779
Total	$4,294,368	$1,602,832	$1,077,893

6.
Leases

The Company has operating and finance leases for corporate and project office spaces, vehicles, heavy machinery and office equipment. Our leases have remaining lease terms of one year to eleven years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases after the third year.

The components of lease costs for the three and six months ended June 30, 2025 and June 30, 2024 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating lease cost	$16,709	$16,885	$33,264	$33,562
Short-term lease cost	3,289	3,780	6,667	7,432
Amortization of right-of-use assets	1,169	835	2,277	1,612
Interest on lease liabilities	133	104	261	198
Sublease income	(898)	(1,119)	(1,822)	(2,238)
Total lease cost	$20,402	$20,485	$40,647	$40,566

Supplemental cash flow information related to leases for the three months ended June 30, 2025 and June 30, 2024 is as follows (in thousands):

	Six Months Ended
	June 30, 2025	June 30, 2024
Operating cash flows for operating leases	$33,068	$34,189
Operating cash flows for finance leases	261	198
Financing cash flows from finance leases	2,210	1,536
Right-of-use assets obtained in exchange for new operating lease liabilities	10,174	6,400
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,591	$2,506

Supplemental balance sheet and other information related to leases as of June 30, 2025 and December 31, 2024 are as follows (in thousands):

	June 30, 2025	December 31, 2024
Operating Leases:
Right-of-use assets	$139,985	$153,048
Lease liabilities:
Current	52,763	52,725
Long-term	100,218	114,386
Total operating lease liabilities	$152,981	$167,111
Finance Leases:
Other noncurrent assets	$10,073	$9,864
Accrued expenses and other current liabilities	$4,058	$3,645
Other long-term liabilities	$6,336	$6,441

Weighted Average Remaining Lease Term:
Operating leases	3.7 Years	3.9 Years
Finance leases	2.7 Years	2.8 Years
Weighted Average Discount Rate:
Operating leases	4.6%	4.5%
Finance leases	5.0%	5.0%

As of June 30, 2025, the Company has no operating leases that have not yet commenced.

A maturity analysis of the future undiscounted cash flows associated with the Company’s operating and finance lease liabilities as of June 30, 2025 is as follows (in thousands):

	Operating Leases	Finance Leases
2025 (remaining)	$31,445	$2,310
2026	46,267	4,142
2027	32,651	2,880
2028	27,008	1,539
2029	20,108	196
Thereafter	8,983	-
Total lease payments	166,462	11,067
Less: imputed interest	(13,481)	(673)
Total present value of lease liabilities	$152,981	$10,394

7.
Goodwill

The following table summarizes the changes in the carrying value of goodwill by reporting segment from December 31, 2024 to June 30, 2025 (in thousands):

	December 31, 2024	Acquisitions	Foreign Exchange	June 30, 2025
Federal Solutions	$1,806,564	$52,516	$-	$1,859,080
Critical Infrastructure	276,116	24,012	2,731	302,859
Total	$2,082,680	$76,528	$2,731	$2,161,939

The Company performed a qualitative triggering analysis and determined there was no triggering event indicating a potential impairment to the carrying value of its goodwill at June 30, 2025 and concluded there has not been an impairment.

8.
Intangible Assets

The gross amount and accumulated amortization of intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets are as follows (in thousands except for years):

	June 30, 2025			December 31, 2024			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (in years)
Backlog	152,150	(66,721)	85,429	142,100	(51,322)	90,778	4.3
Customer relationships	397,380	(152,558)	244,822	372,930	(139,568)	233,362	11.7
Developed technology	31,800	(10,266)	21,534	23,200	(7,458)	15,742	4.7
Trade name	1,800	(1,238)	562	1,500	(367)	1,133	1.0
Non-compete agreements	8,300	(2,568)	5,732	8,300	(1,203)	7,097	3.0
In process research and development	1,800	-	1,800	1,800	-	1,800	n/a
Other intangibles	1,424	-	1,424	25	-	25	n/a
Total intangible assets	$594,654	$(233,351)	$361,303	$549,855	$(199,918)	$349,937

The aggregate amortization expense of intangible assets for the three months ended June 30, 2025 and June 30, 2024 was $17.1 million and $13.8 million, respectively and for the six months ended June 30, 2025 and June 30, 2024 was $33.4 million and $27.5 million, respectively.

Estimated amortization expense for the remainder of the current fiscal year and in each of the next four years and beyond is as follows (in thousands):

June 30, 2025
2025	$36,038
2026	64,583
2027	57,769
2028	41,788
2029	26,009
Thereafter	133,316
Total	$359,503

9.
Property and Equipment, Net

Property and equipment consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024	Useful life (years)
Buildings and leasehold improvements	$112,007	$103,945	1-15
Furniture and equipment	87,534	84,720	3-10
Computer systems and equipment	179,887	172,437	3-10
Construction equipment	16,484	6,463	5-7
Construction in progress	28,215	30,342
	424,127	397,907
Accumulated depreciation	(301,390)	(286,332)
Property and equipment, net	$122,737	$111,575

Depreciation expense for the three months ended June 30, 2025 and June 30, 2024 was $9.5 million and $9.2 million, respectively and for the six months ended June 30, 2025 and June 30, 2024 was $18.6 million and $18.7 million, respectively.

10.
Debt and Credit Facilities

Debt consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Short-Term Debt:
Delayed draw term loan due 2025	$-	$350,000
Convertible senior notes due 2025	84,919	113,405
Total Short-Term Debt	84,919	463,405
Long-Term Debt:
Convertible senior notes due 2029	800,000	800,000
Revolving credit facility	-	-
Term loan due 2028	$450,000	-
Debt issuance costs	(14,416)	(15,904)
Total Long-Term Debt	1,235,584	784,096
Total Debt	$1,320,503	$1,247,501

In June 2025, the Company terminated its $350 million Delayed Draw Term Loan due 2025 and its $650 million Revolving Credit Facility due 2026 and replaced these credit facilities with a $450 million Term Loan due 2028 and a $750 million Revolving Credit Facility due 2030. Proceeds from the Term Loan were used to payoff the outstanding balance of the Delayed Draw Term Loan.

Term Loan

In June 2025, the Company entered into a $450 million unsecured Term Loan with an increase option of up to $150 million. Proceeds of the Term Loan Agreement may be used (a) to pay off in full, or partially payoff, the Company’s existing Convertible Senior Notes, (b) to prepay revolving loans outstanding under the Revolving Credit Agreement (as defined below), or (c) for working capital, capital expenditures and other lawful corporate purposes. The Company incurred $0.9 million of debt issuance costs in connection with the Term Loan. These costs are presented as a direct deduction from long-term debt on the face of the balance sheet. Interest expense related to the Term Loan for the three and six months ended June 30, 2025 was $1.7 million. The amortization of debt issuance costs and interest expense is recorded in “Interest expense” on the consolidated statements of income. As of June 30, 2025 there was $450.0 million outstanding under the Term Loan.

The Term Loan has a three-year maturity and permits the Company to borrow in U.S. dollars. The Term Loan does not require any amortization payments by the Company. Depending on the Company’s consolidated leverage ratio (or debt rating after such time as the Company has such rating), borrowings under the Term Loan Agreement will bear interest at either an adjusted Term SOFR benchmark rate plus a margin between 0.875% and 1.500% or a base rate plus a margin of between 0% and 0.500% and will initially bear interest at the middle of this range. Amounts outstanding under the Term Loan Agreement may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of benchmark rate loans. The interest rate on June 30, 2025 was 5.5%.

Delayed Draw Term Loan (Terminated June 2025)

In September 2022, the Company entered into a $350 million unsecured Delayed Draw Term Loan with an increase option of up to $150 million (the “2022 Delayed Draw Term Loan”). Proceeds of the 2022 Delayed Draw Term Loan Agreement may be used (a) to pay off in full, or partially payoff, the Company’s existing Senior Notes, (b) to prepay revolving loans outstanding under the Revolving Credit Agreement (as defined below), or (c) for working capital, capital expenditures and other lawful corporate purposes. The Company incurred $0.9 million of debt issuance costs in connection with the delayed draw term loan. These costs are presented as a direct deduction from long-term debt on the face of the balance sheet. Interest expense related to the Delayed Draw Term Loan for the three months ended June 30, 2025 and June 30, 2024 were $3.3 million and $5.8 million, respectively and $8.2 million and $11.8 million for the six months ended June 30, 2025 and June 30, 2024, respectively. The amortization of debt issuance costs and interest expense is recorded in “Interest expense” on the consolidated statements of income. At December 31, 2024, there was $350.0 million outstanding under the Delayed Draw Term Loan.

The 2022 Delayed Draw Term Loan has a three-year maturity and permits the Company to borrow in U.S. dollars. The 2022 Delayed Draw Term Loan does not require any amortization payments by the Company. Depending on the

Company’s consolidated leverage ratio (or debt rating after such time as the Company has such rating), borrowings under the 2022 Delayed Draw Term Loan Agreement will bear interest at either an adjusted Term SOFR benchmark rate plus a margin between 0.875% and 1.500% or a base rate plus a margin of between 0% and 0.500% and will initially bear interest at the middle of this range. The Company will pay a ticking fee on unused term loan commitments at a rate of 0.175% commencing with the date that is ninety (90) days after the Closing Date. Amounts outstanding under the 2022 Delayed Draw Term Loan Agreement may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of benchmark rate loans. The interest rates on June 30, 2025 and December 31, 2024 were 5.6% and 5.6%, respectively.

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

The Company recognized interest expense of $0.07 million and $0.1 million for the three months ended June 30, 2025 and June 30, 2024, respectively and $0.1 million and $3.7 million for the six months ended June 30, 2025 and June 30, 2024, respectively. The net, carrying value of the Convertible Senior Notes were $84.9 million and $113.4 million as of June 30, 2025 and December 31, 2024, respectively.

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

The 2029 Convertible Notes are the Company’s senior unsecured obligations and will rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the 2029 Convertible Notes; equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness, including borrowings under the Company’s revolving credit facility and term loan credit facility, to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.

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

The Company recognized interest expense with respect to the Convertible Senior Notes Due 2029 of $6.3 million and $6.3 million for the three months ended June 30, 2025 and June 30, 2024, respectively and $12.6 million and $8.7 million for the six months ended June 30, 2025 and June 30, 2024, respectively. As of June 30, 2025 and December 31, 2024, the net, carrying value of the Convertible Senior Notes Due 2029 were $786.4 million and $784.3 million, respectively.

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

The partial repurchase, during the six months ended June 30, 2024, resulted in a $18.4 million repurchase loss1 and a $3.2 million charge to interest expense for the acceleration of the amortization of debt issuance costs associated with the 0.25% Convertible Senior Notes due 2025. The tax effect of the repurchase loss, excluding the interest expense, was recognized as a discrete event during the six months ended June 30, 2024 with a tax benefit of $4.3 million recognized in the income statement.

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

Revolving Credit Facility due 2030

In June 2025, the Company entered into a $750 million unsecured revolving credit facility (the “Credit Agreement”). The Company incurred $1.7 million of costs in connection with this Credit Agreement. The 2025 Credit Agreement replaced an existing Credit Agreement dated as of June 25, 2021. Under the new agreement, the Company’s revolving credit facility was increased from $650 million to $750 million. The credit facility has a five-year maturity, which may be extended up to two times for periods determined by the Company and the applicable extending lenders, and permits the Company to borrow in U.S. dollars, certain specified foreign currencies, and each other currency that may be approved in accordance with the 2025 Facility. The borrowings under the Credit Agreement bear interest at either the Term SOFR rate plus a margin between 1.0% and 1.625% or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%. The rate on June 30, 2025 was 5.6%. Letters of credit commitments outstanding under this agreement aggregated to $41.8 million at June 30, 2025 which reduced borrowing limits available to the Company.

Interest expense related to the Credit Agreements (due 2030 and due 2026) was $0.2 million and $0.2 million for the three months ended June 30, 2025 and June 30, 2024, respectively and $0.5 million and $0.5 million for the six months ended June 30, 2025 and June 30, 2024.

The Credit Agreement includes various covenants, including restrictions on indebtedness, liens, acquisitions, investments or dispositions, payment of dividends and maintenance of certain financial ratios and conditions. The Company was in compliance with these covenants at June 30, 2025.

Revolving Credit Facility due 2026 (Terminated June 2025)

In June 2021, the Company entered into a $650 million unsecured revolving credit facility (the “Credit Agreement”). The Company incurred $1.9 million of costs in connection with this Credit Agreement. The 2021 Credit Agreement replaced an existing Fifth Amended and Restated Credit Agreement dated as of November 15, 2017. Under the new agreement, the Company’s revolving credit facility was increased from $550 million to $650 million. The credit facility has a five-year maturity, which may be extended up to two times for periods determined by the Company and the applicable extending lenders, and permits the Company to borrow in U.S. dollars, certain specified foreign currencies, and each other currency that may be approved in accordance with the 2021 Facility. The borrowings under the Credit Agreement bear interest at either the Term SOFR rate plus a margin between 1.0% and 1.625% or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%. The rates on June 30, 2025 and December 31, 2024 were 5.7% and 5.7%, respectively. Borrowings under this Credit Agreement are guaranteed by certain Company operating subsidiaries. Letters of credit commitments outstanding under this agreement aggregated to $43.0 million at December 31, 2024, respectively, which reduced borrowing limits available to the Company.

The Credit Agreement includes various covenants, including restrictions on indebtedness, liens, acquisitions, investments or dispositions, payment of dividends and maintenance of certain financial ratios and conditions. The Company was in compliance with these covenants at December 31, 2024.

Letters of Credit

The Company also has in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated approximately $353.8 million and $328.4 million at June 30, 2025 and December 31, 2024, respectively.

11.
Income Taxes

On July 4th 2025, President Trump signed into law the “One Big Beautiful Bill Act” (“OBBBA” or “the Bill”) which includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain domestic and international provisions of the 2017 Tax Cuts & Jobs Act. Due to the timing of the Bill enactment, the impact of the Bill is not reflected in the Company’s Q2 income tax provision. Based on the Company’s review, this new Act will not result in a material change to the Company’s income tax provision for 2025 other than potentially reclassifying current tax liabilities and non-current deferred tax assets. The Company is still analyzing the provisions of the OBBBA and expects to update its Q3 2025 tax provision accordingly.

The Company’s effective tax rate was 21.0% and 21.7% for the three months ended June 30, 2025 and June 30, 2024, respectively. The decrease in the effective tax rate was due primarily to a change in the jurisdictional mix of earnings, an increase in untaxed income attributed to noncontrolling interests, and an increase in general business tax credits resulting from a 2024 tax return to provision adjustment, partially offset by decreases in the foreign-derived intangible income (FDII) deduction and in the deduction for equity-based compensation. The Company’s effective tax rate was 19.8% and 20.9% for the six months ended June 30, 2025 and June 30, 2024, respectively. The change in effective tax rate was primarily due to a change in the jurisdictional mix of earnings and an increase in untaxed income attributed to noncontrolling interests, partially offset by decreases in the FDII deduction and the windfall equity-based compensation deduction. The difference between the effective tax rate and the statutory U.S. Federal income tax rate of 21% for the three months ended June 30, 2025 primarily relates to the tax benefit related to untaxed income attributed to noncontrolling interests, and general business tax credits including tax credits from a tax return to provision adjustment, offset by state income taxes and foreign withholding taxes. The difference between the effective tax rate and the statutory U.S. Federal income tax rate of 21% for the six months ended June 30, 2025 primarily relates to a discrete windfall tax benefit from equity-based compensation, and the tax benefit related to untaxed income attributed to noncontrolling interests, partially offset by state income taxes and foreign withholding taxes.

As of June 30, 2025, the Company’s deferred tax assets were subject to a valuation allowance of $46.4 million primarily related to foreign net operating loss carryforwards, foreign tax credit carryforwards, and capital losses that the Company has determined are not more-likely-than-not to be realized. The factors used to assess the likelihood of realization include: the past performance of the entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.

As of June 30, 2025 and December 31, 2024, the liability for income taxes associated with uncertain tax positions was $30.1 million and $29.5 million, respectively.

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

Different non-US tax jurisdictions continue to enact legislation to adopt components of the Organization for Economic Co-operation and Development (OECD) Base Erosion and Profit Shifting (BEPS) Pillar Two Model Rules. The Company has evaluated the impact of the enacted legislation to date and has determined there is no material impact to the Company’s income tax provision. We are continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending enactment of legislation by individual countries.

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

In September 2015, a former Parsons employee filed an action in the United States District Court for the Northern District of Alabama against us as a qui tam relator on behalf of the United States (the “Relator”) alleging violation of the False Claims Act. The plaintiff alleges that, as a result of these actions, the United States paid in excess of $1 million per month between February and September 2006 that it should have paid to another contractor, plus $2.9 million to acquire vehicles for the contractor defendant to perform its security services. The lawsuit sought (i) that we cease and desist from violating the False Claims Act, (ii) monetary damages equal to three times the amount of damages that the United States has sustained because of our alleged violations, plus a civil penalty of not less than $5,500 and not more than $11,000 for each alleged violation of the False Claims Act, (iii) monetary damages equal to the maximum amount allowed pursuant to §3730(d) of the False Claims Act, and (iv) Relator’s costs for this action, including recovery of attorneys’ fees and costs incurred in the lawsuit. The United States government did not intervene in this matter as it is allowed to do so under the statute. The court heard dispositive motions in 2023, including Parsons’ motion for summary judgment. On March 19, 2025, the court granted Parsons’ motion for summary judgment. The Relator filed a notice of appeal on April 9, 2025. Parsons’ appellate brief will be filed on or before August 27, 2025.

On July 1, 2024, a final judgment was filed with the clerk of the Superior Court of the State of California In and For the County of San Mateo with an award of damages in the total amount of approximately $102.5 million in favor of Parsons Transportation Group, Inc. and against Alstom Signaling Operations LLC (Alstom"). This proposed award relates back to a lawsuit Parsons initially filed against the Peninsula Corridor Joint Powers Board for breach of contract and wrongful termination in February 2017 (which was settled between Parsons and the Joint Powers Board in 2021) and a cross-complaint filed against Alstom Signaling Operations LLC in November 2017, as subsequently amended, for breach of contract, negligence and intentional misrepresentation. On September 23, 2024, the Court awarded prejudgment interest in the amount of $34.0 million and amended the judgment accordingly to include such interest. Alstom filed a Notice of Appeal and has posted a bond as required under California law. Alstom’s appellate brief was filed on April 18, 2025. Parsons’ appellate brief will be filed on or before August 18, 2025.

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

13.
Retirement Benefit Plan

The Company’s principal retirement benefit plan is the Parsons Employee Stock Ownership Plan (“ESOP”), a stock bonus plan, established in 1975 to cover eligible employees of the Company and certain affiliated companies. Contributions of treasury stock to the ESOP are made annually in amounts determined by the Company’s board of directors and are held in trust for the sole benefit of the participants. Shares allocated to a participant’s account are fully vested after three years of credited service, or in the event(s) of reaching age 65, death or disability while an active employee of the Company. As of June 30, 2025 and December 31, 2024, total shares of the Company’s common stock outstanding were 106,795,525 and 106,775,350, respectively, of which 52,106,092 and 54,117,903, respectively, were held by the ESOP.

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

Total ESOP contribution expense was $17.6 million and $15.1 million for the three months ended June 30, 2025 and June 30, 2024, respectively and $35.4 million and $30.1 million for the six months ended June 30, 2025 and June 30, 2024, respectively. The expense is recorded in “Direct costs of contracts” and “Selling, general and administrative expense” in the consolidated statements of income. The fiscal 2025 ESOP contribution has not yet been made. The amount is currently included in accrued liabilities.

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

Letters of credit outstanding described in “Note 10 – Debt and Credit Facilities” that relate to project ventures are $183.3 million and $176.7 million at June 30, 2025 and December 31, 2024.

In the table below, aggregated financial information relating to the Company’s joint ventures is provided because their nature, risk and reward characteristics are similar. None of the Company’s current joint ventures that meet the characteristics of a VIE are individually significant to the consolidated financial statements.

Consolidated Joint Ventures

The following represents financial information for consolidated joint ventures included in the consolidated financial statements (in thousands):

	June 30, 2025	December 31, 2024
Current assets	$511,620	$519,450
Noncurrent assets	7,245	9,841
Total assets	518,865	529,291
Current liabilities	306,812	296,774
Noncurrent liabilities	3,063	2,203
Total liabilities	309,875	298,977
Total joint venture equity	$208,990	$230,314

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue	$192,795	$186,731	$389,153	$388,748
Costs	162,068	163,287	327,022	334,435
Net income	$30,727	$23,444	$62,131	$54,313
Net income attributable to noncontrolling interests	$15,259	$11,547	$30,843	$26,790

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

The following represents the financial information of the Company’s unconsolidated joint ventures as presented in their unaudited financial statements (in thousands):

	June 30, 2025	December 31, 2024
Current assets	$1,449,797	$1,477,950
Noncurrent assets	447,725	431,476
Total assets	1,897,522	1,909,426
Current liabilities	960,893	947,072
Noncurrent liabilities	500,834	469,808
Total liabilities	1,461,727	1,416,880
Total joint venture equity	$435,795	$492,546
Investments in and advances to unconsolidated joint ventures	$150,721	$138,759

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue	$425,795	$544,000	$950,351	$1,017,532
Costs	391,301	555,971	912,177	1,032,721
Net income	$34,494	$(11,971)	$38,174	$(15,189)
Equity in earnings of unconsolidated joint ventures	$(642)	$(16,837)	$(1,329)	$(18,897)

The Company had net contributions to its unconsolidated joint ventures for the three months ended June 30, 2025 and June 30, 2024 of $4.0 million and of $29.2 million, respectively and $7.7 million and $49.2 million for the six months ended June 30, 2025 and June 30, 2024, respectively.

The following table presents certain financial statement impacts from changes in estimates on unconsolidated joint ventures in the Critical Infrastructure segment. In certain instances, revisions in estimates on unconsolidated joint ventures do not exceed the threshold in any particular quarter but exceed the threshold on a year-to-date basis (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating loss	$-	$(22,433)	$(12,841)	$(30,793)
Net loss	-	(22,433)	(9,608)	(30,793)
Diluted loss per share	$—	$(0.20)	$(0.09)	$(0.29)

15.
Related Party Transactions

The Company often provides services to unconsolidated joint ventures and revenues include amounts related to recovering costs for these services. Revenues related to services the Company provided to unconsolidated joint ventures for the three months ended June 30, 2025 and June 30, 2024 were $42.0 million and $50.5 million, respectively and $87.5 million and $97.3 million for the six months ended June 30, 2025 and June 30, 2024, respectively.

For the three months ended June 30, 2025 and June 30, 2024, the Company incurred reimbursable costs of $34.0 million and $36.1 million, respectively, and $67.8 million and $71.5 million for the six months ended June 30, 2025 and June 30, 2024, respectively.

Amounts included in the consolidated balance sheets related to services the Company provided to unconsolidated joint ventures are as follows (in thousands):

	June 30, 2025	December 31, 2024
Accounts receivable	$38,981	$38,443
Contract assets	16,669	11,540
Contract liabilities	9,860	10,776

16.
Fair Value of Financial Instruments

The authoritative guidance on fair value measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). At June 30, 2025 and December 31, 2024, the Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable, and other liabilities. The fair values of these financial instruments approximate their carrying values due to their short-term maturities.

Fair value is determined by using one or more of the following valuation techniques:

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

The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in our consolidated balance sheets, on the basis of Level 2 inputs, were as follows (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Convertible senior notes due 2025	$84,919	$133,807	$113,405	$233,206
Convertible senior notes due 2029	800,000	848,480	800,000	939,280
Term loan due 2028	450,000	450,000	-	-
Delayed draw term loan due 2025	-	-	350,000	350,000
Total	$1,334,919	$1,432,287	$1,263,405	$1,522,486

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

The following tables reconcile the denominator and numerator used to compute basic EPS to the denominator and numerator used to compute diluted EPS for the three and six months ended June 30, 2025 and June 30, 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Numerator for Basic and Diluted EPS:
Net income attributable to Parsons Corporation - basic	$55,230	$69,172	$121,433	$108,922
Convertible senior notes if-converted method interest adjustment	54	54	108	2,820
Net income attributable to Parsons Corporation - diluted	$55,284	$69,226	$121,541	$111,742

Denominator for Basic and Diluted EPS:
Basic weighted average number of shares outstanding	106,997	106,303	106,914	106,170
Dilutive effect of stock-based awards	1,205	1,233	1,414	1,353
Dilutive effect of warrants	7	415	223	218
Dilutive effect of convertible senior notes due 2025	1,893	2,573	2,006	4,688
Diluted weighted average number of shares outstanding	110,102	110,524	110,557	112,429

Earnings per share:
Basic	$0.52	$0.65	$1.14	$1.03
Diluted	$0.50	$0.63	$1.10	$0.99

Anti-dilutive stock-based awards excluded from the calculation of earnings per share for the three months ended June 30, 2025 and June 30, 2024 were 22,554 and 15,400, respectively and for the six months ended June 30, 2025 and June 30, 2024 were 16,689 and 22,580, respectively

Share Repurchases

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

As of June 30, 2025, the Company has spent $119.7 million repurchasing 2,356,246 shares of Common Stock at an average price of $50.80 per share.

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

The following table summarizes the repurchase activity under the stock repurchase program:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Total shares repurchased	218,785	131,053	642,765	131,053
Total shares retired	218,785	131,053	642,765	131,053
Average price paid per share (1)	$68.56	$76.30	$62.22	$76.30

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

The following tables present segment information provided to the CODM, as of each period presented, along with a reconciliation of segment adjusted EBITDA attributable to Parsons Corporation to net income attributable to Parsons Corporation for the periods presented (in thousands):

	Three Months Ended
	June 30, 2025
	Federal Solutions	Critical Infrastructure	Total
Revenue	$805,464	$778,859	$1,584,323
Direct cost of contracts	(642,807)	(593,163)	(1,235,970)
Selling, general and administrative expenses (a)	(43,208)	(48,563)	(91,771)
Equity in earnings (losses) of unconsolidated joint ventures	989	(1,631)	(642)
Other segment items (b)	(53,366)	(69,309)	(122,675)
Adjusted EBITDA attributable to Parsons Corporation	$67,072	$66,193	133,265
Reconciliation: Segment Adjusted EBITDA to Net Income Attributable to Parsons Corporation
Adjusted EBITDA attributable to non-controlling interests			15,866
Depreciation and amortization			(28,592)
Interest expense, net			(11,501)
Income tax expense			(18,690)
Equity-based compensation expense			(11,519)
Transaction related costs (c)			(5,135)
Restructuring expense (d)			(2,361)
Other (d)			(844)
Net income including noncontrolling interests			70,489
Net income attributable to noncontrolling interests			(15,259)
Net income attributable to Parsons Corporation			$55,230

	Three Months Ended
	June 30, 2024
	Federal Solutions	Critical Infrastructure	Total
Revenue	$988,603	$681,864	$1,670,467
Direct cost of contracts	(789,153)	(529,778)	(1,318,931)
Selling, general and administrative expenses (a)	(35,487)	(34,258)	(69,745)
Equity in earnings (losses) of unconsolidated joint ventures	1,466	(18,303)	(16,837)
Other segment items (b)	(62,648)	(63,913)	(126,561)
Adjusted EBITDA attributable to Parsons Corporation	$102,781	$35,612	138,393
Reconciliation: Segment Adjusted EBITDA to Net Income Attributable to Parsons Corporation
Adjusted EBITDA attributable to non-controlling interests			11,837
Depreciation and amortization			(24,440)
Interest expense, net			(9,183)
Income tax expense			(22,415)
Equity-based compensation expense			(10,647)
Transaction related costs (c)			(2,302)
Other (d)			(524)
Net income including noncontrolling interests			80,719
Net income attributable to noncontrolling interests			(11,547)
Net income attributable to Parsons Corporation			$69,172

	Six Months Ended
	June 30, 2025
	Federal Solutions	Critical Infrastructure	Total
Revenue	$1,648,021	$1,490,662	$3,138,683
Direct cost of contracts	(1,304,719)	(1,131,628)	(2,436,347)
Selling, general and administrative expenses (a)	(88,617)	(94,646)	(183,263)
Equity in losses of unconsolidated joint ventures	(3)	(1,326)	(1,329)
Other segment items (b)	(112,078)	(138,682)	(250,760)
Adjusted EBITDA attributable to Parsons Corporation	$142,604	$124,380	266,984
Reconciliation: Segment Adjusted EBITDA to Net Income Attributable to Parsons Corporation
Adjusted EBITDA attributable to non-controlling interests			30,923
Depreciation and amortization			(55,995)
Interest expense, net			(21,605)
Income tax expense			(37,667)
Equity-based compensation expense			(18,622)
Transaction related costs (c)			(8,836)
Restructuring expense (d)			(2,361)
Other (d)			(545)
Net income including noncontrolling interests			152,276
Net income attributable to noncontrolling interests			(30,843)
Net income attributable to Parsons Corporation			$121,433

	Six Months Ended
	June 30, 2024
	Federal Solutions	Critical Infrastructure	Total
Revenue	$1,898,211	$1,307,932	$3,206,143
Direct cost of contracts	(1,513,038)	(1,016,720)	(2,529,758)
Selling, general and administrative expenses (a)	(70,632)	(68,836)	(139,468)
Equity in losses of unconsolidated joint ventures	997	(19,894)	(18,897)
Other segment items (b)	(120,216)	(133,907)	(254,123)
Adjusted EBITDA attributable to Parsons Corporation	$195,322	$68,575	263,897
Reconciliation: Segment Adjusted EBITDA to Net Income Attributable to Parsons Corporation
Adjusted EBITDA attributable to non-controlling interests			27,426
Depreciation and amortization			(48,971)
Interest expense, net			(21,029)
Income tax expense			(35,739)
Equity-based compensation expense			(23,303)
Convertible debt repurchase loss			(18,355)
Transaction related costs (c)			(5,188)
Other (d)			(3,026)
Net income including noncontrolling interests			135,712
Net income attributable to noncontrolling interests			(26,790)
Net income attributable to Parsons Corporation			$108,922

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

Asset information by segment is not a key measure of performance used by the CODM.

The following tables present revenues and property and equipment, net by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue
North America	$1,309,098	$1,419,327	$2,593,330	$2,691,577
Middle East	270,687	246,063	535,770	504,984
Rest of World	4,538	5,077	9,583	9,582
Total Revenue	$1,584,323	$1,670,467	$3,138,683	$3,206,143

The geographic location of revenue is determined by the location of the customer.

	June 30, 2025	December 31, 2024
Property and Equipment, Net
North America	$111,813	$101,044
Middle East	10,924	10,531
Total Property and Equipment, Net	$122,737	$111,575

North America includes revenue in the United States for the three months ended June 30, 2025 and June 30, 2024 of $1.2 billion and $1.3 billion, respectively and $2.4 million and $2.5 million for the six months ended June 30, 2025 and June 30, 2024, respectively. North America property and equipment, net includes $104.0 million and $94.0 million of property and equipment, net in the United States at June 30, 2025 and December 31, 2024, respectively.

The following table presents revenues by business units (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue
Defense and Intelligence	$457,576	$420,396	$900,897	$828,784
Engineered Systems	347,888	568,207	747,124	1,069,427
Federal Solutions revenues	805,464	988,603	1,648,021	1,898,211
Infrastructure – North America	506,248	434,163	951,156	799,445
Infrastructure – Europe, Middle East and Africa	272,611	247,701	539,506	508,487
Critical Infrastructure revenues	778,859	681,864	1,490,662	1,307,932
Total Revenue	$1,584,323	$1,670,467	$3,138,683	$3,206,143

19.
Subsequent Events

None

20.
Quarterly Information - Unaudited

The following table presents selected quarterly financial information (in thousands except per share data):

	Before Adoption of ASU 2024-04	After Adoption of ASU 2024-04
	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Federal Solutions revenue	$1,898,211	$1,898,211
Critical Infrastructure revenue	1,307,932	1,307,932
Total revenue	3,206,143	3,206,143
Operating income	213,266	213,266
Convertible debt repurchase loss (1)	(211,018)	(18,355)
Income tax benefit (expense) (1)	9,819	(35,739)
Net (loss) income attributable to Parsons Corporation (1)	(11,393)	108,922
(Loss) earnings per share:
Basic	$(0.36)	$1.03
Diluted (2)	$(0.36)	$0.99

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

2 Diluted earnings per share prior to the adoption of ASU 2024-04 did not include certain adjustments as their inclusion would have been antidilutive. Subsequent to the adoption of ASU 2024-04 these adjustments are no longer antidilutive. Dilutive adjustments include if converted interest of $2.8 million, 1.4 million shares related to stock based awards and 4.7 million shares related to convertible senior notes. Inclusion of these dilution adjustments resulted in dilutive net income attributable to Parsons Corporation of $111.7 million and total diluted shares of 112.4 million for the six months ended June 30, 2024.

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
Lead smart, sustainable infrastructure deployment

Federal Solutions
Deliver information dominance across all domains

FINANCIAL SNAPSHOT

$6.7B
Total Revenue
(Trailing 12-Months)

Federal Solutions
56%
Critical Infrastructure
44%

$6.7B
Contract Awards
(Trailing 12-Months)

Federal Solutions
47%
Critical Infrastructure
53%

KEY FACTS AND FIGURES

80
Years Of History

20K+
Employees

$574M
Cash Flow From Operations
(Trailing 12-Months)

1.0X
Book-To-Bill Ratio
Trailing 12-Months

$8.9B
Backlog As Of
6/30/2025

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

Key Metrics

We manage and assess the performance of our business by evaluating a variety of metrics. The following table sets forth selected key metrics (in thousands, except Book-to-Bill):

	June 30, 2025	June 30, 2024
Awards (year to date)	$3,272,551	$3,582,373
Backlog (1)	$8,943,038	$8,831,606
Book-to-Bill (year to date)	1.0	1.1

(1)
Difference between our backlog of $8.9 billion and our remaining unsatisfied performance obligations, or RUPO, of $7.0 billion, each as of June 30, 2025, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

Awards

Awards generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Contract awards include both new and re-compete contracts and task orders. Given that new contract awards generate growth, we closely track our new awards each year.

The following table summarizes the year to-date value of new awards for the periods presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Federal Solutions	$650,770	$805,170	$1,395,479	$2,087,810
Critical Infrastructure	855,275	694,894	1,877,072	1,494,563
Total Awards	$1,506,045	$1,500,064	$3,272,551	$3,582,373

The change in new awards from year to year is primarily due to ordinary course fluctuations in our business. The volume of contract awards can fluctuate in any given period due to win rate and the timing and size of the awards issued by our customers.

The increase in awards for the three and six months ended June 30, 2025 in our Critical Infrastructure segment when compared to the corresponding period last year was primarily driven by an overall increase in awards in the current year periods. The decrease in awards for the three and six months ended June 30, 2025 in our Federal Solutions segment when compared to the corresponding periods last year was primarily driven by a delay in the timing of awards of a number of contracts being pursued. The six months ended June 30, 2024 included significant option period awards from the confidential contract in the Federal Solutions segment.

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

The following table summarizes the value of our backlog at the respective dates presented below (in thousands):

	June 30, 2025	June 30, 2024
Federal Solutions:
Funded	$1,816,590	$1,736,698
Unfunded	2,656,547	3,284,801
Total Federal Solutions	4,473,137	5,021,499
Critical Infrastructure:
Funded	4,421,015	3,754,225
Unfunded	48,886	55,882
Total Critical Infrastructure	4,469,901	3,810,107
Total Backlog (1)	$8,943,038	$8,831,606

(1)
Difference between our backlog of $8.9 billion and our RUPO of $7.0 billion, each as of June 30, 2025, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

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

We expect to recognize $4.3 billion of our funded backlog at June 30, 2025 as revenues in the following twelve months. However, our U.S. federal government customers may cancel their contracts with us at any time through a termination for convenience or may elect to not exercise option periods under such contracts. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed. See “Risk Factors—Risk Relating to Our Business—We may not realize the full value of our backlog, which may result in lower than expected revenue” in the Company’s Form 10-K for the year ended December 31, 2024.

The increase in backlog in the Critical Infrastructure segment was primarily from ordinary course fluctuations in our business and an overall increase in awards. The decrease in Federal Solutions backlog was primarily related to a reduction in work on our confidential contract as a result of the recent Department of State reorganization issued May 29, 2025 and a delay in the timing of awards of a number of contracts being pursued.

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

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Federal Solutions	0.8	0.8	0.8	1.1
Critical Infrastructure	1.1	1.0	1.3	1.1
Overall	1.0	0.9	1.0	1.1

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

Acquired Operations

Chesapeake Technology International, Corp

On June 30, 2025, the Company acquired a 100% ownership interest in Chesapeake Technology International, Corp ("CTI"), a privately owned company, for $89.2 million from cash on hand. CTI brings extensive capabilities as an all-domain technology solutions provider, powered by cutting-edge products that enhance the warfighters’ ability to sense, evaluate and deliver effects within the invisible battlespaces. The financial results of CTI have been included in our consolidated results of operations from June 30, 2025 onward.

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

The table below presents the percentage of total revenue for each type of contract.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Fixed-price	33.6%	42.3%	35.3%	41.7%
Time-and-materials	23.5%	20.8%	22.9%	21.8%
Cost-plus	42.9%	36.9%	41.8%	36.5%

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

The significant change in the contract mix for the three and six months ended June 30, 2025 compared to the corresponding periods last year primarily relates to decreased business volume from a fixed price contract from a confidential contract in our Federal Solutions segment.

Our recognition of profit on long-term contracts requires the use of assumptions related to transaction price and total cost of completion. Estimates are continually evaluated as work progresses and are revised when necessary. When a change in estimated cost or transaction price is determined to have an impact on contract profit, we record a positive or negative adjustment to revenue.

Joint Ventures

We conduct a portion of our business through joint ventures or similar partnership arrangements. For the joint ventures we control, we consolidate all the revenues and expenses in our consolidated statements of income (including revenues and expenses attributable to noncontrolling interests). For the joint ventures we do not control, we recognize equity in (losses) earnings of unconsolidated joint ventures. Our revenues included amounts related to services we provided to our unconsolidated joint ventures for the three months ended June 30, 2025 and June 30, 2024 of $42.0 million and $50.5 million, respectively and $87.5 million and $97.3 million for the six ended June 30, 2025 and June 30, 2024, respectively.

Operating costs and expenses

Operating costs and expenses primarily include direct costs of contracts and selling, general and administrative expenses. Costs associated with compensation-related expenses for our people and facilities, which includes ESOP contribution expenses, are the most significant component of our operating expenses. Total ESOP contribution expense for the three months ended June 30, 2025 and June 30, 2024 was $17.6 million and $15.1 million, respectively, and $35.4 million and $30.1 million for the six months ended June 30, 2025 and June 30, 2024 , respectively and is recorded in “Direct cost of contracts” and “Selling, general and administrative expenses.”

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

Adjusted EBITDA

The following table sets forth Adjusted EBITDA, Net Income Margin, and Adjusted EBITDA Margin for the three and six months ended June 30, 2025 and June 30, 2024.

	Three Months Ended		Six Months Ended
(U.S. dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Adjusted EBITDA (1)	$149,131	$150,230	$297,907	$291,323
Net Income Margin (2)	4.4%	4.8%	4.9%	4.2%
Adjusted EBITDA Margin (3)	9.4%	9.0%	9.5%	9.1%

(1)
A reconciliation of net income attributable to Parsons Corporation to Adjusted EBITDA is set forth below (in thousands).
(2)
Net Income Margin is calculated as net income including noncontrolling interest divided by revenue in the applicable period
(3)
Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by revenue in the applicable period.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income attributable to Parsons Corporation	$55,230	$69,172	$121,433	$108,922
Interest expense, net	11,501	9,183	21,605	21,029
Income tax expense	18,690	22,415	37,667	35,739
Depreciation and amortization	28,592	24,440	55,995	48,971
Net income attributable to noncontrolling interests	15,259	11,547	30,843	26,790
Equity-based compensation	11,519	10,647	18,622	23,303
Convertible debt repurchase loss	-	-	-	18,355
Transaction-related costs (a)	5,135	2,302	8,836	5,188
Restructuring (b)	2,361	-	2,361	-
Other (c)	844	524	545	3,026
Adjusted EBITDA	$149,131	$150,230	$297,907	$291,323
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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests (in thousands):

The following table sets forth our results of operations for the three and six months ended June 30, 2025 and June 30, 2024 as a percentage of revenue.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues	100%	100%	100%	100%
Direct costs of contracts	78.0%	79.0%	77.6%	78.9%
Equity in (losses) earnings of unconsolidated joint ventures	0.0%	-1.0%	0.0%	-0.6%
Selling, general and administrative expenses	15.9%	13.4%	15.8%	13.9%
Operating income	6.0%	6.7%	6.5%	6.7%
Interest income	0.1%	0.2%	0.1%	0.2%
Interest expense	-0.8%	-0.8%	-0.8%	-0.8%
Convertible debt repurchase loss	0.0%	0.0%	0.0%	-0.6%
Other income, net	0.3%	0.1%	0.2%	-0.1%
Total other income (expense)	-0.4%	-0.5%	-0.5%	-1.3%
Income before income tax expense	5.6%	6.2%	6.1%	5.3%
Income tax expense	-1.2%	-1.3%	-1.2%	-1.1%
Net income including noncontrolling interests	4.4%	4.8%	4.9%	4.2%
Net income attributable to noncontrolling interests	-1.0%	-0.7%	-1.0%	-0.8%
Net income attributable to Parsons Corporation	3.5%	4.1%	3.9%	3.4%

Revenue

	Three Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2025	June 30, 2024	Dollar	Percent
Revenue	$1,584,323	$1,670,467	$(86,144)	-5.2%

Revenue decreased $86.1 million for the three months ended June 30, 2025 when compared to the corresponding period last year, due to a decrease in revenue in our Federal Solutions segment of $183.1 million, offset by an increase in revenue in our Critical Infrastructure Segment of $97.0 million. See “Segment Results” below for a further discussion of the changes in the Company's revenue.

	Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2025	June 30, 2024	Dollar	Percent
Revenue	$3,138,683	$3,206,143	$(67,460)	-2.1%

The decrease in revenue of $67.5 million for the six months ended June 30, 2025 when compared to the corresponding period last year, was due to a decrease in our Federal Solutions segment of $250.2 million offset by an increase in revenue in our Critical Infrastructure segment of $182.7 million, respectively.

Direct costs of contracts

	Three Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2025	June 30, 2024	Dollar	Percent
Direct costs of contracts	$1,235,970	$1,318,931	$(82,961)	-6.3%

Direct cost of contracts decreased $83.0 million for the three months ended June 30, 2025 when compared to the corresponding period last year, primarily due to a decrease of $146.3 million in our Federal Solutions segment offset by an increase of $63.4 million in our Critical Infrastructure segment. The decrease in direct costs of contracts in the Federal Solutions segment is primarily related to reduced volume from our confidential contract, See “Segment Results” below for a further discussion. The increase in direct costs of contracts in the Critical Infrastructure segment is primarily related to increased volume from new and existing contracts.

	Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2025	June 30, 2024	Dollar	Percent
Direct costs of contracts	$2,436,347	$2,529,758	$(93,411)	-3.7%

The decrease in direct cost of contracts $93.4 million for the six months ended June 30, 2025 when compared to the corresponding period last year, was primarily due to a decrease of $208.3 million in our Federal Solutions segment offset by an increase of $114.9 million in our Critical Infrastructure segment. The changes in direct cost of contracts for the six months ended June 30, 2025 compared to the corresponding period last year were primarily impacted by the factors noted above for both segments for the three months ended June 30, 2025.

Equity in losses of unconsolidated joint ventures

	Three Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2025	June 30, 2024	Dollar	Percent
Equity in losses of unconsolidated joint ventures	$(642)	$(16,837)	$16,195	96.2%

Equity in losses of unconsolidated joint ventures improved by $16.2 million for the three months ended June 30, 2025 compared to the corresponding period last year. The improvement in equity in losses of unconsolidated joint ventures was primarily driven by the Company winding down its participation in construction joint ventures.

	Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2025	June 30, 2024	Dollar	Percent
Equity in losses of unconsolidated joint ventures	$(1,329)	$(18,897)	$17,568	93.0%

Equity in losses of unconsolidated joint ventures improved by $17.6 million for the six months ended June 30, 2025 compared to the corresponding period last year. The improvement in equity in losses of unconsolidated joint ventures was primarily driven by the Company winding down its participation in construction joint ventures.

Selling, general and administrative expenses

	Three Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2025	June 30, 2024	Dollar	Percent
Selling, general and administrative expenses	$252,050	$223,277	$28,773	12.9%

As a percentage of revenue, our SG&A increased by 2.5% to 15.9% for the three months ended June 30, 2025 compared to 13.4% for the corresponding period last year. The increase in SG&A was primarily due to an increase in segment level SG&A, in particular from business acquisitions, increased investments in bid and proposal activity, critical hires in support of our strong pipeline, and large strategic pursuits aligned to the Trump administration’s priorities. Partially offsetting these increases in SG&A was a decrease in incentive compensation cost. Partially driving the increase in SG&A as a percent of revenue, was the decrease in business volume in the Federal Solutions segment discussed below.

	Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2025	June 30, 2024	Dollar	Percent
Selling, general and administrative expenses	$496,113	$444,222	$51,891	11.7%

As a percentage of revenue, SG&A increased by 2.0% to 15.8% for the six months ended June 30, 2025 compared to 13.9% for the corresponding period last year. The increase in SG&A was primarily due to the factors noted above for the three months ended June 30, 2025.

Total other income (expense)

	Three Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2025	June 30, 2024	Dollar	Percent
Interest income	$1,068	$3,825	$(2,757)	-72.1%
Interest expense	(12,569)	(13,008)	439	3.4%
Other income (expense), net	5,019	895	4,124	460.8%
Total other income (expense)	$(6,482)	$(8,288)	$1,806	21.8%

	Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2025	June 30, 2024	Dollar	Percent
Interest income	3,210	$4,976	$(1,766)	-35.5%
Interest expense	(24,815)	(26,005)	1,191	4.6%
Convertible debt repurchase loss	-	(18,355)	18,355	n/a
Other income (expense), net	6,654	(2,431)	9,085	373.7%
Total other income (expense)	$(14,951)	$(41,815)	$26,864	64.2%

Interest income is related to interest earned on investments in government money funds.

Interest expense for the three and six months ended June 30, 2024 is primarily due to debt related to our Convertible Senior Notes and Term Loan. Interest expense for the six months ended June 30, 2024 included a $3.2 million charge related to the March 2024 partial repurchase of the Company's Convertible Senior Notes due 2025 (discussed in more detail below).

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

The amounts in other income (expense), net are primarily related to transaction gains and losses on foreign currency transactions and sublease income. Other income (expense), net for the six months ended June 30, 2024 included a $1.8 million change in the estimated fair value of contingent consideration which was settled in the prior fiscal year.

Income tax (benefit) expense

	Three Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2025	June 30, 2024	Dollar	Percent
Income tax expense	$18,690	$22,415	$(3,725)	-16.6%

The Company’s effective tax rate was 21.0% and 21.7% and income tax expense was $18.7 million and $22.4 million for the three months ended June 30, 2025 and June 30, 2024, respectively. The decrease in tax expense for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was due primarily to the tax impact of a decrease in pre-tax income, a change in jurisdictional mix of earnings and an increase in untaxed income attributed to noncontrolling interests, partially offset by decreases in the foreign-derived intangible income (FDII) deduction and the windfall tax benefit from equity-based compensation deduction.

	Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2025	June 30, 2024	Dollar	Percent
Income tax expense	$37,667	$35,739	$1,928	5.4%

The Company’s effective income tax rate was 19.8% and 20.9% for the six months ended June 30, 2025 and June 30, 2024, respectively. Income tax expense was 37.7 million and $35.7 million for the six months ended June 30, 2025 and June 30, 2024, respectively. The increase in tax expense for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was due primarily to the tax impact of an increase in pre-tax income, decreases in the FDII deduction and windfall equity-based compensation deduction, partially offset by the change in jurisdictional mix of earnings and an increase in untaxed income attributed to noncontrolling interests.

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests:

	Three Months Ended		Six Months Ended
(U.S. dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$67,072	$102,781	$142,604	$195,322
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	66,193	35,612	124,380	68,575
Adjusted EBITDA attributable to noncontrolling interests	15,866	11,837	30,923	27,426
Total Adjusted EBITDA	$149,131	$150,230	$297,907	$291,323

Federal Solutions

	Three Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2025	June 30, 2024	Dollar	Percent
Revenue	$805,464	$988,603	$(183,139)	-18.5%
Adjusted EBITDA attributable to Parsons Corporation	$67,072	$102,781	$(35,709)	-34.7%

The decrease in Federal Solutions revenue for the three months ended June 30, 2025 compared to the corresponding period last year was primarily driven by our confidential contract operating at a reduced volume as a result of the recent Department of State reorganization issued May 29, 2025 (the confidential contract was terminated for convenience on July 16, 2025 with close out activity to commence at month end). This decrease was partially offset by growth on existing contracts and the ramp-up of new task orders.

The decrease in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the three months ended June 30, 2025 compared to the corresponding period last year was primarily due to the factors impacting revenue discussed above and an increase in SG&A including investments made in key personnel and bid and proposal activity on strategic pursuits.

	Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2025	June 30, 2024	Dollar	Percent
Revenue	$1,648,021	$1,898,211	$(250,190)	-13.2%
Adjusted EBITDA attributable to Parsons Corporation	$142,604	$195,322	$(52,718)	-27.0%

The decrease in Federal Solutions revenue for the six months ended June 30, 2024 compared to the corresponding period last year was primarily related to the factors impacting revenue discussed above for the three months ended June 30, 2025.

The decrease in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the six months ended June 30, 2024 compared to the corresponding period last year was primarily due to the factors discussed above for Adjusted EBITDA attributable to Parsons Corporation for the three months ended June 30, 2025.

Critical Infrastructure

	Three Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2025	June 30, 2024	Dollar	Percent
Revenue	$778,859	$681,864	$96,995	14.2%
Adjusted EBITDA attributable to Parsons Corporation	$66,193	$35,612	$30,581	85.9%

The increase in Critical Infrastructure revenue for the three months ended June 30, 2025 compared to the corresponding periods last year was primarily related to organic growth of 8% and $41.8 million from business acquisitions. Organic growth was primarily due to an increase in business volume from existing contracts and ramping up of recent awards.

The increase in Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation for the three months ended June 30, 2025 compared to the corresponding period last year was primarily due to the revenue impacts discussed above, recent business acquisitions, and improvement in equity in losses from unconsolidated joint ventures. These increases in Adjusted EBITDA, were partially offset by an increase in SG&A.

	Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2025	June 30, 2024	Dollar	Percent
Revenue	$1,490,662	$1,307,932	$182,730	14.0%
Adjusted EBITDA attributable to Parsons Corporation	$124,380	$68,575	$55,805	81.4%

The increase in Critical Infrastructure revenue for the six months ended June 30, 2024 compared to the corresponding period last year was primarily related to organic growth of 8% and $74.8 million from business acquisitions.

The increase in Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation for the six months ended June 30, 2024 compared to the corresponding period last year was primarily due to the factors discussed above for
Adjusted EBITDA for the three months ended June 30, 2025.

Liquidity and Capital Resources

We currently finance our operations and capital expenditures through a combination of internally generated cash from operations, our Convertible Senior Notes, Term Loan and periodic borrowings under our Revolving Credit Facility.

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

As of June 30, 2025, we believe we have adequate liquidity and capital resources to fund our operations, support our debt service and our ongoing acquisition strategy for at least the next twelve months based on the liquidity from cash provided by our operating activities, cash and cash equivalents on-hand and our borrowing capacity under our Revolving Credit Facility. Management continually monitors debt maturities to strategically execute optimal terms and ensure appropriate levels of working capital liquidity are maintained for the company.

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

Accounts receivable is the principal component of our working capital and includes billed and unbilled amounts. The total amount of our accounts receivable can vary significantly over time but is generally sensitive to revenue levels. We experience delays in collections from time to time from Middle East customers. Net days sales outstanding, which we refer to as Net DSO, is calculated by dividing (i) (accounts receivable plus contract assets) less (contract liabilities plus accounts payable) by (ii) average revenue per day (calculated by dividing trailing twelve months revenue by the number of days in that period). We focus on collecting outstanding receivables to reduce Net DSO and working capital. Net DSO was 60 days at June 30, 2025 unchanged from June 30, 2024. Our working capital (current assets less current liabilities) was $986.1 million at June 30, 2025 and $546.8 million at December 31, 2024.

Our cash and cash equivalents decreased by $42.2 million to $411.3 million at June 30, 2025 from $453.5 million at December 31, 2024.

The following table summarizes our sources and uses of cash over the periods presented (in thousands):

	Six Months Ended
	June 30, 2025	June 30, 2024
Net cash provided by operating activities	$148,014	$97,807
Net cash used in investing activities	(164,308)	(88,715)
Net cash (used in) provided by financing activities	(29,193)	247,065
Effect of exchange rate changes	3,266	(638)
Net (decrease) increase in cash and cash equivalents	$(42,221)	$255,519

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

Net cash provided by operating activities increased $50.2 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The primary driver of the increase in cash flows provided by operating activities was a $61.1 million increase in cash inflows from our working capital accounts (primarily from accounts receivable, and accounts payable offset by accrued expenses and other current liabilities and contract assets) and an increase in other long-term liabilities of $6.6 million offset in part by a $17.5 million decrease in net income after adjusting for non-cash items.

Investing Activities

Net cash used in investing activities consists primarily of cash flows associated with capital expenditures, joint ventures and business acquisitions.

Net cash used in investing activities increased $75.6 million for the six months ended June 30, 2025, when compared to the six months ended June 30, 2024. This change was primarily driven by a $117.8 million increase in payments for acquisitions, net of cash acquired offset by a $34.5 million decrease in investments in unconsolidated joint ventures and a $11.9 million increase in return on investments in unconsolidated joint ventures.

Financing Activities

Net cash (used in) provided by financing activities is primarily associated with proceeds from debt, the repayment thereof, and distributions to noncontrolling interests.

Net cash used in financing activities increased $276.3 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The change in cash flows (used in) provided by financing activities is primarily driven by net cash inflows from our convertible bond transactions for the six months ended June 30, 2024 of $316.2 million. See “Note 10 – Debt and Credit Facilities,” for a further discussion of these transactions. Also impacting net cash (used in) provided by financing activities were $30.0 million of repurchase of common stock and a $29.8 million change in distributions to noncontrolling interest offset in part by net, proceeds from the term loan of $100 million.

In June 2025, the Company terminated its $350 million Delayed Draw Term Loan due 2025 and its $650 million Revolving Credit Facility due 2026 and replaced these credit facilities with a $450 million Term Loan due 2028 and a $750 million Revolving Credit Facility due 2030. See “Note 10 – Debt and Credit Facilities and the Company's Form 8-K filed June 5, 2025 for a further discussion of these credit facilities. Proceeds from the Term Loan were used to payoff the outstanding balance of the Delayed Draw Term Loan.

Letters of Credit

We have in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated to $353.8 million as of June 30, 2025. Letters of credit outstanding under the Credit Agreement total $41.8 million as of June 30, 2025.

Recent Accounting Pronouncements

See the information set forth in “Note 3—New Accounting Pronouncements” in the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of June 30, 2025, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate risks related to the Company’s Revolving Credit Facility and Term Loan.

As of June 30, 2025, there were no amounts outstanding under the Revolving Credit Facility. Borrowings under the Credit Facility effective June 2025 bear interest at either the Term SOFR rate plus a margin between 1.0% and 1.625% or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%. The rates on June 30, 2025 and December 31, 2024 were 5.7% and 5.7% (prior facility), respectively.

As of June 30, 2025, there was $450.0 million outstanding under the Term Loan. Borrowings under the Term Loan Agreement effective June 2025 will bear interest at either an adjusted Term SOFR benchmark rate plus a margin between 0.875% and 1.500% or a base rate plus a margin of between 0% and 0.500% and will initially bear interest at the middle of this range. The interest rate at June 30, 2025 and December 31, 2024 were 5.6% and 5.6% (prior facility), respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures

Our management carried out, as of June 30, 2025, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2025, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2025, the Company has spent $119.7 million repurchasing 2,356,246 shares of Common Stock at an average price of $50.80 per share.

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

The following table presents the Company's repurchases of equity securities for the three months ended June 30, 2025.

Period	(a) Total number of shares (or units purchased)	(b) Average price paid per share (or unit) (1)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans programs
April 1 to 30, 2025	-	$-	-	$225,005,478
May 1 to 31, 2025	-	$-	-	225,005,478
June 1 to 30, 2025	218,785	$68.56	218,785	210,005,603
Total	218,785	$68.56	218,785	$210,005,603

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

Executive Compensation

As anticipated in the 8-K filed by Parsons Corporation on June 2, 2025, Parsons received notice of the termination for convenience of the material confidential contract with the Department of State on July 16, 2025. At the time of establishing the 2025 employee incentive plan, this termination was unforeseeable, and it was not within the control of the company nor its employees, having followed soon after the exercise of the contract option. Accordingly, the Parsons Board of Directors unanimously agreed that it is appropriate to modify certain 2025 short-term and long-term incentives for Parsons’ employees. Should the termination be revoked or the contract otherwise extended, any related financial benefit would be excluded from the incentive performance metrics.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parsons Corporation

Date: August 6, 2025	By:	/s/ Matthew M. Ofilos
Matthew M. Ofilos
Chief Financial Officer
(Principal Financial Officer)