Form 10-Q
period 2025-09-30
PARSONS CORP
filed 2025-11-05
CIK 275880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 20, 2025, the registrant had 106,488,582 shares of common stock, $1.00 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents (including $91,469 and $202,121 Cash of consolidated joint ventures)	$422,554	$453,548
Accounts receivable, net (including $397,196 and $294,700 Accounts receivable of consolidated joint ventures)	1,223,904	1,100,396
Contract assets (including $9,197 and $7,906 Contract assets of consolidated joint ventures)	822,487	741,504
Prepaid expenses and other current assets (including $17,208 and $14,723 Prepaid expenses and other current assets of consolidated joint ventures)	180,100	166,952
Total current assets	2,649,045	2,462,400

Property and Equipment, net (including $2,800 and $2,971 Property and equipment of consolidated joint ventures)	125,867	111,575
Right of use assets, operating leases (including $4,208 and $5,726 Right of use assets, operating leases of consolidated joint ventures)	133,535	153,048
Goodwill	2,163,469	2,082,680
Investments in and advances to unconsolidated joint ventures	156,421	138,759
Intangible assets, net	339,426	349,937
Deferred tax assets	106,921	133,450
Other noncurrent assets	62,033	56,113
Total assets	$5,736,717	$5,487,962

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable (including $36,515 and $28,214 Accounts payable of consolidated joint ventures)	$271,415	$207,589
Accrued expenses and other current liabilities (including $213,246 and $198,797 Accrued expenses and other current liabilities of consolidated joint ventures)	912,138	894,425
Contract liabilities (including $57,327 and $66,144 Contract liabilities of consolidated joint ventures)	343,509	289,799
Short-term lease liabilities, operating leases (including $2,516 and $3,522 Short-term lease liabilities, operating leases of consolidated joint ventures)	49,514	52,725
Income taxes payable	11,375	7,701
Short Term Debt	-	463,405
Total current liabilities	1,587,951	1,915,644

Long-term employee incentives	29,838	31,818
Long-term debt	1,236,700	784,096
Long-term lease liabilities, operating leases (including $1,689 and $2,203 Long-term lease liabilities, operating leases of consolidated joint ventures)	97,673	114,386
Deferred tax liabilities	17,665	11,043
Other long-term liabilities	102,250	96,486
Total liabilities	$3,072,077	$2,953,473
Contingencies (Note 12)
Shareholders' equity:
Common stock, $1 par value; authorized 1,000,000,000 shares; 146,368,908 and 146,656,225 shares issued; 55,535,089 and 52,657,447 public shares outstanding; 50,952,945 and 54,117,904 ESOP shares outstanding	$146,369	$146,655
Treasury stock, 39,880,875 shares at cost	(815,282)	(815,282)
Additional paid-in capital	2,645,230	2,684,829
Retained earnings	605,795	426,781
Accumulated other comprehensive loss	(24,282)	(26,594)
Total Parsons Corporation shareholders' equity	2,557,830	2,416,389
Noncontrolling interests	106,810	118,100
Total shareholders' equity	2,664,640	2,534,489
Total liabilities and shareholders' equity	$5,736,717	$5,487,962

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share information)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue	$1,621,748	$1,810,116	$4,760,431	$5,016,259
Direct cost of contracts	1,261,893	1,449,831	3,698,240	3,979,589
Equity in earnings (losses) of unconsolidated joint ventures	8,266	872	6,937	(18,025)
Selling, general and administrative expenses	260,166	246,169	756,279	690,391
Operating income	107,955	114,988	312,849	328,254
Interest income	1,839	4,232	5,049	9,209
Interest expense	(13,535)	(13,034)	(38,350)	(39,040)
Convertible debt repurchase loss	-	-	-	(18,355)
Other income (expense), net	1,570	1,921	8,224	(510)
Total other income (expense)	(10,126)	(6,881)	(25,077)	(48,696)
Income before income tax expense	97,829	108,107	287,772	279,558
Income tax expense	(16,035)	(22,518)	(53,702)	(58,257)
Net income including noncontrolling interests	81,794	85,589	234,070	221,301
Net income attributable to noncontrolling interests	(17,671)	(13,638)	(48,514)	(40,428)
Net income attributable to Parsons Corporation	$64,123	$71,951	$185,556	$180,873
Earnings per share:
Basic	$0.60	$0.68	$1.74	$1.70
Diluted	$0.59	$0.65	$1.69	$1.64

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income including noncontrolling interests	$81,794	$85,589	$234,070	$221,301
Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	(4,946)	2,977	3,522	(1,195)
Pension adjustments, net of tax	(1,275)	23	(1,206)	(24)
Comprehensive income including noncontrolling interests, net of tax	75,573	88,589	236,386	220,082
Comprehensive income attributable to noncontrolling interests, net of tax	(17,671)	(13,641)	(48,514)	(40,443)
Comprehensive income attributable to Parsons Corporation, net of tax	$57,902	$74,948	$187,872	$179,639

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net income including noncontrolling interests	$234,070	$221,301
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	85,844	73,513
Amortization of debt issue costs	3,834	6,563
Loss (gain) on disposal of property and equipment	187	573
Convertible debt repurchase loss	-	18,355
Deferred taxes	27,841	(1,015)
Foreign currency transaction gains and losses	(5,327)	898
Equity in losses of unconsolidated joint ventures	(6,937)	18,025
Return on investments in unconsolidated joint ventures	26,562	31,770
Stock-based compensation	32,726	39,960
Contributions of treasury stock	54,023	43,372
Changes in assets and liabilities, net of acquisitions and consolidated joint ventures:
Accounts receivable	(90,740)	(116,468)
Contract assets	(70,659)	(29,597)
Prepaid expenses and other assets	(17,249)	32,884
Accounts payable	45,365	56,665
Accrued expenses and other current liabilities	(47,559)	25,654
Contract liabilities	39,497	343
Income taxes	3,713	(3,354)
Other long-term liabilities	(4,327)	(22,602)
Net cash provided by operating activities	310,864	396,840
Cash flows from investing activities:
Capital expenditures	(36,030)	(30,446)
Proceeds from sale of property and equipment	35	128
Payments for acquisitions, net of cash acquired	(118,294)	(198,875)
Investments in unconsolidated joint ventures	(62,383)	(115,446)
Return of investments in unconsolidated joint ventures	28,358	25
Net cash used in investing activities	(188,314)	(344,614)
Cash flows from financing activities:
Proceeds from borrowings under credit agreement	243,700	153,200
Repayments of borrowings under credit agreement	(243,700)	(153,200)
Proceeds from issuance of convertible notes due 2029	-	800,000
Repurchases of convertible notes due 2025	(113,405)	(495,590)
Proceeds from term loan	450,000	-
Repayment of delayed draw term loan	(350,000)	-
Payments for debt issuance costs	(2,571)	(19,185)
Contributions by noncontrolling interests	1,503	1,038
Distributions to noncontrolling interests	(62,827)	(29,006)
Repurchases of common stock	(64,994)	(10,000)
Taxes paid on vested stock	(18,958)	(19,228)
Capped call transactions	-	(88,400)
Bond hedge termination	-	195,549
Redemption of warrants	-	(104,952)
Proceeds from issuance of common stock	4,796	3,740
Net cash (used in) provided by financing activities	(156,456)	233,966
Effect of exchange rate changes	2,912	(312)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(30,994)	285,880
Cash, cash equivalents and restricted cash:
Beginning of year	453,548	272,943
End of period	$422,554	$558,823

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended September 30, 2025 and September 30, 2024

(In thousands)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Parsons Equity	Noncontrolling Interests	Total
Balance at June 30, 2025	$146,676	$(815,282)	$2,660,579	$541,965	$(18,067)	$2,515,871	$105,740	$2,621,611
Net income	-	-	-	64,123	-	64,123	17,671	81,794
Foreign currency translation loss, net	-	-	-	-	(4,940)	(4,940)	(6)	(4,946)
Pension adjustments, net	-	-	-	-	(1,275)	(1,275)	-	(1,275)
Contributions	-	-	-	-	-	-	1,176	1,176
Distributions	-	-	-	-	-	-	(17,771)	(17,771)
Issuance of equity securities, net of retirement	16	-	(472)	(293)	-	(749)	-	(749)
Repurchases of common stock	(323)	-	(24,677)	-	-	(25,000)	-	(25,000)
Stock based compensation	-	-	9,800	-	-	9,800	-	9,800
Balance at September 30, 2025	$146,369	$(815,282)	$2,645,230	$605,795	$(24,282)	$2,557,830	$106,810	$2,664,640

Balance at June 30, 2024	$146,697	$(827,311)	$2,615,623	$302,640	$(19,139)	$2,218,510	$101,134	$2,319,644
Net income	-	-	-	71,951	-	71,951	13,638	85,589
Foreign currency translation gain, net	-	-	-	-	2,974	2,974	3	2,977
Pension adjustments, net	-	-	-	-	23	23	-	23
Contributions	-	-	-	-	-	-	961	961
Distributions	-	-	-	-	-	-	(13,757)	(13,757)
Issuance of equity securities, net of retirements	6	-	(145)	(152)	-	(291)		(291)
Stock based compensation	-	-	19,285	-	-	19,285	-	19,285
Balance at September 30, 2024	$146,703	$(827,311)	$2,634,763	$374,439	$(16,142)	$2,312,452	$101,979	$2,414,431

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2025 and September 30, 2024

(In thousands)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Parsons Equity	Noncontrolling Interests	Total
Balance at December 31, 2024	$146,655	$(815,282)	$2,684,829	$426,781	$(26,594)	$2,416,389	$118,100	$2,534,489
Net income	-	-	-	185,556	-	185,556	48,514	234,070
Foreign currency translation gain, net	-	-	-	-	3,518	3,518	4	3,522
Pension adjustments, net	-	-	-	-	(1,206)	(1,206)	-	(1,206)
Contributions	-	-	-	-	-	-	3,017	3,017
Distributions	-	-	-	-	-	-	(62,825)	(62,825)
Issuance of equity securities, net of retirement	680	-	(8,297)	(6,542)	-	(14,159)	-	(14,159)
Repurchases of common stock	(966)	-	(64,028)	-	-	(64,994)	-	(64,994)
Stock based compensation	-	-	32,726	-	-	32,726	-	32,726
Balance at September 30, 2025	$146,369	$(815,282)	$2,645,230	$605,795	$(24,282)	$2,557,830	$106,810	$2,664,640

Balance at December 31, 2023	$146,341	$(827,311)	$2,779,365	$203,724	$(14,908)	$2,287,211	$89,504	$2,376,715
Net income	-	-	-	180,873	-	180,873	40,428	221,301
Foreign currency translation loss, net	-	-	-	-	(1,210)	(1,210)	15	(1,195)
Pension adjustments, net	-	-	-	-	(24)	(24)	-	(24)
Contributions	-	-	-	-	-	-	1,038	1,038
Distributions	-	-	-	-	-	-	(29,006)	(29,006)
Capped call transactions	-	-	(66,121)	-	-	(66,121)	-	(66,121)
Repurchase of warrants	-	-	(104,952)	-	-	(104,952)	-	(104,952)
Bond hedge termination	-	-	149,308	-	-	149,308	-	149,308
Convertible debt inducement	-	-	(147,105)	-	-	(147,105)	-	(147,105)
Issuance of equity securities, net of retirement	493	-	(5,823)	(10,158)	-	(15,488)	-	(15,488)
Repurchases of common stock	(131)	-	(9,869)	-	-	(10,000)	-	(10,000)
Stock based compensation	-	-	39,960	-	-	39,960	-	39,960
Balance at September 30, 2024	$146,703	$(827,311)	$2,634,763	$374,439	$(16,142)	$2,312,452	$101,979	$2,414,431

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

For the nine months ended September 30, 2024, the Company reversed the loss on extinguishment of debt for the partial repurchase of the Convertible Senior Notes due 2025 and recorded the repurchase transaction as an induced conversion. This change from extinguishment to inducement accounting resulted in the Company (i.) reversing the $211.0 million loss and the related $49.9 million tax benefit on extinguishment of debt, recorded in Q1 2024, (ii.) recording a $18.4 million convertible debt repurchase loss, (iii.) the difference between the extinguishment loss and inducement expense of $192.6 million recorded to equity, and (iv.) the related tax benefit of $45.6 million recorded to equity. See "Note 10— Debt and Credit Facilities" for a further discussion of the first quarter 2024 extinguishment accounting and subsequent change to inducement accounting. Also see "Note 20—Quarterly Information" for the quarterly financial statement impacts related to this accounting change.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to improve the transparency of income tax disclosures. ASU 2023-09 requires a public business entity (“PBE”) to disclose, on an annual basis, specific categories in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose its income taxes paid, net of refunds received, disaggregated by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. For public business entities, the new standard is effective for annual periods beginning after December 15, 2024. The Company plans to adopt ASU 2023-09 using the prospective approach in its fourth quarter of 2025 for the period ending December 31, 2025, and the adoption will impact only our disclosures with no material impact on the Company’s consolidated financial statements.

4.
Acquisitions

Chesapeake Technology International, Corp

On June 30, 2025, the Company acquired a 100% ownership interest in Chesapeake Technology International, Corp ("CTI"), a privately owned company, for $91.5 million from cash on hand. CTI brings extensive capabilities as an all-domain technology solutions provider, powered by cutting-edge products that enhance the warfighters’ ability to sense, evaluate and deliver effects within the invisible battlespaces. CTI enhances our mission-ready solutions for the Department of Defense. In connection with this acquisition, the Company recognized $2.2 million of acquisition-related expenses in “Selling, general and administrative expense” in the consolidated statements of income for the nine months ended September 30, 2025, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition.

The following table summarizes the acquisition date fair value of the purchase consideration transferred (in thousands):

Amount
Cash and cash equivalents	$4,769
Accounts receivable	28,145
Contract assets	4,256
Inventory	169
Right of use assets, operating leases	2,310
Prepaid expenses and other current assets	762
Property and Equipment	1,029
Goodwill	57,998
Intangible assets	34,820
Other noncurrent assets	3,173
Accounts payable	(17,818)
Short-term lease liabilities, operating leases	(143)
Accrued expenses and other current liabilities	(7,265)
Contract liabilities	(8,079)
Deferred income taxes	(6,300)
Long-term lease liabilities, operating leases	(2,167)
Other long-term liabilities	(4,125)
Net assets acquired	$91,534

Of the total purchase price, the following values were preliminarily assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships	$20,690	15
Backlog	8,010	5
Developed technologies	3,000	3
Non-compete agreements	2,460	3
Trade name	$660	1

Amortization expense of $1.4 million related to these intangible assets was recorded for the three and nine months ended September 30, 2025. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. $8.5 million of goodwill is deductible for tax purposes.

The amount of revenue generated by CTI and included within consolidated revenue is $19.2 million for the three and nine months ended September 30, 2025. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

The Company is still in the process of finalizing its valuation of the assets and liabilities acquired.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the CTI acquisition had been consummated as of the beginning of fiscal year 2024 (in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Pro forma Revenue	$1,621,748	$1,828,838	$4,815,991	$5,065,144
Pro forma Net Income including noncontrolling interests	82,693	83,368	236,520	211,653

The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflects the pro forma impact of additional amortization related to the fair value of acquired intangible assets, and the pro forma impact of reflecting acquisition costs, which consisted of legal, advisory and due diligence fees and expenses which are reflected in the earliest period presented. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been consummated during the periods for which pro forma information is presented.

TRS Group, Inc.

On January 31, 2025, the Company acquired a 100% ownership interest in TRS Group, Inc. ("TRS") a privately owned company, for $36.6 million from cash on hand (of which $3.8 million will be paid in July 2026). TRS is an environmental solutions firm that specializes in remediation technology. In connection with this acquisition, the Company recognized $0.5 million of acquisition-related expenses in “Selling, general and administrative expense” in the consolidated statements of income for nine months ended September 30, 2025, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition.

The following table summarizes the acquisition date fair value of the purchase consideration transferred (in thousands):

Amount
Cash and cash equivalents	$2,054
Accounts receivable	3,390
Contract assets	2,277
Income taxes receivable	354
Prepaid expenses and other current assets	2,414
Property and Equipment	5,832
Goodwill	22,972
Intangible assets	6,100
Accounts payable	(1,095)
Accrued expenses and other current liabilities	(3,270)
Contract liabilities	(4,222)
Short-term lease liabilities, operating leases	(116)
Long-term lease liabilities, operating leases	(124)
Net assets acquired	$36,566

Of the total purchase price, the following values were preliminarily assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Backlog	$1,900	3
Developed technologies	3,900	5
Trade name	$300	1

Amortization expense of $0.4 million and $1.1 million related to these intangible assets was recorded for the three and nine months ended September 30, 2025, respectively. The entire value of goodwill was assigned to the Critical Infrastructure reporting unit and represents synergies expected to be realized from this business combination. The entire value of goodwill is deductible for tax purposes.

The amount of revenue generated by TRS and included within consolidated revenue is $7.6 million and $19.0 million for the three and nine months ended September 30, 2025, respectively. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

The Company is still in the process of finalizing its valuation of the assets and liabilities acquired.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the TRS acquisition had been consummated as of the beginning of fiscal year 2024 (in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Pro forma Revenue	$1,621,748	$1,817,499	$4,762,454	$5,037,031
Pro forma Net Income including noncontrolling interests	82,057	85,410	234,856	220,098

The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflects the pro forma impact of additional amortization related to the fair value of acquired intangible assets, and the pro forma impact of reflecting acquisition costs, which consisted of legal, advisory and due diligence fees and expenses which are reflected in the earliest period presented. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been consummated during the periods for which pro forma information is presented.

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

Amortization expense of $2.2 million and $6.6 million related to these intangible assets was recorded for the three and nine months ended September 30, 2025, respectively. The entire value of goodwill was assigned to the Critical Infrastructure reporting unit and represents synergies expected to be realized from this business combination. $45.8 million of goodwill is deductible for tax purposes.

The amount of revenue generated by BCC and included within consolidated revenue is $32.5 million and $95.9 million for the three and nine months ended September 30, 2025, respectively. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the BCC acquisition had been consummated as of the beginning of fiscal year 2023 (in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Pro forma Revenue	$1,621,748	$1,836,915	$4,760,431	$5,093,599
Pro forma Net Income including noncontrolling interests	82,775	83,518	237,013	213,256

The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflects the pro forma impact of additional amortization related to the fair value of acquired intangible assets, and the pro forma impact of reflecting acquisition costs, which consisted of legal, advisory and due diligence fees and expenses which are reflected in the earliest period presented. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been consummated during the periods for which pro forma information is presented.

BlackSignal Technologies, LLC.

On August 16, 2024, the Company acquired a 100% ownership interest in BlackSignal Technologies, LLC, ("BlackSignal") a privately-owned company, for $203.7 million from cash on hand. Headquartered in Chantilly, Virginia, BlackSignal is a next-generation digital signal processing, electronic warfare, and cyber security provider built to counter near peer threats. Parsons believes that the acquisition will expand Parsons' customer base across the Department of Defense and Intelligence Community and significantly strengthen Parsons' positioning within cyber warfare, while adding new capabilities in the counterspace radio frequency domain. In connection with this acquisition, the Company recognized $2.5 million of acquisition-related expenses in “Selling, general and administrative expense” in the consolidated statements of income for the three and nine months ended September 30, 2024, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition.

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

Amortization expense of $3.2 million and $9.7 million related to these intangible assets was recorded for the three and nine months ended September 30, 2025, respectively and $2.1 million for the three and nine months ended September 30, 2024. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. $17.1 million of goodwill is deductible for tax purposes.

The amount of revenue generated by BlackSignal and included within consolidated revenue is $6.7 million for the three and nine months September 30, 2024. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the BlackSignal acquisition had been consummated as of the beginning of fiscal year 2023 (in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Pro forma Revenue	$1,621,748	$1,816,364	$4,760,431	$5,048,235
Pro forma Net Income including noncontrolling interests	82,324	86,364	236,142	214,787

The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflects the pro forma impact of additional amortization related to the fair value of acquired intangible assets, and the pro forma impact of reflecting acquisition costs, which consisted of legal, advisory and due diligence fees and expenses which are reflected in the earliest period presented. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been consummated during the periods for which pro forma information is presented.

5.
Contracts with Customers

Disaggregation of Revenue

The Company’s contracts contain both fixed-price and cost reimbursable components. Contract types are based on the component that represents the majority of the contract. The following table presents revenue disaggregated by contract type (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Fixed-Price	$535,901	$790,820	$1,642,609	$2,129,274
Time-and-Materials	394,076	354,114	1,114,111	1,052,040
Cost-Plus	691,771	665,182	2,003,711	1,834,945
Total	$1,621,748	$1,810,116	$4,760,431	$5,016,259

See “Note 18 – Segments Information” for the Company’s revenues by business lines.

Contract Assets and Contract Liabilities

Contract assets and contract liabilities balances at September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025	December 31, 2024	$ change	% change
Contract assets	$822,487	$741,504	$80,983	10.9%
Contract liabilities	343,509	289,799	53,710	18.5%
Net contract assets (liabilities) (1)	$478,978	$451,705	$27,273	6.0%

(1)
Total contract retentions included in net contract assets (liabilities) were $109.3 million as of September 30, 2025, of which $54.1 million are not expected to be paid in the next 12 months. Total contract retentions included in net contract assets (liabilities) were $89.8 million as of December 31, 2024. Contract assets at September 30, 2025 and December 31, 2024 include $58.6 million and $70.7 million, respectively, related to net claim recoveries. For the three and nine months ended September 30, 2025 and September 30, 2024, there were no material losses recognized related to the collectability of claims, unapproved change orders, and requests for equitable adjustment.

During the three months ended September 30, 2025 and September 30, 2024, the Company recognized revenue of $12.9 million and $10.7 million, respectively, and $178.1 million and $179.9 million during the nine months ended September 30, 2025 and September 30, 2024, respectively that was included in the corresponding contract liability balances at December 31, 2024 and December 31, 2023, respectively.

There was no significant impairment of contract assets recognized during the three and nine months ended September 30, 2025 and September 30, 2024.

Certain changes in contract assets and contract liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Acquired contract assets	$6,533	$19,858
Acquired contract liabilities	12,301	4,446

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

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue impact, net	$1,286	$(21,626)	$(977)	$(35,129)
Operating income (loss)	1,286	(23,520)	(977)	(37,023)
Net income (loss)	$974	$(17,569)	$(740)	$(27,656)

Accounts Receivable, net

Accounts receivable, net consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	2025	2024
Billed	$724,743	$712,046
Unbilled	503,047	392,236
Total accounts receivable, gross	1,227,790	1,104,282
Allowance for doubtful accounts	(3,886)	(3,886)
Total accounts receivable, net	$1,223,904	$1,100,396

Billed accounts receivable represents amounts billed to clients that have not been collected. Unbilled accounts receivable represents amounts where the Company has a present contractual right to bill but an invoice has not been issued to the customer at the period-end date. Receivables from contracts with the U.S. federal government and its agencies were 16% and 23% as of September 30, 2025 and December 31, 2024, respectively.

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

Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations (“RUPO”) as of September 30, 2025 represent a measure of the total dollar value of work to be performed on contracts awarded and in-progress. The Company had $7.0 billion in RUPO as of September 30, 2025.

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

The Company expects to satisfy its RUPO as of September 30, 2025 over the following periods (in thousands):

Period RUPO Will Be Satisfied	Within One Year	Within One to Two Years	Thereafter
Federal Solutions	$1,812,846	$451,123	$159,490
Critical Infrastructure	2,241,022	1,364,224	1,019,598
Total	$4,053,868	$1,815,347	$1,179,088

6.
Leases

The Company has operating and finance leases for corporate and project office spaces, vehicles, heavy machinery and office equipment. Our leases have remaining lease terms of one year to eleven years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases after the third year.

The components of lease costs for the three and nine months ended September 30, 2025 and September 30, 2024 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating lease cost	$16,971	$16,022	$50,235	$49,584
Short-term lease cost	3,642	4,480	10,309	11,912
Amortization of right-of-use assets	1,136	923	3,413	2,535
Interest on lease liabilities	135	115	396	313
Sublease income	(974)	(1,008)	(2,796)	(3,246)
Total lease cost	$20,910	$20,532	$61,557	$61,098

Supplemental cash flow information related to leases for the nine months ended September 30, 2025 and September 30, 2024 is as follows (in thousands):

	Nine Months Ended
	September 30, 2025	September 30, 2024
Operating cash flows for operating leases	$49,892	$51,013
Operating cash flows for finance leases	396	313
Financing cash flows from finance leases	3,311	2,419
Right-of-use assets obtained in exchange for new operating lease liabilities	18,942	15,633
Right-of-use assets obtained in exchange for new finance lease liabilities	$2,164	$4,003

Supplemental balance sheet and other information related to leases as of September 30, 2025 and December 31, 2024 are as follows (in thousands):

	September 30, 2025	December 31, 2024
Operating Leases:
Right-of-use assets	$133,535	$153,048
Lease liabilities:
Current	49,514	52,725
Long-term	97,673	114,386
Total operating lease liabilities	$147,187	$167,111
Finance Leases:
Other noncurrent assets	$9,519	$9,864
Accrued expenses and other current liabilities	$4,072	$3,645
Other long-term liabilities	$5,792	$6,441

Weighted Average Remaining Lease Term:
Operating leases	3.7 Years	3.9 Years
Finance leases	2.7 Years	2.8 Years
Weighted Average Discount Rate:
Operating leases	4.6%	4.5%
Finance leases	5.0%	5.0%

As of September 30, 2025, the Company has no operating leases that have not yet commenced.

A maturity analysis of the future undiscounted cash flows associated with the Company’s operating and finance lease liabilities as of September 30, 2025 is as follows (in thousands):

	Operating Leases	Finance Leases
2025 (remaining)	$15,831	$1,178
2026	48,882	4,383
2027	34,576	3,131
2028	28,496	1,791
2029	21,053	393
Thereafter	11,421	48
Total lease payments	160,259	10,924
Less: imputed interest	(13,072)	(1,060)
Total present value of lease liabilities	$147,187	$9,864

7.
Goodwill

The following table summarizes the changes in the carrying value of goodwill by reporting segment from December 31, 2024 to September 30, 2025 (in thousands):

	December 31, 2024	Acquisitions	Foreign Exchange	September 30, 2025
Federal Solutions	$1,806,564	$55,183	$-	$1,861,747
Critical Infrastructure	276,116	24,012	1,594	301,722
Total	$2,082,680	$79,195	$1,594	$2,163,469

The Company performed a qualitative triggering analysis and determined there was no triggering event indicating a potential impairment to the carrying value of its goodwill at September 30, 2025 and concluded there has not been an impairment.

8.
Intangible Assets

The gross amount and accumulated amortization of intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets are as follows (in thousands except for years):

	September 30, 2025			December 31, 2024			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (in years)
Backlog	$152,009	$(74,849)	$77,160	$142,100	$(51,322)	$90,778	4.5
Customer relationships	393,620	(159,398)	234,222	372,930	(139,568)	233,362	11.7
Developed technology	30,100	(11,881)	18,219	23,200	(7,458)	15,742	4.4
Trade name	2,460	(1,798)	662	1,500	(367)	1,133	1.0
Non-compete agreements	10,760	(3,421)	7,339	8,300	(1,203)	7,097	3.0
In process research and development	1,800	-	1,800	1,800	-	1,800	n/a
Other intangibles	24	-	24	25	-	25	n/a
Total intangible assets	$590,773	$(251,347)	$339,426	$549,855	$(199,918)	$349,937

The aggregate amortization expense of intangible assets for the three months ended September 30, 2025 and September 30, 2024 was $18.0 million and $13.3 million, respectively and for the nine months ended September 30, 2025 and September 30, 2024 was $51.4 million and $40.8 million, respectively.

Estimated amortization expense for the remainder of the current fiscal year and in each of the next four years and beyond is as follows (in thousands):

September 30, 2025
2025	$17,743
2026	63,882
2027	56,973
2028	41,596
2029	26,421
Thereafter	131,011
Total	$337,626

9.
Property and Equipment, Net

Property and equipment consisted of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024	Useful life (years)
Buildings and leasehold improvements	$111,399	$103,945	1-15
Furniture and equipment	88,677	84,720	3-10
Computer systems and equipment	182,269	172,437	3-10
Construction equipment	17,021	6,463	5-7
Construction in progress	32,295	30,342
	431,662	397,907
Accumulated depreciation	(305,795)	(286,332)
Property and equipment, net	$125,867	$111,575

Depreciation expense for the three months ended September 30, 2025 and September 30, 2024 was $9.5 million and $9.5 million, respectively and for the nine months ended September 30, 2025 and September 30, 2024 was $28.1 million and $28.0 million, respectively.

10.
Debt and Credit Facilities

Debt consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Short-Term Debt:
Delayed draw term loan due 2025	$-	$350,000
Convertible senior notes due 2025	-	113,405
Total Short-Term Debt	-	463,405
Long-Term Debt:
Convertible senior notes due 2029	800,000	800,000
Revolving credit facility	-	-
Term loan due 2028	450,000	-
Debt issuance costs	(13,300)	(15,904)
Total Long-Term Debt	1,236,700	784,096
Total Debt	$1,236,700	$1,247,501

In June 2025, the Company terminated its $350 million Delayed Draw Term Loan due 2025 and its $650 million Revolving Credit Facility due 2026 and replaced these credit facilities with a $450 million Term Loan due 2028 and a $750 million Revolving Credit Facility due 2030. Proceeds from the Term Loan were used to payoff the outstanding balance of the Delayed Draw Term Loan.

Term Loan

In June 2025, the Company entered into a $450 million unsecured Term Loan with an increase option of up to $150 million. Proceeds of the Term Loan Agreement may be used (a) to pay off in full, or partially payoff, the Company’s existing Convertible Senior Notes, (b) to prepay revolving loans outstanding under the Revolving Credit Agreement (as defined below), or (c) for working capital, capital expenditures and other lawful corporate purposes. The Company incurred $0.9 million of debt issuance costs in connection with the Term Loan. These costs are presented as a direct deduction from long-term debt on the face of the balance sheet. Interest expense related to the Term Loan for the three and nine months ended September 30, 2025 were $6.4 million and $8.1 million, respectively. The amortization of debt issuance costs and interest expense is recorded in “Interest expense” on the consolidated statements of income. As of September 30, 2025 there was $450.0 million outstanding under the Term Loan.

The Term Loan has a three-year maturity and permits the Company to borrow in U.S. dollars. The Term Loan does not require any amortization payments by the Company. Depending on the Company’s consolidated leverage ratio (or debt rating after such time as the Company has such rating), borrowings under the Term Loan Agreement will bear interest at either an adjusted Term SOFR benchmark rate plus a margin between 0.875% and 1.500% or a base rate plus a margin of between 0% and 0.500% and will initially bear interest at the middle of this range. Amounts outstanding under the Term Loan Agreement may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of benchmark rate loans. The interest rate on September 30, 2025 was 5.3%.

Delayed Draw Term Loan (Terminated June 2025)

In September 2022, the Company entered into a $350 million unsecured Delayed Draw Term Loan with an increase option of up to $150 million (the “2022 Delayed Draw Term Loan”). Proceeds of the 2022 Delayed Draw Term Loan Agreement may be used (a) to pay off in full, or partially payoff, the Company’s existing Senior Notes, (b) to prepay revolving loans outstanding under the Revolving Credit Agreement (as defined below), or (c) for working capital, capital expenditures and other lawful corporate purposes. The Company incurred $0.9 million of debt issuance costs in connection with the delayed draw term loan. These costs are presented as a direct deduction from long-term debt on the face of the balance sheet. Interest expense related to the Delayed Draw Term Loan for the three months ended September 30, 2025 and September 30, 2024 were $0.0 million and $5.9 million, respectively and $8.2 million and $17.7 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. The amortization of debt issuance costs and interest expense is recorded in “Interest expense” on the consolidated statements of income. At December 31, 2024, there was $350.0 million outstanding under the Delayed Draw Term Loan.

The 2022 Delayed Draw Term Loan has a three-year maturity and permits the Company to borrow in U.S. dollars. The 2022 Delayed Draw Term Loan does not require any amortization payments by the Company. Depending on the Company’s consolidated leverage ratio (or debt rating after such time as the Company has such rating), borrowings under the 2022 Delayed Draw Term Loan Agreement will bear interest at either an adjusted Term SOFR benchmark rate plus a margin between 0.875% and 1.500% or a base rate plus a margin of between 0% and 0.500% and will initially bear interest at the middle of this range. The Company will pay a ticking fee on unused term loan commitments at a rate of 0.175% commencing with the date that is ninety (90) days after the Closing Date. Amounts outstanding under the 2022 Delayed Draw Term Loan Agreement may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of benchmark rate loans. The interest rates on June 30, 2025 (loan termination period) and December 31, 2024 were 5.6% and 5.6%, respectively.

Convertible Senior Notes due 2025

In August 2020, the Company issued an aggregate $400.0 million of 0.25% Convertible Senior Notes due 2025, including the exercise of a $50.0 million initial purchasers’ option. The Company received proceeds from the issuance and sale of the Convertible Senior Notes of $389.7 million, net of $10.3 million of transaction fees and other third-party offering expenses. The Convertible Senior Notes accrued interest at a rate of 0.25% per annum, payable semi-annually on February 15 and August 15 of each year beginning on February 15, 2021. The Convertible Senior Notes due 2025 matured August 15, 2025.

The Company recognized interest expense of $0.04 million and $0.1 million for the three months ended September 30, 2025 and September 30, 2024, respectively and $0.2 million and $3.8 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. The net, carrying value of the Convertible Senior Notes were $0.0 million and $113.4 million as of September 30, 2025 and December 31, 2024, respectively.

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

The Company recognized interest expense with respect to the Convertible Senior Notes Due 2029 of $6.3 million and $6.3 million for the three months ended September 30, 2025 and September 30, 2024, respectively and $18.9 million and $15.0 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. As of September 30, 2025 and December 31, 2024, the net, carrying value of the Convertible Senior Notes Due 2029 were $787.5 million and $784.3 million, respectively.

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

The partial repurchase, during the nine months ended September 30, 2024, resulted in a $18.4 million repurchase loss1 and a $3.2 million charge to interest expense for the acceleration of the amortization of debt issuance costs associated with the 0.25% Convertible Senior Notes due 2025. The tax effect of the repurchase loss, excluding the interest expense, was recognized as a discrete event during the nine months ended September 30, 2024 with a tax benefit of $4.3 million recognized in the income statement.

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

Revolving Credit Facility due 2030

In June 2025, the Company entered into a $750 million unsecured revolving credit facility (the “Credit Agreement”). The Company incurred $1.7 million of costs in connection with this Credit Agreement. The 2025 Credit Agreement replaced an existing Credit Agreement dated as of June 25, 2021. Under the new agreement, the Company’s revolving credit facility was increased from $650 million to $750 million. The credit facility has a five-year maturity, which may be extended up to two times for periods determined by the Company and the applicable extending lenders, and permits the Company to borrow in U.S. dollars, certain specified foreign currencies, and each other currency that may be approved in accordance with the 2025 Facility. The borrowings under the Credit Agreement bear interest at either the Term SOFR rate plus a margin between 1.0% and 1.625% or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%. The rate on September 30, 2025 was 5.4%. Letters of credit commitments outstanding under this agreement aggregated to $41.8 million at September 30, 2025 which reduced borrowing limits available to the Company.

Interest expense related to the Credit Agreements (due 2030 and due 2026) was $0.1 million and $0.1 million for the three months ended September 30, 2025 and September 30, 2024, respectively and $0.6 million and $0.6 million for the nine months ended September 30, 2025 and September 30, 2024.

The Credit Agreement includes various covenants, including restrictions on indebtedness, liens, acquisitions, investments or dispositions, payment of dividends and maintenance of certain financial ratios and conditions. The Company was in compliance with these covenants at September 30, 2025.

Revolving Credit Facility due 2026 (Terminated June 2025)

In June 2021, the Company entered into a $650 million unsecured revolving credit facility (the “Credit Agreement”). The Company incurred $1.9 million of costs in connection with this Credit Agreement. The 2021 Credit Agreement replaced an existing Fifth Amended and Restated Credit Agreement dated as of November 15, 2017. Under the new agreement, the Company’s revolving credit facility was increased from $550 million to $650 million. The credit facility has a five-year maturity, which may be extended up to two times for periods determined by the Company and the applicable extending lenders, and permits the Company to borrow in U.S. dollars, certain specified foreign currencies, and each other currency that may be approved in accordance with the 2021 Facility. The borrowings under the Credit Agreement bear interest at either the Term SOFR rate plus a margin between 1.0% and 1.625% or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%. The rates on June 30, 2025 (loan termination period) and December 31, 2024 were 5.7% and 5.7%, respectively. Borrowings under this Credit Agreement are guaranteed by certain Company operating subsidiaries. Letters of credit commitments outstanding under this agreement aggregated to $43.0 million at December 31, 2024, respectively, which reduced borrowing limits available to the Company.

The Credit Agreement includes various covenants, including restrictions on indebtedness, liens, acquisitions, investments or dispositions, payment of dividends and maintenance of certain financial ratios and conditions. The Company was in compliance with these covenants at December 31, 2024.

Letters of Credit

The Company also has in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated approximately $354.3 million and $328.4 million at September 30, 2025 and December 31, 2024, respectively.

11.
Income Taxes

On July 4th 2025, President Trump signed into law the “One Big Beautiful Bill Act” (“OBBBA” or “the Bill”) which includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain domestic and international provisions of the 2017 Tax Cuts & Jobs Act. Based on the Company’s assessment, the change in tax law has led to a reduction in our current cash tax liability without significant impact to the annual effective tax rate.

The Company’s effective tax rate was 16.4% and 20.8% for the three months ended September 30, 2025 and September 30, 2024, respectively. The decrease in the effective tax rate was due primarily to a discrete tax benefit related to the reduction of unrecognized tax benefits for various tax positions resulting from the expiration of the statute of limitations, a change in the jurisdictional mix of earnings, and return-to-provision adjustments from changes in estimates related to business and foreign tax credits, partially offset by a decrease in the foreign-derived intangible income (FDII) deduction and an increase in unrecognized tax benefits for foreign tax credits.

The Company’s effective tax rate was 18.7% and 20.8% for the nine months ended September 30, 2025 and September 30, 2024, respectively. The change in effective tax rate was primarily due to a discrete tax benefit related to the reduction of unrecognized tax benefits for various tax positions resulting from the expiration of the statute of limitations, a change in the jurisdictional mix of earnings, and return-to-provision adjustments from changes in estimates related to business and foreign tax credits, partially offset by a decreases in the FDII deduction and the windfall equity-based compensation deduction, and an increase in unrecognized tax benefits for foreign tax credits.

The difference between the effective tax rate and the statutory U.S. Federal income tax rate of 21% for the three months ended September 30, 2025 primarily relates to a discrete tax benefit related to the reduction of unrecognized tax benefits for various tax positions resulting from the expiration of the statute of limitations, and the tax benefit related to untaxed income attributed to noncontrolling interests, offset by state income taxes and foreign withholding taxes and an increase in unrecognized tax benefits for foreign tax credits.

The difference between the effective tax rate and the statutory U.S. Federal income tax rate of 21% for the nine months ended September 30, 2025 primarily relates to a discrete tax benefit related to the reduction of unrecognized tax benefits for various tax positions resulting from the expiration of the statute of limitations, a discrete windfall tax benefit from equity-based compensation, and the tax benefit related to untaxed income attributed to noncontrolling interests partially offset by state income taxes, foreign withholding taxes, and an increase in unrecognized tax benefits for foreign tax credits.

As of September 30, 2025, the Company’s deferred tax assets were subject to a valuation allowance of $45.0 million primarily related to foreign net operating loss carryforwards, foreign tax credit carryforwards, and capital losses that the Company has determined are not more-likely-than-not to be realized. The factors used to assess the likelihood of realization include: the past performance of the entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.

As of September 30, 2025 and December 31, 2024, the liability for income taxes associated with uncertain tax positions was $28.1 million and $29.5 million, respectively.

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

In September 2015, a former Parsons employee filed an action in the United States District Court for the Northern District of Alabama against us as a qui tam relator on behalf of the United States (the “Relator”) alleging violation of the False Claims Act. The plaintiff alleges that, as a result of these actions, the United States paid in excess of $1 million per month between February and September 2006 that it should have paid to another contractor, plus $2.9 million to acquire vehicles for the contractor defendant to perform its security services. The lawsuit sought (i) that we cease and desist from violating the False Claims Act, (ii) monetary damages equal to three times the amount of damages that the United States has sustained because of our alleged violations, plus a civil penalty of not less than $5,500 and not more than $11,000 for each alleged violation of the False Claims Act, (iii) monetary damages equal to the maximum amount allowed pursuant to §3730(d) of the False Claims Act, and (iv) Relator’s costs for this action, including recovery of attorneys’ fees and costs incurred in the lawsuit. The United States government did not intervene in this matter as it is allowed to do so under the statute. The court heard dispositive motions in 2023, including Parsons’ motion for summary judgment. On March 19, 2025, the court granted Parsons’ motion for summary judgment. The Relator filed a notice of appeal on April 9, 2025. The appellate briefs have been filed. Oral argument will likely occur in 2026.

On July 1, 2024, a final judgment was filed with the clerk of the Superior Court of the State of California In and For the County of San Mateo with an award of damages in the total amount of approximately $102.5 million in favor of Parsons Transportation Group, Inc. and against Alstom Signaling Operations LLC (Alstom"). This proposed award relates back to a lawsuit Parsons initially filed against the Peninsula Corridor Joint Powers Board for breach of contract and wrongful termination in February 2017 (which was settled between Parsons and the Joint Powers Board in 2021) and a cross-complaint filed against Alstom Signaling Operations LLC in November 2017, as subsequently amended, for breach of contract, negligence and intentional misrepresentation. On September 23, 2024, the Court awarded prejudgment interest in the amount of $34.0 million and amended the judgment accordingly to include such interest. Alstom filed a Notice of Appeal and has posted a bond as required under California law. Alstom’s appellate brief was filed on April 18, 2025. Parsons’ has filed its appellate brief. Oral arguments will likely occur in 2026.

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

13.
Retirement Benefit Plan

The Company’s principal retirement benefit plan is the Parsons Employee Stock Ownership Plan (“ESOP”), a stock bonus plan, established in 1975 to cover eligible employees of the Company and certain affiliated companies. Contributions of treasury stock to the ESOP are made annually in amounts determined by the Company’s board of directors and are held in trust for the sole benefit of the participants. Shares allocated to a participant’s account are fully vested after three years of credited service, or in the event(s) of reaching age 65, death or disability while an active employee of the Company. As of September 30, 2025 and December 31, 2024, total shares of the Company’s common stock outstanding were 106,488,033 and 106,775,350, respectively, of which 50,952,945 and 54,117,904, respectively, were held by the ESOP.

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

Total ESOP contribution expense was $18.6 million and $13.2 million for the three months ended September 30, 2025 and September 30, 2024, respectively and $54.0 million and $43.4 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. The expense is recorded in “Direct costs of contracts” and “Selling, general and administrative expense” in the consolidated statements of income. The fiscal 2025 ESOP contribution has not yet been made. The amount is currently included in accrued liabilities.

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

Letters of credit outstanding described in “Note 10 – Debt and Credit Facilities” that relate to project ventures are $180.9 million and $176.7 million at September 30, 2025 and December 31, 2024.

In the table below, aggregated financial information relating to the Company’s joint ventures is provided because their nature, risk and reward characteristics are similar. None of the Company’s current joint ventures that meet the characteristics of a VIE are individually significant to the consolidated financial statements.

Consolidated Joint Ventures

The following represents financial information for consolidated joint ventures included in the consolidated financial statements (in thousands):

	September 30, 2025	December 31, 2024
Current assets	$515,072	$519,450
Noncurrent assets	8,184	9,841
Total assets	523,256	529,291
Current liabilities	309,665	296,774
Noncurrent liabilities	3,022	2,203
Total liabilities	312,687	298,977
Total joint venture equity	$210,569	$230,314

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue	$213,752	$193,461	$602,905	$582,209
Costs	178,123	165,873	505,145	500,308
Net income	$35,629	$27,588	$97,760	$81,901
Net income attributable to noncontrolling interests	$17,671	$13,638	$(48,514)	$40,428

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

The following represents the financial information of the Company’s unconsolidated joint ventures as presented in their unaudited financial statements (in thousands):

	September 30, 2025	December 31, 2024
Current assets	$1,431,451	$1,477,950
Noncurrent assets	433,197	431,476
Total assets	1,864,648	1,909,426
Current liabilities	937,469	947,072
Noncurrent liabilities	477,035	469,808
Total liabilities	1,414,504	1,416,880
Total joint venture equity	$450,144	$492,546
Investments in and advances to unconsolidated joint ventures	$156,421	$138,759

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue	$608,305	$581,232	$1,558,656	$1,598,764
Costs	563,832	560,492	1,476,009	1,593,213
Net income	$44,473	$20,740	$82,647	$5,551
Equity in earnings of unconsolidated joint ventures	$8,266	$872	$6,937	$(18,025)

The Company had net distributions to its unconsolidated joint ventures of $0.2 million and net contributions of $34.4 million for the three months ended September 30, 2025 and September 30, 2024 , respectively and net contributions of $7.5 million and $83.7 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.

The following table presents certain financial statement impacts from changes in estimates on unconsolidated joint ventures in the Critical Infrastructure segment. In certain instances, revisions in estimates on unconsolidated joint ventures do not exceed the threshold in any particular quarter but exceed the threshold on a year-to-date basis (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating loss	$-	$(6,716)	$(14,478)	$(37,509)
Net loss	-	(4,936)	(10,869)	(35,258)
Diluted loss per share	$-	$(0.04)	$(0.10)	$(0.33)

15.
Related Party Transactions

The Company often provides services to unconsolidated joint ventures and revenues include amounts related to recovering costs for these services. Revenues related to services the Company provided to unconsolidated joint ventures for the three months ended September 30, 2025 and September 30, 2024 were $56.9 million and $47.6 million, respectively and $144.3 million and $144.9 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.

For the three months ended September 30, 2025 and September 30, 2024, the Company incurred reimbursable costs of $36.4 million and $36.7 million, respectively, and $104.2 million and $108.3 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.

Amounts included in the consolidated balance sheets related to services the Company provided to unconsolidated joint ventures are as follows (in thousands):

	September 30, 2025	December 31, 2024
Accounts receivable	$43,181	$38,443
Contract assets	27,342	11,540
Contract liabilities	8,495	10,776

16.
Fair Value of Financial Instruments

The authoritative guidance on fair value measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). At September 30, 2025 and December 31, 2024, the Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable, and other liabilities. The fair values of these financial instruments approximate their carrying values due to their short-term maturities.

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

The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in our consolidated balance sheets, on the basis of Level 2 inputs, were as follows (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Convertible senior notes due 2025	$-	$-	$113,405	$233,206
Convertible senior notes due 2029	800,000	903,920	800,000	939,280
Term loan due 2028	450,000	450,000	-	-
Delayed draw term loan due 2025	-	-	350,000	350,000
Total	$1,250,000	$1,353,920	$1,263,405	$1,522,486

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

The following tables reconcile the denominator and numerator used to compute basic EPS to the denominator and numerator used to compute diluted EPS for the three and nine months ended September 30, 2025 and September 30, 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Numerator for Basic and Diluted EPS:
Net income attributable to Parsons Corporation - basic	$64,123	$71,951	$185,556	$180,873
Convertible senior notes if-converted method interest adjustment	27	54	135	2,874
Net income attributable to Parsons Corporation - diluted	$64,150	$72,005	$185,691	$183,747

Denominator for Basic and Diluted EPS:
Basic weighted average number of shares outstanding	106,763	106,291	106,864	106,211
Dilutive effect of stock-based awards	1,395	1,661	1,400	1,628
Dilutive effect of warrants	289	561	245	358
Dilutive effect of convertible senior notes due 2025	631	2,573	1,547	3,983
Diluted weighted average number of shares outstanding	109,078	111,086	110,056	112,180

Earnings per share:
Basic	$0.60	$0.68	$1.74	$1.70
Diluted	$0.59	$0.65	$1.69	$1.64

Anti-dilutive stock-based awards excluded from the calculation of earnings per share for the three months ended September 30, 2025 and September 30, 2024 were 2,521 and 949, respectively and for the nine months ended September 30, 2025 and September 30, 2024 were 13,248 and 4,497, respectively

Share Repurchases

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

As of September 30, 2025, the Company has spent $144.7 million repurchasing 2,679,421 shares of Common Stock at an average price of $54.00 per share.

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

The following table summarizes the repurchase activity under the stock repurchase program:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Total shares repurchased	323,175	-	965,940	131,053
Total shares retired	323,175	-	965,940	131,053
Average price paid per share (1)	$77.36	$-	$67.29	$76.30

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

The following tables present segment information provided to the CODM, as of each period presented, along with a reconciliation of segment adjusted EBITDA attributable to Parsons Corporation to net income attributable to Parsons Corporation for the periods presented (in thousands):

	Three Months Ended
	September 30, 2025
	Federal Solutions	Critical Infrastructure	Total
Revenue	$788,607	$833,141	$1,621,748
Direct cost of contracts	(612,500)	(649,393)	(1,261,893)
Selling, general and administrative expenses (a)	(47,980)	(44,259)	(92,239)
Equity in earnings (losses) of unconsolidated joint ventures	986	7,280	8,266
Other segment items (b)	(56,612)	(78,966)	(135,578)
Adjusted EBITDA attributable to Parsons Corporation	$72,501	$67,803	140,304
Reconciliation: Segment Adjusted EBITDA to Net Income Attributable to Parsons Corporation
Adjusted EBITDA attributable to non-controlling interests			17,833
Depreciation and amortization			(29,849)
Interest expense, net			(11,696)
Income tax expense			(16,035)
Equity-based compensation expense			(11,568)
Transaction related costs (c)			(5,074)
Restructuring expense (d)			(292)
Other (e)			(1,829)
Net income including noncontrolling interests			81,794
Net income attributable to noncontrolling interests			(17,671)
Net income attributable to Parsons Corporation			$64,123

	Three Months Ended
	September 30, 2024
	Federal Solutions	Critical Infrastructure	Total
Revenue	$1,105,580	$704,536	$1,810,116
Direct cost of contracts	(881,208)	(568,623)	(1,449,831)
Selling, general and administrative expenses (a)	(42,816)	(34,776)	(77,592)
Equity in earnings (losses) of unconsolidated joint ventures	1,002	(130)	872
Other segment items (b)	(62,467)	(68,000)	(130,467)
Adjusted EBITDA attributable to Parsons Corporation	$120,091	$33,007	153,098
Reconciliation: Segment Adjusted EBITDA to Net Income Attributable to Parsons Corporation
Adjusted EBITDA attributable to non-controlling interests			13,913
Depreciation and amortization			(24,542)
Interest expense, net			(8,802)
Income tax expense			(22,518)
Equity-based compensation expense			(21,251)
Transaction related costs (c)			(3,770)
Other (e)			(539)
Net income including noncontrolling interests			85,589
Net income attributable to noncontrolling interests			(13,638)
Net income attributable to Parsons Corporation			$71,951

	Nine Months Ended
	September 30, 2025
	Federal Solutions	Critical Infrastructure	Total
Revenue	$2,436,628	$2,323,803	$4,760,431
Direct cost of contracts	(1,917,218)	(1,781,022)	(3,698,240)
Selling, general and administrative expenses (a)	(136,604)	(138,938)	(275,542)
Equity in losses of unconsolidated joint ventures	983	5,954	6,937
Other segment items (b)	(168,684)	(217,614)	(386,298)
Adjusted EBITDA attributable to Parsons Corporation	$215,105	$192,183	407,288
Reconciliation: Segment Adjusted EBITDA to Net Income Attributable to Parsons Corporation
Adjusted EBITDA attributable to non-controlling interests			48,756
Depreciation and amortization			(85,844)
Interest expense, net			(33,301)
Income tax expense			(53,702)
Equity-based compensation expense			(30,190)
Transaction related costs (c)			(13,910)
Restructuring expense (d)			(2,653)
Other (e)			(2,374)
Net income including noncontrolling interests			234,070
Net income attributable to noncontrolling interests			(48,514)
Net income attributable to Parsons Corporation			$185,556

	Nine Months Ended
	September 30, 2024
	Federal Solutions	Critical Infrastructure	Total
Revenue	$3,003,791	$2,012,468	$5,016,259
Direct cost of contracts	(2,394,247)	(1,585,341)	(3,979,589)
Selling, general and administrative expenses (a)	(113,448)	(103,611)	(217,059)
Equity in losses of unconsolidated joint ventures	1,999	(20,024)	(18,025)
Other segment items (b)	(182,682)	(201,910)	(384,593)
Adjusted EBITDA attributable to Parsons Corporation	$315,413	$101,582	416,995
Reconciliation: Segment Adjusted EBITDA to Net Income Attributable to Parsons Corporation
Adjusted EBITDA attributable to non-controlling interests			41,339
Depreciation and amortization			(73,513)
Interest expense, net			(29,831)
Income tax expense			(58,257)
Equity-based compensation expense			(44,554)
Convertible debt repurchase loss			(18,355)
Transaction related costs (c)			(8,958)
Other (e)			(3,565)
Net income including noncontrolling interests			221,301
Net income attributable to noncontrolling interests			(40,428)
Net income attributable to Parsons Corporation			$180,873

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
(d)
Reflects costs associated with and related to our corporate restructuring in initiatives.
(e)
Includes a combination of gain/loss related to sale of fixed assets, software implementation costs, and other individually insignificant items that are non-recurring in nature.

Asset information by segment is not a key measure of performance used by the CODM.

The following tables present revenues and property and equipment, net by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue
North America	$1,313,775	$1,541,209	$3,907,105	$4,232,786
Middle East	302,886	264,437	838,656	769,421
Rest of World	5,087	4,470	14,670	14,052
Total Revenue	$1,621,748	$1,810,116	$4,760,431	$5,016,259

The geographic location of revenue is determined by the location of the customer.

	September 30, 2025	December 31, 2024
Property and Equipment, Net
North America	$113,585	$101,044
Middle East	12,282	10,531
Total Property and Equipment, Net	$125,867	$111,575

North America includes revenue in the United States for the three months ended September 30, 2025 and September 30, 2024 of $1.2 billion and $1.4 billion, respectively and $3.5 billion and $3.9 billion for the nine months ended September 30, 2025 and September 30, 2024, respectively. North America property and equipment, net includes $106.0 million and $94.0 million of property and equipment, net in the United States at September 30, 2025 and December 31, 2024, respectively.

The following table presents revenues by business units (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue
Defense and Intelligence	$468,935	$459,318	$1,369,832	$1,288,102
Engineered Systems	319,672	646,262	1,066,796	1,715,689
Federal Solutions revenues	788,607	1,105,580	2,436,628	3,003,791
Infrastructure – North America	528,564	438,307	1,479,720	1,237,752
Infrastructure – Europe, Middle East and Africa	304,577	266,229	844,083	774,716
Critical Infrastructure revenues	833,141	704,536	2,323,803	2,012,468
Total Revenue	$1,621,748	$1,810,116	$4,760,431	$5,016,259

19.
Subsequent Events

After the quarter ended September 30, 2025, the Company entered into a merger agreement to acquire a 100% ownership interest in Applied Sciences Consulting, Inc. ("Applied Sciences") for approximately $28 million from cash on hand. Headquartered in Tampa, Florida, Applied Sciences works closely with agencies across Florida to deliver solutions that protect and advance the region’s water infrastructure resilience. At the time of the filing of this Form 10-Q, the Company has just started the process of obtaining the relevant data to make the required acquisition related disclosures. This acquisition is not material to the Company's consolidated financial statements.

20.
Quarterly Information - Unaudited

The following table presents selected quarterly financial information (in thousands except per share data):

	Before Adoption of ASU 2024-04	After Adoption of ASU 2024-04
	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Federal Solutions revenue	$3,003,791	$3,003,791
Critical Infrastructure revenue	2,012,468	2,012,468
Total revenue	5,016,259	5,016,259
Operating income	328,254	328,254
Convertible debt repurchase loss (1)	(211,018)	(18,355)
Income tax expense (1)	(12,699)	(58,257)
Net income attributable to Parsons Corporation (1)	33,768	180,873
Earnings per share:
Basic	$0.32	$1.70
Diluted (2)	$0.31	$1.64

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

2 Diluted earnings per share prior to the adoption of ASU 2024-04 did not include certain adjustments as their inclusion would have been antidilutive. Subsequent to the adoption of ASU 2024-04 these adjustments are no longer antidilutive. Dilutive adjustments include if converted interest of $2.9 million, 1.6 million shares related to stock based awards and 4.0 million shares related to convertible senior notes. Inclusion of these dilution adjustments resulted in dilutive net income attributable to Parsons Corporation of $183.7 million and total diluted shares of 112.2 million for the nine months ended September 30, 2024.

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

FINANCIAL SNAPSHOT

$6.5B

Total Revenue (Trailing 12-Months)

Federal Solutions
53%
Critical Infrastructure
47%

$6.5B

Contract Awards (Trailing 12-Months)

Federal Solutions
43%
Critical Infrastructure
57%

KEY FACTS AND FIGURES

80
Years Of History

20K+
Employees

$438M
Cash Flow From Operations (Trailing 12-Months)

1.0X
Book-To-Bill Ratio Trailing 12-Months

$8.8B
Backlog As Of 9/30/2025

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

Key Metrics

We manage and assess the performance of our business by evaluating a variety of metrics. The following table sets forth selected key metrics (in thousands, except Book-to-Bill):

	September 30, 2025	September 30, 2024
Awards (year to date)	$4,865,560	$5,367,109
Backlog (1)	$8,832,447	$8,784,047
Book-to-Bill (year to date)	1.0	1.1

(1)
Difference between our backlog of $8.8 billion and our remaining unsatisfied performance obligations, or RUPO, of $7.0 billion, each as of September 30, 2025, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

Awards

Awards generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Contract awards include both new and re-compete contracts and task orders. Given that new contract awards generate growth, we closely track our new awards each year.

The following table summarizes the year to-date value of new awards for the periods presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Federal Solutions	$649,692	$1,012,432	$2,045,171	$3,100,242
Critical Infrastructure	943,317	772,304	2,820,389	2,266,867
Total Awards	$1,593,009	$1,784,736	$4,865,560	$5,367,109

The change in new awards from year to year is primarily due to ordinary course fluctuations in our business. The volume of contract awards can fluctuate in any given period due to win rate and the timing and size of the awards issued by our customers.

The increase in awards for the three and nine months ended September 30, 2025 in our Critical Infrastructure segment when compared to the corresponding period last year was primarily driven by an overall increase in awards in the current year periods. Critical Infrastructure awards for the three months ended September 30, 2024 included a significant design award. The decrease in awards for the three and nine months ended September 30, 2025 in our Federal Solutions segment when compared to the corresponding periods last year was primarily driven by a delay in the timing of awards of a number of contracts being pursued. Awards for the three and nine months ended September 30, 2024 included significant option period awards from the confidential contract in the Federal Solutions segment.

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

The following table summarizes the value of our backlog at the respective dates presented below (in thousands):

	September 30, 2025	September 30, 2024
Federal Solutions:
Funded	$1,897,010	$1,982,336
Unfunded	2,409,177	2,936,109
Total Federal Solutions	4,306,187	4,918,445
Critical Infrastructure:
Funded	4,483,659	3,811,638
Unfunded	42,601	53,964
Total Critical Infrastructure	4,526,260	3,865,602
Total Backlog (1)	$8,832,447	$8,784,047

(1)
Difference between our backlog of $8.8 billion and our RUPO of $7.0 billion, each as of September 30, 2025, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

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

We expect to recognize $4.1 billion of our funded backlog at September 30, 2025 as revenues in the following twelve months. However, our U.S. federal government customers may cancel their contracts with us at any time through a termination for convenience or may elect to not exercise option periods under such contracts. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed. See “Risk Factors—Risk Relating to Our Business—We may not realize the full value of our backlog, which may result in lower than expected revenue” in the Company’s Form 10-K for the year ended December 31, 2024.

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

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Federal Solutions	0.8	0.9	0.8	1.0
Critical Infrastructure	1.1	1.1	1.2	1.1
Overall	1.0	1.0	1.0	1.1

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

Acquired Operations

Chesapeake Technology International, Corp

On June 30, 2025, the Company acquired a 100% ownership interest in Chesapeake Technology International, Corp ("CTI"), a privately owned company, for $91.5 million from cash on hand. CTI brings extensive capabilities as an all-domain technology solutions provider, powered by cutting-edge products that enhance the warfighters’ ability to sense, evaluate and deliver effects within the invisible battlespaces. The financial results of CTI have been included in our consolidated results of operations from June 30, 2025 onward.

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

The table below presents the percentage of total revenue for each type of contract.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Fixed-price	33.0%	43.7%	34.5%	42.4%
Time-and-materials	24.3%	19.6%	23.4%	21.0%
Cost-plus	42.7%	36.7%	42.1%	36.6%

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

The significant change in the contract mix for the three and nine months ended September 30, 2025 compared to the corresponding periods last year primarily relates to decreased business volume from a fixed price contract from a confidential contract in our Federal Solutions segment.

Our recognition of profit on long-term contracts requires the use of assumptions related to transaction price and total cost of completion. Estimates are continually evaluated as work progresses and are revised when necessary. When a change in estimated cost or transaction price is determined to have an impact on contract profit, we record a positive or negative adjustment to revenue.

Joint Ventures

We conduct a portion of our business through joint ventures or similar partnership arrangements. For the joint ventures we control, we consolidate all the revenues and expenses in our consolidated statements of income (including revenues and expenses attributable to noncontrolling interests). For the joint ventures we do not control, we recognize equity in (losses) earnings of unconsolidated joint ventures. Our revenues included amounts related to services we provided to our unconsolidated joint ventures for the three months ended September 30, 2025 and September 30, 2024 of $56.9 million and $47.6 million, respectively and $144.3 million and $144.9 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.

Operating costs and expenses

Operating costs and expenses primarily include direct costs of contracts and selling, general and administrative expenses. Costs associated with compensation-related expenses for our people and facilities, which includes ESOP contribution expenses, are the most significant component of our operating expenses. Total ESOP contribution expense for the three months ended September 30, 2025 and September 30, 2024 was $18.6 million and $13.2 million, respectively, and $54.0 million and $43.4 million for the nine months ended September 30, 2025 and September 30, 2024, respectively and is recorded in “Direct cost of contracts” and “Selling, general and administrative expenses.”

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

Adjusted EBITDA

The following table sets forth Adjusted EBITDA, Net Income Margin, and Adjusted EBITDA Margin for the three and nine months ended September 30, 2025 and September 30, 2024.

	Three Months Ended		Nine Months Ended
(U.S. dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Adjusted EBITDA (1)	$158,137	$167,011	$456,044	$458,334
Net Income Margin (2)	5.0%	4.7%	4.9%	4.4%
Adjusted EBITDA Margin (3)	9.8%	9.2%	9.6%	9.1%

(1)
A reconciliation of net income attributable to Parsons Corporation to Adjusted EBITDA is set forth below (in thousands).
(2)
Net Income Margin is calculated as net income including noncontrolling interest divided by revenue in the applicable period
(3)
Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by revenue in the applicable period.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income attributable to Parsons Corporation	$64,123	$71,951	$185,556	$180,873
Interest expense, net	11,696	8,802	33,301	29,831
Income tax expense	16,035	22,518	53,702	58,257
Depreciation and amortization	29,849	24,542	85,844	73,513
Net income attributable to noncontrolling interests	17,671	13,638	48,514	40,428
Equity-based compensation	11,568	21,251	30,190	44,554
Convertible debt repurchase loss	-	-	-	18,355
Transaction-related costs (a)	5,074	3,770	13,910	8,958
Restructuring (b)	292	-	2,653	-
Other (c)	1,829	539	2,374	3,565
Adjusted EBITDA	$158,137	$167,011	$456,044	$458,334
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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests (in thousands):

The following table sets forth our results of operations for the three and nine months ended September 30, 2025 and September 30, 2024 as a percentage of revenue.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues	100%	100%	100%	100%
Direct costs of contracts	77.8%	80.1%	77.7%	79.3%
Equity in (losses) earnings of unconsolidated joint ventures	0.5%	0.0%	0.1%	-0.4%
Selling, general and administrative expenses	16.0%	13.6%	15.9%	13.8%
Operating income	6.7%	6.4%	6.6%	6.5%
Interest income	0.1%	0.2%	0.1%	0.2%
Interest expense	-0.8%	-0.7%	-0.8%	-0.8%
Convertible debt repurchase loss	0.0%	0.0%	0.0%	-0.4%
Other income, net	0.1%	0.1%	0.2%	0.0%
Total other income (expense)	-0.6%	-0.4%	-0.5%	-1.0%
Income before income tax expense	6.0%	6.0%	6.0%	5.6%
Income tax expense	-1.0%	-1.2%	-1.1%	-1.2%
Net income including noncontrolling interests	5.0%	4.7%	4.9%	4.4%
Net income attributable to noncontrolling interests	-1.1%	-0.8%	-1.0%	-0.8%
Net income attributable to Parsons Corporation	4.0%	4.0%	3.9%	3.6%

Revenue

	Three Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2025	September 30, 2024	Dollar	Percent
Revenue	$1,621,748	$1,810,116	$(188,368)	-10.4%

Revenue decreased $188.4 million for the three months ended September 30, 2025 when compared to the corresponding period last year, due to a decrease in revenue in our Federal Solutions segment of $317.0 million, offset by an increase in revenue in our Critical Infrastructure Segment of $128.6 million. See “Segment Results” below for a further discussion of the changes in the Company's revenue.

	Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2025	September 30, 2024	Dollar	Percent
Revenue	$4,760,431	$5,016,259	$(255,828)	-5.1%

The decrease in revenue of $255.8 million for the nine months ended September 30, 2025 when compared to the corresponding period last year, was due to a decrease in our Federal Solutions segment of $567.2 million offset by an increase in revenue in our Critical Infrastructure segment of $311.3 million, respectively.

Direct costs of contracts

	Three Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2025	September 30, 2024	Dollar	Percent
Direct costs of contracts	$1,261,893	$1,449,831	$(187,938)	-13.0%

Direct cost of contracts decreased $187.9 million for the three months ended September 30, 2025 when compared to the corresponding period last year, primarily due to a decrease of $268.7 million in our Federal Solutions segment offset by an increase of $80.8 million in our Critical Infrastructure segment. The decrease in direct costs of contracts in the Federal Solutions segment is primarily related to reduced volume from our confidential contract, See “Segment Results” below for a further discussion. The increase in direct costs of contracts in the Critical Infrastructure segment is primarily related to increased volume from new and existing contracts.

	Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2025	September 30, 2024	Dollar	Percent
Direct costs of contracts	$3,698,240	$3,979,589	$(281,349)	-7.1%

The decrease in direct cost of contracts $281.3 million for the nine months ended September 30, 2025 when compared to the corresponding period last year, was primarily due to a decrease of $477.0 million in our Federal Solutions segment offset by an increase of $195.7 million in our Critical Infrastructure segment. The changes in direct cost of contracts for the nine months ended September 30, 2025 compared to the corresponding period last year were primarily impacted by the factors noted above for both segments for the three months ended September 30, 2025.

Equity in earnings (losses) of unconsolidated joint ventures

	Three Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2025	September 30, 2024	Dollar	Percent
Equity in earnings of unconsolidated joint ventures	$8,266	$872	$7,394	847.9%

Equity in losses of unconsolidated joint ventures improved by $7.4 million for the three months ended September 30, 2025 compared to the corresponding period last year which included significant write-downs on certain joint ventures. The Company is winding down its participation in construction joint ventures.

	Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2025	September 30, 2024	Dollar	Percent
Equity in earnings (losses) of unconsolidated joint ventures	$6,937	$(18,025)	$24,962	138.5%

Equity in earnings (losses) of unconsolidated joint ventures improved by $25.0 million for the nine months ended September 30, 2025 compared to the corresponding period last year which included significant write-downs on certain joint ventures. The Company is winding down its participation in construction joint ventures.

Selling, general and administrative expenses

	Three Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2025	September 30, 2024	Dollar	Percent
Selling, general and administrative expenses	$260,166	$246,169	$13,997	5.7%

As a percentage of revenue, our SG&A increased by 2.4% to 16.0% for the three months ended September 30, 2025 compared to 13.6% for the corresponding period last year. The increase in SG&A was primarily due to an increase in segment level SG&A, in particular from business acquisitions, increased investments in bid and proposal activity, critical hires in support of our strong pipeline, and large strategic pursuits aligned to the Trump administration’s priorities. Partially offsetting these increases in SG&A was a decrease in incentive compensation cost. Partially driving the increase in SG&A as a percent of revenue, was the decrease in business volume in the Federal Solutions segment discussed below.

	Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2025	September 30, 2024	Dollar	Percent
Selling, general and administrative expenses	$756,279	$690,391	$65,888	9.5%

As a percentage of revenue, SG&A increased by 2.1% to 15.9% for the nine months ended September 30, 2025 compared to 13.8% for the corresponding period last year. The increase in SG&A was primarily due to the factors noted above for the three months ended September 30, 2025.

Total other income (expense)

	Three Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2025	September 30, 2024	Dollar	Percent
Interest income	$1,839	$4,232	$(2,393)	-56.5%
Interest expense	(13,535)	(13,034)	(501)	-3.8%
Other income (expense), net	1,570	1,921	(351)	-18.3%
Total other income (expense)	$(10,126)	$(6,881)	$(3,245)	-47.2%

	Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2025	September 30, 2024	Dollar	Percent
Interest income	$5,049	$9,209	$(4,160)	-45.2%
Interest expense	(38,350)	(39,040)	690	1.8%
Convertible debt repurchase loss	-	(18,355)	18,355	n/a
Other income (expense), net	8,224	(510)	8,734	1712.5%
Total other income (expense)	$(25,077)	$(48,696)	$23,619	48.5%

Interest income is related to interest earned on investments in government money funds.

Interest expense for the three and nine months ended September 30, 2025 and September 30, 2024 is primarily due to debt related to our Convertible Senior Notes and Term Loan. Interest expense for the nine months ended September 30, 2024 included a $3.2 million charge related to the March 2024 partial repurchase of the Company's Convertible Senior Notes due 2025 (discussed in more detail below).

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

The amounts in other income (expense), net are primarily related to transaction gains and losses on foreign currency transactions and sublease income. Other income (expense), net for the nine months ended September 30, 2024 included a $1.8 million change in the estimated fair value of contingent consideration which was settled in the prior fiscal year.

Income tax expense

	Three Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2025	September 30, 2024	Dollar	Percent
Income tax expense	$16,035	$22,518	$(6,483)	-28.8%

The Company’s effective tax rate was 16.4% and 20.8% and income tax expense was $16.0 million and $22.5 million for the three months ended September 30, 2025 and September 30, 2024, respectively. The decrease in tax expense for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was due primarily to the tax impact of a decrease in pre-tax income, a discrete tax benefit related to the reduction of unrecognized tax benefits for various tax positions resulting from the expiration of the statute of limitations, a change in the jurisdictional mix of earnings and an increase in untaxed income attributed to noncontrolling interests, partially offset by a decrease in the foreign-derived intangible income (FDII) deduction and an increase in unrecognized tax benefits for foreign tax credits.

	Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2025	September 30, 2024	Dollar	Percent
Income tax expense	$53,702	$58,257	$(4,555)	-7.8%

The Company’s effective income tax rate was 18.7% and 20.8% for the nine months ended September 30, 2025 and September 30, 2024, respectively. Income tax expense was $53.7 million and $58.3 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. The decrease in tax expense for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was due primarily to a discrete tax benefit related to the reduction of unrecognized tax benefits for various tax positions resulting from the expiration of the statute of limitations, a change in the jurisdictional mix of earnings and an increase in untaxed income attributed to noncontrolling interests, partially offset by a decreases in the FDII deduction and the windfall equity-based compensation deduction, and an increase in unrecognized tax benefits for foreign tax credits.

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests:

	Three Months Ended		Nine Months Ended
(U.S. dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$72,501	$120,091	$215,105	$315,413
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	67,803	33,007	192,183	101,582
Adjusted EBITDA attributable to noncontrolling interests	17,833	13,913	48,756	41,339
Total Adjusted EBITDA	$158,137	$167,011	$456,044	$458,334

Federal Solutions

	Three Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2025	September 30, 2024	Dollar	Percent
Revenue	$788,607	$1,105,580	$(316,973)	-28.7%
Adjusted EBITDA attributable to Parsons Corporation	$72,501	$120,091	$(47,590)	-39.6%

The decrease in Federal Solutions revenue for the three months ended September 30, 2025 compared to the corresponding period last year was primarily driven by our confidential contract operating at a reduced volume as a result of the recent Department of State reorganization issued May 29, 2025. This decrease was offset by the recognition of incentive fees, growth on existing contracts, and the ramp-up of new task orders.

The decrease in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the three months ended September 30, 2025 compared to the corresponding period last year was primarily due to the factors impacting revenue discussed above and an increase in SG&A including investments made in key personnel and bid and proposal activity on strategic pursuits.

	Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2025	September 30, 2024	Dollar	Percent
Revenue	$2,436,628	$3,003,791	$(567,163)	-18.9%
Adjusted EBITDA attributable to Parsons Corporation	$215,105	$315,413	$(100,308)	-31.8%

The decrease in Federal Solutions revenue for the nine months ended September 30, 2025 compared to the corresponding period last year was primarily related to the factors impacting revenue discussed above for the three months ended September 30, 2025.

The decrease in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the nine months ended September 30, 2025 compared to the corresponding period last year was primarily related to the factors discussed above for Adjusted EBITDA attributable to Parsons Corporation for the three months ended September 30, 2025.

Critical Infrastructure

	Three Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2025	September 30, 2024	Dollar	Percent
Revenue	$833,141	$704,536	$128,605	18.3%
Adjusted EBITDA attributable to Parsons Corporation	$67,803	$33,007	$34,796	105.4%

The increase in Critical Infrastructure revenue for the three months ended September 30, 2025 compared to the corresponding periods last year was primarily related to organic growth of 12.7% and $38.9 million from business acquisitions. Organic growth was primarily due to an increase in business volume from existing contracts and ramping up of recent awards.

The increase in Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation for the three months ended September 30, 2025 compared to the corresponding period last year was primarily related to the revenue impacts discussed above, recent business acquisitions, and improvement in equity in earnings (losses) from unconsolidated joint ventures. These increases in Adjusted EBITDA, were partially offset by an increase in SG&A.

	Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2025	September 30, 2024	Dollar	Percent
Revenue	$2,323,803	$2,012,468	$311,335	15.5%
Adjusted EBITDA attributable to Parsons Corporation	$192,183	$101,582	$90,601	89.2%

The increase in Critical Infrastructure revenue for the nine months ended September 30, 2025 compared to the corresponding period last year was primarily related to organic growth of 9.8% and $113.8 million from business acquisitions along with the other factors impacting revenue discussed above.

The increase in Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation for the nine months ended September 30, 2025 compared to the corresponding period last year was primarily related to the factors discussed above for Adjusted EBITDA for the three months ended September 30, 2025.

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

As of September 30, 2025, we believe we have adequate liquidity and capital resources to fund our operations, support our debt service and our ongoing acquisition strategy for at least the next twelve months based on the liquidity from cash provided by our operating activities, cash and cash equivalents on-hand and our borrowing capacity under our Revolving Credit Facility. Management continually monitors debt maturities to strategically execute optimal terms and ensure appropriate levels of working capital liquidity are maintained for the company.

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

Accounts receivable is the principal component of our working capital and includes billed and unbilled amounts. The total amount of our accounts receivable can vary significantly over time but is generally sensitive to revenue levels. We experience delays in collections from time to time from Middle East customers. Net days sales outstanding, which we refer to as Net DSO, is calculated by dividing (i) (accounts receivable plus contract assets) less (contract liabilities plus accounts payable) by (ii) average revenue per day (calculated by dividing trailing twelve months revenue by the number of days in that period). We focus on collecting outstanding receivables to reduce Net DSO and working capital. Net DSO was 62 days at September 30, 2025 an 11 day increase from September 30, 2024. Impacting the change in DSO was lower volume from our confidential contract and delayed collections in the Middle East. Our working capital (current assets less current liabilities) was $1.1 billion at September 30, 2025 and $546.8 million at December 31, 2024.

Our cash and cash equivalents decreased by $31.0 million to $422.6 million at September 30, 2025 from $453.5 million at December 31, 2024.

The following table summarizes our sources and uses of cash over the periods presented (in thousands):

	Nine Months Ended
	September 30, 2025	September 30, 2024
Net cash provided by operating activities	$310,864	$396,840
Net cash used in investing activities	(188,314)	(344,614)
Net cash (used in) provided by financing activities	(156,456)	233,966
Effect of exchange rate changes	2,912	(312)
Net (decrease) increase in cash and cash equivalents	$(30,994)	$285,880

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

Net cash provided by operating activities decreased $86.0 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The primary driver of the decrease in cash flows provided by operating activities was a $103.8 million decrease in cash inflows from our working capital accounts (primarily from contract assets, prepaid expenses and other assets, accounts payable, and accrued expenses and other current liabilities offset by changes in accounts receivable and contract liabilities) offset by a change in other long-term liabilities of $18.3 million.

Investing Activities

Net cash used in investing activities consists primarily of cash flows associated with capital expenditures, joint ventures and business acquisitions.

Net cash used in investing activities decreased $156.3 million for the nine months ended September 30, 2025, when compared to the nine months ended September 30, 2024. This change was primarily driven by a $80.6 million decrease in payments for acquisitions, net of cash acquired, a $53.1 million decrease in investments in unconsolidated joint ventures and a $28.3 million increase in return of investments in unconsolidated joint ventures.

Financing Activities

Net cash (used in) provided by financing activities is primarily associated with proceeds from debt, the repayment thereof, and distributions to noncontrolling interests.

Net cash used in financing activities increased $390.4 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The change in cash flows (used in) provided by financing activities is primarily driven by net cash inflows from our convertible bond transactions for the nine months ended June 30, 2024 of $316.2 million. See “Note 10 – Debt and Credit Facilities,” for a further discussion of these transactions. Also impacting net cash (used in) provided by financing activities were $55.0 million of repurchase of common stock and a $33.8 million change in distributions to noncontrolling interest offset in part by net, proceeds from the term loan of $100 million.

During the quarter ended September 30, 2025, the Company paid $84.9 million to holders of the remaining balance of the Company's Convertible Senior Notes due 2025 that matured on August 15, 2025. During the nine months ended September 30, 2025, the Company paid $113.4 million to repurchase the Company's Convertible Senior Notes due 2025.

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

Letters of Credit

We have in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated to $354.3 million as of September 30, 2025. Letters of credit outstanding under the Credit Agreement total $41.8 million as of September 30, 2025.

Recent Accounting Pronouncements

See the information set forth in “Note 3—New Accounting Pronouncements” in the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2025, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate risks related to the Company’s Revolving Credit Facility and Term Loan.

As of September 30, 2025, there were no amounts outstanding under the Revolving Credit Facility. Borrowings under the Credit Facility effective June 2025 bear interest at either the Term SOFR rate plus a margin between 1.0% and 1.625% or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%. The rates on September 30, 2025 and December 31, 2024 were 5.4% and 5.7% (prior facility), respectively.

As of September 30, 2025, there was $450.0 million outstanding under the Term Loan. Borrowings under the Term Loan Agreement effective June 2025 will bear interest at either an adjusted Term SOFR benchmark rate plus a margin between 0.875% and 1.500% or a base rate plus a margin of between 0% and 0.500% and will initially bear interest at the middle of this range. The interest rate at September 30, 2025 and December 31, 2024 were 5.3% and 5.6% (prior facility), respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures

Our management carried out, as of September 30, 2025, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2025, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2025, the Company has spent $144.7 million repurchasing 2,679,421 shares of Common Stock at an average price of $54.00 per share.

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

The following table presents the Company's repurchases of equity securities for the three months ended September 30, 2025.

Period	(a) Total number of shares (or units purchased)	(b) Average price paid per share (or unit) (1)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans programs
July 1 to 31, 2025	-	$-	-	$210,005,603
August 1 to 31, 2025	188,720	$79.48	188,720	195,005,752
September 1 to 30, 2025	134,455	$74.37	134,455	185,005,893
Total	323,175	$77.36	323,175	$185,005,893

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parsons Corporation

Date: November 5, 2025	By:	/s/ Matthew M. Ofilos
Matthew M. Ofilos
Chief Financial Officer
(Principal Financial Officer)