Form 10-K
period 2025-12-31
PARSONS CORP
filed 2026-02-11
CIK 275880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2025, was $7.7 billion.

The number of shares of Registrant’s Common Stock outstanding as of February 3, 2026 was 105,831,019

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Parsons’ 2026 Proxy Statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
volatility of government budgets and funding;
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

iii

PART I

Item 1. Business.

Overview

Parsons is a leading provider of the solutions and services required to support the complex security environment, unprecedented global infrastructure demand, and a world of digital transformation impacting our customers. For more than 81 years, we have solved our customers’ most challenging problems and enabled a safer, smarter, more secure, and more connected world thanks to a culture of creativity, a focus on delivery, and a mission-focused workforce. We are established as a leading provider of integrated solutions and services that solve emerging customer challenges by leveraging our depth of experience and expertise in the markets where we operate. Today, that legacy of success has never been more true or more important, with Parsons uniquely positioned to deliver innovative solutions to our customers’ most challenging current and emerging requirements.

We have significant expertise and differentiated capabilities in six growing, enduring and profitable end markets including cyber and electronic warfare, space and missile defense, critical infrastructure protection, transportation, water and environment, and urban development. Leveraging both organic and inorganic investments, we have positioned ourselves as a technologically differentiated leader in each end market. By exploiting digital technology and artificial intelligence (AI), we will continue to drive accelerated growth, create transformative solutions, and enhance efficiency. Example areas include assured position, navigation and timing (A-PNT), counter unmanned aircraft systems, advanced traffic management systems, biometrics, and non-kinetic effectors. Additionally, our unique, complementary and diverse portfolio enables us to realize synergies in sectors including but not limited to events management, critical infrastructure protection, energy resilience, aviation modernization, and emerging contaminant elimination. Our longstanding relationships with a wide-ranging global customer set that includes U.S. federal government departments and agencies, the U.S. military, state and local governments, and international clients has positioned Parsons as a trusted partner with a reputation for delivery. A testament of our legacy is our ranking by Engineering News Record as the #1 program management company in the world.

Organizationally, we operate in two reportable segments, Federal Solutions and Critical Infrastructure, with revenue contribution of 51% and 49%, respectively, and adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) contribution of 46% and 54%, respectively, for the year ended December 31, 2025 (“fiscal 2025”). See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Results” for further discussion on our segments.

Federal Solutions: Our Federal Solutions segment is an advanced technology provider to the U.S. government, delivering innovative, timely, and cost-effective solutions for mission-critical projects. We provide critical technologies, including cyber; integrated air and missile defense; intelligence; aviation modernization; electronic warfare; space ground systems, cislunar, A-PNT, and classified sensors; geospatial intelligence; signals intelligence; environmental remediation; border security and counter-drug, critical infrastructure protection; counter unmanned air systems; biometrics; and bio surveillance. The U.S. government and its agencies represent substantially all of the revenue of our Federal Solutions segment. These U.S. government agencies include the Intelligence Community, the Departments of War, Energy, Labor, State, Homeland Security, and Commerce, the United States Postal Service, the National Aeronautics and Space Administration, and the Federal Aviation Administration.

Critical Infrastructure: Our Critical Infrastructure segment provides program management, planning, design and engineering services, and owners representative support for complex physical and digital infrastructure assets around the globe. Ranked the #1 program manager and #3 construction manager in the world by Engineering News Record, we develop digital solutions focused on next generation aviation; rail and transit; bridges; roads and highways; and urban destinations; and leverage sensors and data to drive smart sustainable infrastructure. Our capabilities in environmental remediation, water and wastewater treatment and conveyance systems, and urban development allow us to deliver value to our customers by employing advanced technologies, improving timelines and decreasing capital and operating costs while reducing environmental impacts and improving the quality of life. We serve a wide-ranging global customer base including federal, state, municipal and industry customers, and private sector infrastructure owners, such as the transportation authorities for the cities of Los Angeles, San Francisco, New York, and Paris, the state of New Jersey, Amtrak, CSX, Metrolinx (Ontario, Canada), Southern Nevada Water Authority, the Royal Commission for Riyadh City, the Dubai Municipality, Dubai Roads and Transportation Authority, Abu Dhabi Department of Municipalities and Transport, Qatar Public Works Authority, Saudi Arabia’s Public Investment Fund, and major international property developers.

Advances in technology and geopolitical events are dramatically shifting the operating landscape across our markets, with pressing challenges ranging from increasingly sophisticated cybersecurity threats, new uses for unmanned aircraft systems, confronting a spectrum of missile systems, aging infrastructure, coastal resiliency and the need to improve water quality. Our customers are seeking smart technology-enabled solutions leveraging artificial intelligence and digital technologies such as model-based systems engineering and digital twins to enhance and transform their systems performance and to address these challenges. Parsons’ extensive capabilities enable us to provide our solutions, products, and services across the national security and critical infrastructure markets, and we are well positioned to benefit from the trends in these markets. We have capabilities in the following four areas that span our two segments and four business units:

Systems Integration: We provide engineering solutions and services for large digital and physical systems with high technical complexity. We lead projects from concept development through research and design, implementation, testing and verification, ensuring interoperability of these complex, disparate systems.

Program Management: We provide expertise and technology to advance our customers’ execution of large, complex projects within their defined, technical, quality, time and cost parameters.

Design Engineering: We provide advanced systems and infrastructure engineering design associated with utility capital projects, water/wastewater treatment, environmental remediation, industrial base modernization, roads and highways, bridges, rail and transit systems, and other associated infrastructure.

Product Development: We develop software and hardware across many domains and mission-specific applications. Our experienced engineers and developers design, develop, integrate, operate and sustain mission-critical software and hardware products for defense, security, and infrastructure customers.

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

In fiscal 2025, we generated revenues of $6.4 billion, net income attributable to Parsons Corporation of $241.1 million and Adjusted EBITDA of $609.3 million. For a definition of Adjusted EBITDA and reconciliation to net income attributable to Parsons Corporation, see Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We achieved an overall win rate of 61% in fiscal 2025, 72% in the year ended December 31, 2024 (“fiscal 2024”) and 66% in the year ended December 31, 2023 (‘fiscal 2023”), which includes strong re-compete win rates of 99.6% in fiscal 2025 giving us long-term certainty on key contracts. As of December 31, 2025, our total backlog was $8.7 billion, a decrease of 2% from December 31, 2024.

Federal Solutions

Our Federal Solutions business provides integrated solutions, software and hardware products, and engineering design services. Federal Solutions consists of two business units: Defense & Intelligence (D&I) and Engineered Systems (ES). Our strategy is to deliver information dominance across all domains.

•
D&I—Our D&I business unit is organized into four related areas: defense and engineering services; space solutions; national security operations; and high consequence missions. Our customers include the U.S. Department of War, the U.S. Intelligence Community, the Department of Commerce, and the National Aeronautics and Space Administration. D&I is a mission partner for differentiated technical solutions, products, and services, delivering innovations in cyber, space, missile defense, electronic warfare, multi-domain command and control, intelligence, surveillance and reconnaissance, electromagnetic spectrum dominance, and directed energy. Our solutions are used to meet national security challenges from space to the tactical edge around the globe. In 2025, we expanded our footprint across the important Indo-Pacific Command (INDOPACOM) region, as well as the European theater.
▪
Defense and Engineering Services – We provide software, hardware, and technical expertise to clients across a variety of mission areas, including but not limited to, intelligence, air defense, weapons systems, integration, and warfighter applications. Our customers span the U.S. Intelligence Community, including the National Geospatial-Intelligence Agency (NGA), National Reconnaissance Office (NRO)); U.S. Department of War (DOW) (military services, and Special Operations Command (SOCOM)). Representative products include our Command-and-Control Core (C2Core®) mission planning and tasking suite that links requests, effects, and operational guidance in a unified database, and the ZEUS® laser neutralization system offering critical force protection in any operational theater.
▪
Space Solutions – We integrate hardware, software, and other capabilities in support of space operations, missile defense, and large-scale systems integration for programs such as Golden Dome. Our customers include the Missile Defense Agency (MDA), National Oceanic and Atmospheric Administration (NOAA), U.S. Air Force, and National Aeronautics and Space Administration (NASA).
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
▪
National Security Operations – We provide capabilities across the digital landscape, including full-spectrum cyber, defensive cyber operations, information operations, and analytics. Our customers include the U.S. intelligence community, U.S. Cyber Command, DOW research laboratories, and military cyber services.
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
▪
High-Consequence Missions – We provide capabilities across the digital landscape, electronic warfare, multi-domain operations, mission support and national to tactical operations. Our customers include the U.S. Intelligence Community, U.S. Cyber Command, and DOW research laboratories.
▪
Our tools and products are used across a wide variety of electronic warfare operations, including commercial cellular survey, automated signal identification and characterization using Artificial Intelligence/Machine Learning (AI/ML), signal modeling and simulation used for radio frequency (RF) ranges and test and evaluation centers using our Threat Representative Environment (TReX®) platform, and integrated RF and cyber solutions to deliver effects from long standoff distances.
▪
We conduct vulnerability research and provide resiliency solutions for existing weapon systems, critical infrastructure, and space systems, while supporting the development and integration of next generation electronic warfare capabilities. We also develop analysis and anomaly detection tools for radio frequency and airborne communications.
▪
Cyber solutions and products augment and automate full spectrum cyber operations, including our Automated Management Solutions (AMS), a software framework that integrates disparate cyber capabilities, tools and infrastructures into a common system architecture that assists military cyber operators. We develop and maintain enterprise platforms used by the DOW to perform network analysis and vulnerability assessments for defensive missions.
▪
We deliver situational awareness and tactical command and control for both overseas and border security operations through our support Team Awareness Kit (TAK) program. Parsons’ acquisition of CTI brought TAK capabilities, which we are integrating into various Parsons’ programs
•
ES—Our ES business unit focuses on advanced technology services for complex energy and chemical systems, aviation, life sciences and bio surveillance systems, environmental remediation, security and protection systems, and associated complex infrastructure. Representative customers include the Department of State (DOS), Department of Energy (DOE), Defense Threat Reduction Agency (DTRA), Department of Homeland Security (DHS), U.S. Army Corps of Engineers (USACE), Federal Aviation Administration (FAA), National Aeronautics and Space Administration (NASA), United States Postal Service (USPS), Department of Labor (DOL), and Jet Propulsion Laboratory (JPL). Representative offerings include weapons of mass destruction elimination, munitions destruction; remediation of unexploded ordinances and hazardous, toxic, reactive wastes; architectural and engineering design; program and construction management; infectious disease control; advanced electronic security systems; border security; counter-unmanned aircraft systems; and biometrics solutions.

o
Our expertise includes designing and upgrading processing and production facilities such as Army ammunition and munitions industrial bases, and delivery of solutions addressing resiliency, security and sustainability, as well as delivery of highly complex infrastructure in challenging environments and geographies.
o
Our technological investments in areas including counter-unmanned aircraft systems and biometrics have enabled us to deliver operationally relevant solutions and products to critical customer needs. DroneArmor is a Technology Readiness Level 9 solution to effectively counter unmanned aircraft systems and ensure the safety and security of personnel, bases and assets. Parsons’ uses AI/ML to detect, track, identify and defeat UAS. In biometrics, we have expanded our identity management offerings to include the new AresNXT next-generation, multi-platform biometric collection solution.
o
Representative programs include the National Science Foundation’s (NSF) Antarctica Infrastructure Modernization for Science, the FAA Technical Support Services Contract, the DTRA Cooperative Threat Reduction Integrating Contract and Red Team contract, the Department of State Overseas Security Installation Services, the Radford Army Munition Plant Energetic Waste Incinerator and the Holston Ammonium Nitrate Solution Tank Farm.

Critical Infrastructure

Our Critical Infrastructure business provides planning, engineering, design, program management, owners representative services and digital solutions consisting of two business units focused on two major geographies: North America (INF-NA) and Europe, Middle East, and Africa (EMEA). Our growth strategy includes leveraging our portfolio of sophisticated engineering solutions and technologies for complex physical infrastructure projects to capture the increasing demand and investment in global infrastructure programs. We are expanding our portfolio in key emerging growth areas, including intelligent transportation systems, smart mobility, environmental remediation, events management, urban development rebuild, and water/wastewater treatment.

•
INF – NA - Our INF – NA business unit provides planning, engineering and management services for complex infrastructure, including bridges, tunnels, roads and highways, and water and wastewater systems. Our customer relationships include states (e.g., Texas, Florida, California, Colorado, Washington, Illinois, New York, New Jersey and Georgia), cities, and Canadian provinces and territories (e.g., Ontario, British Columbia, Quebec, Nova Scotia, and Alberta), as well as transportation, and water and wastewater authorities. Our capabilities include technologies in long-span bridges, tunnels, building Information modeling, and water/wastewater treatment and conveyance.
•
Examples of our design capabilities are our role as the lead designer of the Tacoma Narrows Bridge, the largest twin tower suspension bridge in the world when it opened, lead designer for the new Goethals Bridge connecting Staten Island, NY and Elizabeth, NJ, and lead designer for the Federal Way rail extension for Sound Transit in Seattle.
•
For program management, we are the Owner’s Engineer for the Gordie Howe International Bridge between Windsor, Ontario and Detroit, Michigan, which will have the longest main span of any cable-stayed bridge in North America and Gateway, the new two-tube Hudson River Tunnel. In addition, we are the program manager for the California Delta Water Conveyance Modernization Project, a multi-billion environmentally compliant water transfer project to improve water supply sustainability and reliability for human and environmental uses.
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
•
For aviation, we play a critical role in capital program delivery for global airports, having supported more than 450 airport projects. We are the program manager of the environmentally sensitive Diamond Head Extension Program at Honolulu International Airport, the Houston Airport System, and the Landside Access Modernization Program for Los Angeles International Airport; and we were lead designer on the award-winning Newark Airport Terminal A replacement project known as Terminal 1.
•
Our rail and transit capabilities include systems optimization, communications-based train control, track operations and maintenance facility, station, traction power, and rail system design and system assurance. We have more than six decades of experience in this market and have supported over 400 rail and transit customers. Key programs include Honolulu Authority for Rapid Transit, New York MTA Systems and Facility Engineering Services, and the Bay Area Rapid Transit Communications-Based Train Control. For our bus transit customers, we provide strategic fleet transition planning, zero-emission bus infrastructure design, and benefit-cost analyses to achieve a wide range of client goals.
•
EMEA – Our EMEA business unit has a region-wide customer base in Europe, the Middle East and Africa, with a key focus on the Gulf Cooperation Council (GCC) states. Solutions and services include multi-disciplinary design, technical, and management solutions from project conceptualization to urban planning, landscape architecture, sewage treatment and drainage, events management, traffic management, defense and security program management, engineering and program management, utilizing state-of-the-art digital solutions and embedded sustainability concepts for enhanced delivery of large-scale and highly complex infrastructure assets. Our client base includes top tier public authorities and state-owned developers across different markets from city-scale developments to major city-wide infrastructure schemes.
•
Our extensive planning and design capabilities enable us to lead key infrastructure and development projects, including Dubai’s and Riyadh’s Integrated Traffic System design and operation to enable traffic optimization and efficiency, and transportation infrastructure projects to increase capacity and reduce congestion, Abu Dhabi’s Mid-Island Parkway connecting multiple islands for future sustainable developments, Green Riyadh landscape and infrastructure design for increased urban green space, and Denmark’s Banedanmark Rail Signaling Program to enable better centralized traffic control, energy optimization, and reduced delays.
•
Parsons has a long-standing program management legacy in the Middle East for infrastructure, mega cities, and urban development. We are part of the consortium Riyadh Metro Transit Consultants consortium responsible for program management of the Riyadh Metro – the world's longest fully driverless metro system, which successfully opened in 2024. We are currently the Delivery Partner for the King Salman International Airport (KSIA) airside and landside infrastructure, the world’s largest airport currently under development covering 57sgkm (22 sgm) with six runways to accommodate 185 million annual passengers by 2030, led the Dubai Strategic Sewage Network program to increase capacity and sustainability, managed Lusail City Development the largest ever city development in Qatar, and provided program management of Riyadh’s King Abdullah Financial District prime business, hospitality and lifestyle destination.
•
We are members of various collaborative delivery models, including Delivery Partner on the KSIA mentioned above, Qiddiya destination city development near Riyadh and a team member on NEOM The Line sustainable city in Saudi Arabia
•
Parsons is considered a go-to service provider for successful and timely delivery of world events with fixed opening dates, including UAE’s World Expo 2020 for which Parsons provided site-wide infrastructure, landscape design, and construction supervision services; and for FIFA World Cup 2022, where services from metro systems delivery and transportation management planning to vehicle access strategies and design were provided to manage traffic and build resilient infrastructure for the mega sporting event.
•
The team maintains a keen focus on innovative practices. As an example, we are integrating cutting-edge AI-driven design and construction supervision technologies across over 100 major GCC projects, enhancing efficiency and capabilities and driving much needed innovation in the construction industry.
•
Our Digital Solutions Lab applies tools developed in our Technology Advancement Group to provide digital solutions to our clients as an important and integral aspect of our technical offerings. Across our portfolio, Parsons is providing asset owners with relevant information across the full range of asset types to enable data driven management decisions and maximize ROI. We help clients optimize their lifecycle costs with a focus on O&M, including the provision of O&M planning and inspections on various roads and structures, including Dubai’s Shindagha Bridge, modeling the O&M outlook for Dubai Municipality on its major Strategic Sewage Tunnel Program, managing O&M strategy and implementation for urban development and infrastructure in Abu Dhabi with attainment of multiple Green Flag awards for parks and green spaces, and setting O&M strategies for optimized asset operations for mega cities such as Qiddiya, NEOM, as well as our continued work on the Yanbu and Jazan industrial cities, where Parsons has been setting and implementing O&M policies for over five decades.

Our Market Opportunities

Technology revolution, geopolitical events, regulatory changes, and environmental impacts are driving a swift pace of change, resulting in ongoing societal transformation, complicated global dynamics, and a shifting threat landscape. To address this evolving landscape, our customers are actively seeking technology-enabled solutions at the speed of relevancy to upgrade and transform assets and operations. The below trends are key growth drivers in both our Federal Solutions and Critical Infrastructure segments.

Defense Spending Remains a Priority of the U.S. national agenda due to the reemergence of long-term strategic peer competition and the continuance of domestic and international terrorism.. The near peer nation state reinvigoration has resulted in increased global disorder and a security environment, defined by rapid technological change. We believe the U.S. Department of War and Intelligence Community will continue to invest in cyber, space, artificial intelligence, electronic warfare, missile defense, and critical infrastructure protection. In addition, as a result of supporting ongoing war efforts, ammunition and munitions need to be replenished and the Army ammunition plants must be modernized to support this need.

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

Consistent Need for Actionable Intelligence to Support U.S. Priorities is driving a shifting threat landscape that necessitates a greater need for collaboration and cooperation between intelligence agencies. There is a new demand for joint all-domain command and control systems that are optimized to function cohesively across a spectrum of domains. This in turn drives a need for sophisticated data analytics to aggregate data into useful formats in real-time. To respond, we believe the United States intelligence community and Department of War will need continued focus on information sharing and collaboration for improved intelligence accuracy and timeliness encompassing multiple forms of intelligence collection.

Securing the border is a high priority for the Department of Homeland Security. This includes but is not limited to both physical and smart border walls, protection against unmanned air systems, and identity management. Additionally, the increased focus on the western hemisphere as outlined in the National Defense Strategy requires similar capabilities to support counter-drug efforts. Our proven and global border security capabilities include but are not limited to border security design, program management, prevention of weapons of mass destruction proliferation, counter nuclear smuggling detection and deterrence, security training, C-UAS, and identity management.

Indo-Pacific Command (INDOPACOM) is the Department of War’s Priority Theater. The United States has an enduring commitment to uphold a free and open INDOPACOM region. This has become complicated due to inter-state strategic competition and increasingly complex security environment. The United States is focused on competing, deterring and winning in this environment to safeguard free and open international order.

Golden Dome is a Key Program in Support of North America Homeland Defense. The Golden Dome program will accelerate and augment the delivery of ground and space-based capabilities to defend the Homeland against missiles, threats, drone attacks against major urban areas, and key installations. Parsons is well positioned to support Golden Dome through our MDA TEAMS Next program and Non-Kinetics Effects (NKE) capabilities across both Department of War and Intelligence customers, as well as our presence in both the United States and Canada.

Global Infrastructure Demand Drives Need for Significant Replacements and Technology-Driven Upgrades. Physical infrastructure is in need of upgrade throughout the world, driving unprecedented spending. Furthermore, modernized infrastructure is important to recover from unexpected disasters caused by climate events. The $1.2 trillion United States Infrastructure Investment and Jobs Act (IIJA) has increased funding for roads and highways, bridges, rail and transit, and aviation. Additionally, there is significant demand in other regions, including Canada and the Middle East. The Middle East has a planned spend that exceeds $1.8 trillion through 2030 and Canada has invested $140 billion through the Investing in Canada Plan launched in 2016 for a 12-year period. In particular, the Saudi Vision 2030 focus is driving major industrial city and urban development projects to meet economic diversification goals which drive both organic population growth and ambitious tourism, leisure, and entertainment development, while significant population inflows resulting Vision Plans are driving demand for infrastructure and urban development across the UAE. Critical infrastructure, specifically transportation infrastructure that is essential to national economic and security concerns, is also vulnerable to cyber threats. We believe that a focus on safety, security, sustainability and environmental impacts will continue to drive the replacement of aging infrastructure.

Per- and Polyfluoroalkyl Substances (PFAS) Remediation. PFAS are manufactured chemicals that have been used in industry and consumer products since the 1940s. Scientific studies have shown that exposure to PFAS in the environment may be linked to harmful health effects in humans and animals. Therefore, there is a need to reduce PFAS in the environment – groundwater, soil, and surface water. The Environmental Protection Agency has taken actions, including $10 billion of funding to address emerging contaminants in the IIJA, issuing health advisories and proposing new, legally enforceable

Maximum Contaminant Levels for PFAS substances found in drinking water. Parsons has unique capabilities, expertise, experience, and patents to mitigate PFAS risks and liabilities for federal, state, and commercial customers.

Urbanization Creates Demand for Smart Cities with Connected Populations. Cities around the globe increasingly demand connected and more sustainable capabilities, such as sensor networks and communication strategies to connect traffic signals, security cameras, and emergency systems, to provide important real-time information and better serve their citizens and reduce carbon emissions. Integrated corridor management solutions, intelligent transportation systems, advanced rail systems, and updated telecommunication networks will keep cities around the world functioning as smart and sustainable cities and serve as engines for economic growth.

Transformation of Legacy Service Delivery Models through Technology and Digital Transformation. Historical capital project management is changing with the introduction of cloud-connected digital design, automation, big data, machine learning, and other technologies. The introduction of these new technologies allows future-focused industry participants to reimagine existing value chains, address integrated lifecycle objectives, assure human rights are observed in their supply chains, provide environmentally sensitive and sustainable solutions, boost productivity, and streamline project management. Professional services firms that have the capability to embrace these new technologies to enhance their capability and service offering to higher value solutions will be well positioned to assist governments and communities in their transformation.

Change equals opportunity, and Parsons is well-positioned to serve a large array of global customers. We have a unique, complementary and diverse portfolio where we can capitalize on synergies. Across a broad set of industries and geographies, we provide smart and agile solutions that create the future for our national security and critical infrastructure customers as they adapt to the rapid expansion and changes of a more interconnected and technology-driven world.

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

Our differentiated business model and ability to move up the value chain and win larger programs, has driven high win rates with strong book-to-bill, leading organic revenue growth, expanded bottom line performance, and low capital requirements. We achieved average award and incentive fees of 93% in fiscal 2025, 86% in fiscal 2024 and 92% in fiscal 2023. Incentive fees are fees earned for achievement of certain performance criteria included in our contracts, such as achievement of target completion dates or target costs, and our incentive fees average is calculated as the actual incentive fees achieved as a percentage of incentive fees expected to be earned in the applicable period. In addition, we achieved a win rate of 61% in fiscal 2025, 72% in fiscal 2024 and 66% in fiscal 2023. Our re-compete win rate was 99.6% in fiscal 2025, 84% in fiscal 2024 and 93% in fiscal 2023. In fiscal 2025, our Federal Solutions revenues decreased 20% and our Critical Infrastructure revenues increased 15% year-over-year. As of December 31, 2025, our backlog was $8.7 billion, an decrease of 2% from year end fiscal 2024.

Long-Term Customer Relationships

We maintain long-term relationships with key government and commercial customers, many of which span over 40 years. For example, in the Federal Solutions segment, the Parson's team have been providing support to the Missile Defense Agency for nearly 40 years with approximately 1,000 personnel embedded with the customer. We have provided services to the Department of Energy (DOE) for over 50 years on a variety of projects, including work on DOE’s National Nuclear Security Agency program and have provided over 20 years of support to the United States Space Force and predecessor organizations. In the Critical Infrastructure segment, we have supported the Washington Metropolitan Area Transit Authority for over 50 years and have served as Program Manager for Yanbu Industrial City for nearly 50 years.

These longstanding relationships give us the insight and customer intimacy to align our research and development investments based on customer needs and enable high win rates for prime contract positions on the most technically demanding assignments. We believe that our position as a recognized leader in integrity, innovation, operational efficiency, safety and security, environmental and health, and our ability to deliver exceptional quality, has resulted in a high level of re-compete wins and has driven substantial customer loyalty. Our six core markets, including cyber and electronic warfare, space and missile defense, critical infrastructure protection, transportation, water and environment and urban development require leading-edge technologies and extensive technical know-how, and necessitate consistently exceptional performance, thus further entrenching us with our key customers and driving our long-term relationships.

Technology Innovation

Technology and our people are our most important assets, together they underpin our ability to consistently deliver for our customers. Investment in key technological capabilities is core to our business and helps us to stay at the forefront of the evolving trends across our end markets. To meet the challenges of tomorrow, we are focusing our technology investment in areas including artificial intelligence and machine learning; digital transformation; space, cyber and electronic warfare; assured position navigation and timing; emerging contaminant remediation; and quantum computing. The work of our collaborative, highly skilled and dedicated employees has enabled our long track record of continued innovation and execution on behalf of our customers. Our team of engineers, scientists, programmers and other specialists include PhDs and certified hackers, and over 4,400 of our skilled workforce hold government security clearances, which provides a competitive advantage for the highly technical and demanding work we perform. Our dual technical career path and Technical Fellows program enable retention and development of our strong technical talent.

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

Environmental Sustainability and Resiliency Excellence

Delivering a safer, healthier and more connected world means a focus on environmental sustainability and resilience. For Parsons, sustainability is a core value. We provide services to plan, design and support complex sustainable projects for our customers across the markets we serve, including transportation (aviation, rail and transit, intelligent transportation systems), ports, buildings, environmental remediation, and water/wastewater treatment.

We are committed to implementing efficient strategies in our corporate operations, cultivating an internal culture of sustainability, and fostering continuous improvement. As of the end of 2025, our employees held 288 sustainability-related credentials (such as LEED APs, Envision SPs, Certified Energy Managers and Pearl Qualified Professionals), underpinning our ability to deliver environmentally sound, sustainable, and resilient solutions for infrastructure, defense, security, and construction clients. Our environmental experts are also on the leading edge of developing innovative remediation approaches for emerging contaminants.

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

World Class Talent

We aim to be the employer of choice for top talent in every market that we serve by fostering a positive culture for employee engagement; emphasizing health and wellbeing for all employees; and encouraging career development at all levels of the organization. Our success is measured by our business performance, by the enthusiasm of our employees, and by our commitment to our employees’ growth. We strive to be a destination employer that attracts, retains and develops our workforce. As a testament to our employee engagement, in 2025 we had a record year for employee retention.

Demonstrated Ability to Identify and Execute Acquisitions to Transform our Business

Strategic acquisitions that augment our technology offerings and capabilities are a key tenet of our growth strategy. From the beginning of 2017 through the end of 2025, we have completed sixteen strategic acquisitions. In 2025 we acquired one company within Federal Solutions (CTI), and two within Critical Infrastructure (Applied Sciences and TRS Group). We seek companies that meet our strict financial criteria and have a similar mission-focused culture. These acquisitions include:

•
Applied Sciences Consulting, Inc.: Acquired October 1, 2025, at a purchase price of $28.1 million. Applied Sciences is a Florida based engineering firm that specializes in water and stormwater solutions for cities, counties, and water management districts across the state. Applied Sciences works closely with agencies across Florida to deliver solutions that protect and advance the region’s water infrastructure resilience. This acquisition expands Parsons’ water expertise and strengthens its presence in Florida and water is our most profitable and fastest-growing market within Infrastructure North America..
•
Chesapeake Technology International Corp. (CTI): Acquired July 1, 2025, for a purchase price of $91.5 million. CTI strengthens Parsons’ defense customer posture with Special Operations forces and enhances Parsons’ position in the INDOPACOM area of operations. CTI brings extensive capabilities as an all-domain technology solutions provider, powered by cutting-edge products that enhance the warfighters’ ability to sense, evaluate and deliver effects within the invisible battle spaces. These capabilities are critical for modern warfare and align with the new administration’s spending priorities.
•
TRS Group, Inc.: Acquired January 31, 2025, for a purchase price of $36.6 million. TRS is an industry leader in per and polyfluoroalkyl substances (PFAS), thermal, and holistic environmental remediation, having cleaned hazardous and toxic substances from soil, groundwater, and fire suppression systems for global clients. TRS has successfully completed more than 160 in situ thermal remediation projects, establishing itself as a proven operator in treating volatile and semi-volatile organic compounds, including PFAS, energetics, and pesticides, in soil, groundwater and bedrock.
•
BCC Engineering, LLC: Acquired November 1, 2024, at a purchase price of $233.5 million. BCC is a full-service engineering firm that provides planning, design, and management services for transportation, civil and structural engineering projects in Florida, Georgia, Texas, South Carolina, and Puerto Rico. This acquisition strengthens Parsons’ position as an infrastructure leader while expanding the company’s reach in the southeastern United States, an area where the Infrastructure Investment and Jobs Act (IIJA) provided approximately $100 billion in Federal Highway Administration dollars for fiscal years 2022 through 2026.
•
BlackSignal Technologies, LLC: Acquired August 16, 2024, at a purchase price of $203.7 million. BlackSignal is a next-generation provider built to counter near peer threats. This acquisition expands Parsons’ customer base across the Department of War and Intelligence Community and significantly strengthens Parsons’ positioning with full-spectrum cyber and electronic warfare, while adding new capabilities in the counterspace radio frequency domain – markets anticipated to grow more than 10% annually with double digit margin expectations. BlackSignal uses artificial intelligence and machine learning to create innovative signal processing techniques that detect and disrupt difficult to access command and control systems and platforms.
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
•
Sealing Technologies, Inc.: Acquired on August 23, 2023 for a purchase price of $176.0 million. SealingTech expands Parsons’ customer base across the Department of War and Intelligence Communities and further enhances Parsons’ capabilities in defensive cyber operations; integrated mission-solutions powered by artificial intelligence (AI) and machine learning (ML); edge computing and edge access modernization; critical infrastructure protection, and secure data management that protects national security.
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

•
BlackHorse Solutions, Inc.: Acquired July 6, 2021 at a purchase price of $205.0 million. Black Horse expands Parsons’ capabilities and products in next-generation military, intelligence, and space operations, specifically in cyber, electronic warfare, and information dominance. Black Horse’s technology is shaping the future of information dominance and converged military operations by unifying cyber, electromagnetic warfare, and information operations for the Department of War and Intelligence Community customers. The company also provides autonomous and distributed detection, identification, exploitation and the defeat of today’s most complex communications.
•
Braxton Science and Technology Group, LLC: Acquired in November 2020 at a purchase price of $310.9 million ($267 million less the tax asset), Braxton operates at the forefront of satellite operations, ground automation, flight dynamics, and spacecraft antenna simulation for the U.S. Department of War and Intelligence Community. These capabilities position Parsons to capitalize on the quickly evolving space missions of its national security space customers and address rapid market growth driven by proliferated low earth orbit constellations, small satellite expansion and space cyber resiliency.
•
QRC® Technologies: Acquired in 2019 at a purchase price of $214.1 million, QRC® Technologies is a disruptive product company that provides design and development of open-architecture radio-frequency products.
•
OGSystems: Acquired in 2019 at a purchase price of $292.4 million, OGSystems is a disruptive geo-intelligence solutions and immersive engineering provider that creates technology solutions for the United States intelligence community and the U.S. Department of War. OGSystems’ VIPER Labs and Immersive Engineering techniques serve as the catalysts for deployment of geospatial systems and software, embedded system threat analytics and cloud engineering solutions. OGSystems’ advanced hardware solutions include the PeARLtm family of sensors, combining industry-leading camera and optic lens technologies with our software solutions, yielding very high resolution 2D and 3D aerial imagery.
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

Our Strategy for Growth

Our growth strategy is to create the future of national security and critical infrastructure, while moving up the value chain as a solutions integrator and software provider. The future is full of possibility, and the defense, security, and critical infrastructure markets are where we can collectively shape what tomorrow will look like.

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

People First

Driven by our people-first and high-purpose culture, we recognize that our people are key to our success in developing and delivering the technology and solutions to support our customers’ critical missions. Our most important asset is our team of talented employees, over 21,000 as of December 31, 2025, who are committed and passionate experts critical to delivering leading capabilities and whose expertise is sought by our clients for their most sophisticated applications and challenges. Our employees choose Parsons and stay with us for the opportunity to collaborate with our customers, deploy our expansive technical resources, rapidly bring bold ideas to market and work on leading solutions to enable a better world. Our management team has extensive experience executing strategies for delivering profitable growth and is recognized for operational excellence and leadership integrity. They have strong leadership capabilities in the markets we serve and the solutions and technology we deliver. Most importantly, we strive to give our employees and managers the best possible employee experience throughout their careers with Parsons.

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
•
Robust university relations and intern program to help shape the next generation of leaders
•
Internal mobility program that supports employee growth, career development and retention

“Get to Yes”

By “getting to yes”, we enable the delivery of agile, innovative, and transformative solutions to our customers. This is increasingly important as our federal customers seek to reform their acquisition processes and make them more commercial. As a company that operates in both federal and commercial spaces, we align with this approach. We seek to enhance and optimize our core business and improve our financial performance, including revenue growth, margin expansion and positive cash flow, using the following strategies:

•
Developing a company-wide agile framework to enable responsive solutions delivery
•
Promoting collaboration and cross-company sharing to drive informed, timely decision making
•
Aligning goals through shared one-company objectives and a focus on timely feedback to ensure opportunities for improvement are realized and executed
•
Using artificial intelligence tools to improve our internal processes and deliver an improved customer experience
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
Rigorously managing our working capital to maximize cash flow
•
Committing to being a responsible corporation for Parsons and our customers

Top Positions in High-Growth, Sustainable Markets

We have a balanced portfolio between national security and critical infrastructure and a wide range of end markets. We recognize the importance of driving business focus and will resource/invest in areas where we believe Parsons can have a top position in markets that are high-growth, profitable, and enduring. These include cyber and electronic warfare, space and missile defense, transportation, water and environment, and urban development. We utilize the following strategies, among others, towards achieving this goal:

•
We continuously evaluate and shape our portfolio to divest, exit and de-emphasize lower-performing businesses and markets.
•
We invest in critical, differentiated technology areas, including artificial intelligence, assured position navigation and timing, PFAS remediation, cyber/electronic warfare, and product development in areas including defensive cyber, space command and control, intelligent transportation systems, spectrum operations and biometrics.
•
We seek continuous expansion in our focused high-growth markets:
o
Cyber and Electronic Warfare – Continue our growth momentum by offering end-to-end full spectrum cyber operations and comprehensive electromagnetic spectrum coverage including solutions, tools, operations and platforms for our U.S. Department of War and Intelligence Community customers.
o
Space and Mission Defense – Extend our space situational awareness, ground systems, classified sensors and assured position, navigation and timing solutions to our current space customers and to new space, and geospatial customers' in the government and commercial space markets. Support our customer’s integrated air and missile defense strategy and deployment. Provide thought leadership in evolving areas, including Golden Dome.
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
o
Water and Environment – Leverage our specialized skill and experience with respect to remediating mines and oil wells and eliminating emerging contaminants. Apply our design capabilities and innovative technologies to modernize, upgrade and create new water/wastewater treatment systems. Provide coastal resiliency. Lead elimination of emerging contaminants (PFOS) from our soil, groundwater and surface water.
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

As of December 31, 2025, our total backlog was approximately $8.7 billion, consisting of $6.4 billion of funded backlog and $2.3 billion of unfunded backlog. We expect to recognize $4.1 billion of our funded backlog as of December 31, 2025 as revenues in the following twelve months. However, our government customers may cancel their contracts with us at any time through a termination for convenience or may elect to not exercise option periods under such contracts. In the case of a termination for convenience, we would not receive anticipated future revenues but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed.

Competition

The industries we operate in consist of a wide range of enterprises ranging from small, niche-oriented companies to multi-billion-dollar corporations that serve diverse government and commercial customers. We compete on the basis of our technical expertise and innovation, our ability to deliver cost-effective multi-faceted solutions and services in a timely manner, our reputation and relationships with our customers, qualified and/or security-clearance personnel, and pricing. Our peer group in Federal Solutions are U.S. federal systems integrators and service providers such as Booz Allen Hamilton, CACI International Inc, Leidos Holdings, Inc., and Science Applications International Corporation. Our peer group in Critical Infrastructure includes AECOM, Jacobs Solutions Inc., Stantec, Tetra Tech, Inc., and WSP.

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

Human Capital Management

We are committed to enhancing our position as a leading employer in our industry and aim to do this through providing a positive employee experience. Our culture and reputation as a leading provider of technology-driven solutions in the defense, security and critical infrastructure markets enables us to recruit and retain some of the best available talent across the globe.

Our professionals are highly educated, with a wide range of technical acumen and in-depth domain knowledge and expertise. Our culture and values enable us to continue attracting qualified talent, particularly those with security clearances and requisite skills in multiple areas, including Project Management, Engineering, Software Development, Cyber, Data Analytics, Environmental and Architecture. We have over 10,600 employees who hold degrees and over 3,600 with advanced degrees and professional credentials as of December 31, 2025. Our experienced teams understand our clients and are comprised of technology subject matter experts and professionals with deep knowledge and experience.

Employee Recognition

As a people first organization, we are dedicated to recognizing employee performance and promoting a culture of recognition. We are immensely proud to maintain a formal employee recognition program that is 100% developed and maintained in-house – a rare accomplishment in our industry. We approach company culture this way: recognition is a mindset.

The Distinguished Recognition and Incentive Program, affectionately known as the DRIVE Program, recognizes, rewards, and encourages high-caliber work. The DRIVE program is comprised of nine distinct award levels, each with its own criteria, workflow, and rewards – some monetary and some non-monetary. The program is open to all part- and full-time employees around the globe, and awards can be distributed from supervisor to team or team member, individual contributor to supervisor, and from peer to peer. That flexibility is what we are most proud of—all employees can recognize someone else or be recognized themself. In 2025, we are pleased that over 4,000 DRIVE awards were conveyed to our employees with monetary awards totaling over $7.1 million.

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

Employee Stock Ownership Plan

At December 31, 2025, approximately 5,800 of our employees participated in our Employee Stock Ownership Plan (ESOP) which held 50,864,117 shares at December 31, 2025. Our employees own approximately 39% of the total outstanding shares in the ESOP. The board of directors approved amendments to the ESOP to provide greater diversification rights to participants, greater flexibility for certain eligible participants to receive their balances in fewer installments, and for lump sum distributions to participants and removing the annual installments. Annual diversification elections and five-year vested termination distributions are not impacted by this amendment and will still occur annually and over installments as outlined in the Plan.

Employee Stock Purchase Plan

At the 2020 Annual Meeting of Parsons’ Shareholders, the shareholders approved the implementation of the Employee Stock Purchase Plan (ESPP). The ESPP provides an opportunity for eligible employees (as defined in the ESPP) to purchase Parsons’ stock. By participating in the ESPP, an eligible employee may purchase Parsons’ shares at a 5% discount from the New York Stock Exchange closing price at the end date for each offering period (June 30th and December 31st of each year). During 2025 and 2024, our employees purchased approximately 149,844 and 95,984 shares, respectively, of Parsons’ stock.

Stock Repurchase Plan

On August 9, 2021, the board of directors authorized Parsons Corporation to acquire a number of shares of common stock having an aggregate market value of not greater than $100,000,000 from time to time, commencing on August 12, 2021. The Board further amended this authorization in August 2022 to remove the prior expiration date and grant executive leadership the discretion to determine the price for such share repurchases. The Board further amended this authorization in February 2024 to restore the repurchase capacity to $100 million and removed the $25 million quarterly cap on such repurchases, and (ii) March 2025 to increase the share repurchase authorization to $250,000,000. Any repurchases made by the Company during Q1 of 2025 would be deducted from the reset capacity. With the March 2025 increase, the Board authorized the Corporation to appoint a Pricing Committee to approve terms for share repurchases pursuant to a Rule 10b5-1 Plan to provide for regular quarterly share repurchases, and the Pricing Committee approved the Corporation’s Rule 10b5-1 Plan in May 2025. Under prior authorizations, the Company repurchased shares with an aggregate market value of $79.7 million. The aggregate market value of the shares of Common Stock that Company is authorized to acquire from prior authorizations and the March 2025 authorization is not greater than $329.7 million. As of December 31, 2025, the company has spent $204.7 million to repurchase 3,535,849 shares of common stock at an average price of $57.89 per share. Of the $204.7 million of repurchases, $45 million were acquired pursuant to the Rule 10b5-1 Plan.

Intellectual Property

Our intellectual property portfolio consists of issued and pending patents as well as trademarks for many of our technologies. In addition, we maintain a number of trade secrets that we endeavor to protect to ensure their continuing availability to us. Our technical expertise is vital to our growth strategy, and we believe they are a core competitive advantage. We have 41 issued patents and 12 pending patents in the United States and 7 pending patents internationally. We have 64 registered trademarks and 4 pending trademark applications in the United States, and 80 trademarks and 12 pending trademark applications internationally. We also currently offer 45 products for sale to our global customers.

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

Government Procurement. The services we provide to the U.S. Government are subject to Federal Acquisition Regulation, or FAR, Defense Federal Acquisition Regulation, or DFARS, the Truthful Cost and Pricing Data Act, Cost Accounting Standards, or CAS, the Services Contract Act, the False Claims Act,

export controls rules and U.S. Department of War security regulations, as well as government agency policies and many other laws and regulations. These laws and regulations affect how we transact business with our clients and, in some instances, impose additional costs on our business operations. A violation of specific laws and regulations could lead to fines, contract termination or suspension of future contracts. Generally, our government clients can also terminate, renegotiate, or modify any of their contracts with us at their convenience, and many of our government contracts are subject to renewal or extension annually.

On January 31, 2020, the U.S. Department of War (DOW) released the Cybersecurity Maturity Model Certification (“CMMC”) program as a framework to assess and enhance the cybersecurity posture of the Defense Industrial Base (“DIB”), particularly as it relates to controlled unclassified information (CUI) within the supply chain. CMMC is designed to ensure that contractors providing services to the U.S. DOW have implemented cybersecurity controls and processes to adequately protect information that resides on DIB systems and networks. An interim rule was issued on September 29, 2020, to amend the Defense Federal Acquisition Regulation Supplement (DFARS) by adding a new DFARS clause, 252.204-7021, which specifies CMMC requirements and enables the DOW to verify the protection of the Federal Contract Information (FCI) and CUI within the unclassified networks of DIB companies. DOW initiated an internal review and ultimately published draft “Version 2.0” of the CMMC program structure in November 2021.The DOW finalized the CNNC Program rule 32 CFR on October 15, 2024 and went into effect on December 16, 2024.

The CMMC is codified in two parts. The first, 32 CFR defines the requirements for CMMC and grants C3PAOs (CMMC 3rd Party Assessment Organizations) the ability to conduct CMMC assessments, and companies now have the ability to have official CMMC assessments conducted. The second is the 48 CFR. This rule enforces the CMMC requirements in new and existing contracts and allows the DOW to require a specific CMMC level in a solicitation or contract. The 48 CFR went into effect on November 15, 2025, beginning Phase 1 of the CMMC Program. Companies are now required to be officially assessed by a C3PAO for Level 2 certifications and, in certain circumstances, may be reassessed by DIBCCAC (Defense Industrial Base Cybersecurity Assessment Center).

As part of the Defense Contract Management Agency (DCMA) Joint Surveillance Voluntary Assessment (JSVA) Program, Parsons successfully passed a High Confidence (CMMC Level 2) Assessment in July 2023 for the FedNet® Secure closed environment. Due to a significant change in the assessment scope, FedNet® Secure required a recertification assessment on December 15, 2025 with an external C3PAO. Parsons established an internet-accessible secure environment designated for CUI program work, which was CMMC Level 2 certified on September 25, 2025. All 110 control requirements and 320 control objectives were deemed 100% satisfied within the C3PAO’s official report and the acquired certification.

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

Executive Officers

Carey A. Smith, age 62, was appointed Chair of the Board of Directors on January 18, 2022. She became the President and Chief Executive Officer on July 1, 2021. She was initially appointed as

President and Chief Operating Officer in November 2019, Chief Operating Officer in November 2018 and led Parsons’ Federal Solutions business from November 2016. Before joining Parsons, Ms. Smith served in progressive leadership roles at Honeywell International Inc. (“Honeywell”) from 2011 to 2016, including President of the Defense and Space business unit. In total, Ms. Smith has 40 years of industry experience spanning the defense, intelligence and infrastructure markets. Ms. Smith serves on the Edison International board of directors, including on the Compensation and Executive Personnel Committee, where she is the committee chair, and the Safety and Operations Committee. She is a National Association of Corporate Directors (NACD) Directorship (NCADD.DC) and Cyber Governance Certified. Ms. Smith received an honorary doctorate from Ohio Northern University, a master’s degree in electrical engineering from Syracuse University and a bachelor-of-science in electrical engineering from Ohio Northern University. She has numerous recognitions including the GovCon Executive of the Year award in 2023. Additionally, Parsons received GovCon Company of the Year Award in 2024. Ms. Smith was selected to serve on our board of directors because of the deep industry and operations experience that she has as our CEO.

Matthew Ofilos, age 46, was appointed Chief Financial Officer of Parsons Corporation effective July 25, 2022. Mr. Ofilos previously served as the Parsons’ executive vice president of finance and brings more than twenty-five years of finance experience and a proven track record of delivering profitable growth and building high-performance finance teams to the role. As executive vice president, Mr. Ofilos led the company’s financial operations, including project controls, financial planning, accounting, treasury, and financial systems. Prior to joining Parsons in 2021, he led multi-billion-dollar finance organizations, including those for Amazon Web Services (AWS) Worldwide Public Sector and Strategic Industry businesses. Prior to AWS, he held roles of increasing responsibility at Raytheon, concluding his tenure as CFO for the Space and Command & Control businesses for the Intelligence, Information and Services segment. Mr. Ofilos holds a Master of Business Administration from Boston University and a Bachelor of Science from Babson College.

Michael R. Kolloway, age 65, was appointed General Counsel and Corporate Secretary of Parsons Corporation in October 2017 and later became our Chief Legal Officer in January 2019. Before assuming the role of General Counsel and Corporate Secretary, Mr. Kolloway served as Deputy General Counsel – Americas from March 2016 through October 2017. Before joining Parsons, Mr. Kolloway served as Senior Vice President and Assistant General Counsel for Operations and Risk Management at AECOM Technology Corporation, a publicly traded company. Prior to his tenure at AECOM, Mr. Kolloway was a partner in the Chicago law firm of Rock, Fusco & Garvey, Ltd and a member of the Federal Trial Bar for the Northern District of Illinois. Mr. Kolloway received his Bachelor of Arts degree from St. Norbert College, his Juris Doctor from the University of Illinois College of Law and completed the General Counsel Program at the Harvard University School of Law. Mr. Kolloway served on the Board of Directors for MUSE/IQUE based in Pasadena, California. He is a member of the Association of Corporate Counsel and the In-House Mentorship Committee for the Charlotte Chapter. Mr. Kolloway will retire during the second quarter of 2026. John T. Martinez will succeed Mr. Kolloway as Chief Legal Officer on February 16, 2026.

Susan Balaguer, age 56, was appointed as Chief Human Resources Officer of Parsons Corporation effective July 16, 2021. Ms. Balaguer is responsible for all aspects of the human resources function, including benefits, recruitment, retention, and the employee lifecycle and employee experience for the company. Ms. Balaguer has over thirty-five years of extensive experience in global human resources for public and private companies, and over a decade of experience with public and private mergers and acquisitions, private equity, and large-scale business integrations. Before joining Parsons in 2021, she served as the Chief Human Resources Officer at Serco North America and Engility. She also previously served as the senior vice president of HR operations at CACI and, for over twenty years, she held progressive HR leadership positions at Raytheon.

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

Risk Relating to Our Business

•
Government budgets, spending and priorities could change in a manner that adversely affects our future revenue and limits our growth prospects.
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

Risk Related to Our Common Stock

•
Your ability to influence corporate matters may be limited because the ESOP beneficially owns a significant amount of our stock and therefore our employees, voting the shares allocated to them under the ESOP, or the ESOP Trustee, who will have the right to vote shares for which no voting instructions are provided by employees, could have substantial control over us.

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

In particular, with regard to our largest single customer, the U.S. federal government, budget deficits, the national debt and the prevailing economic condition, and actions taken to address them, could negatively affect the U.S. government expenditures on defense, intelligence, and civil programs for which we provide support. One customer set within the federal government exceeded 20% of Parsons’ revenue during 2025. The volume of work awarded to Parsons pursuant to the second-year option for a large confidential contract was significantly reduced during 2025 and is currently winding down.

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

The U.S. federal government and its agencies, including the military and intelligence community, collectively are our largest customer. In particular, it represents substantially all of the revenue of our Federal Solutions segment. Approximately 19% and 23% of accounts receivable as of December 31, 2025 and December 31, 2024, respectively were derived from contracts with the U.S. federal government and its agencies. Our reputation and relationships with various U.S. government entities and agencies, including the U.S. Department of War, the U.S. Department of State, the Federal Aviation Administration, the United States Intelligence Community, and other federal civilian customers are key factors in maintaining and growing these revenues and winning new bids for new business. Negative press reports or publicity, regardless of accuracy, could harm our reputation. If our reputation or relationships with government agencies were to be negatively affected, or if we are suspended or debarred from contracting with government agencies for any reason, the amount of business with government and other customers would decrease and our financial condition and results of operations could be adversely affected.

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

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Accordingly, our effective tax rate is impacted by changes in the mix of earnings in countries with differing tax rates and the changes in tax laws or their interpretation. Due to economic and political conditions, many tax jurisdictions, including the U.S., have called for comprehensive changes to fiscal and tax policies that could significantly impact how we are taxed on our domestic and foreign earnings. Such changes, if enacted into law, could increase our effective tax rate and have a material adverse impact on our financial condition and results of operations. For example, the Organization for Economic Co-Operation and Development has developed a two-pillar framework to reform and modernize international tax rules, including the release of global minimum tax standards referred to as the Pillar Two Model Rules (and also referred to as the Global Anti-Base Erosion or “GloBE” rules). Several jurisdictions in which we operate have enacted these rules and are effective for the Company’s 2025 fiscal year. The Company has considered the impact of the GloBE implementation in its provision for income taxes based on currently enacted legislation and continues to monitor the impacts of pending enactments and changes to the GloBE rules.

We are also subject to regular examination by tax authorities. Although we believe that our positions are reasonable, they could be materially affected by many factors, including the final outcome of tax audits, introduction of new income tax legislation or regulations and related interpretations. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance as to the outcome of these examinations. If the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our financial condition and results operation could be materially affected.

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

13% of our revenue during fiscal 2025, 12% of our revenue during fiscal 2024 and 13% of our revenue during fiscal 2023 was derived from our operations through consolidated joint ventures. In addition, 3.1% of our revenue during fiscal 2025, 2.7% of our revenue during fiscal 2024 and 3.9% of our revenues in fiscal 2023 related to services we provided to our unconsolidated joint ventures, where control resides with unaffiliated third parties, and 0.6% of our operating income during fiscal 2025, (5.5)% of our operating income during fiscal 2024 and (16.6)% of our operating income during fiscal 2023 was derived from equity in our unconsolidated joint ventures. As with most joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture partners and we typically have joint and several liability with our joint venture partners under the applicable contracts for joint venture projects. These factors could potentially adversely impact the business and operations of a joint venture and, in turn, our business and operations.

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

We have investments in and commitments to joint ventures with unrelated parties. These joint ventures from time to time may borrow money to help finance their activities and, in some circumstances, we may be required to provide guarantees of the obligations of our affiliated entities. As of December 31, 2025, we had $184.4 million of letters of credit and guarantees that relate to joint ventures. If these entities are not able to honor their obligations under the guarantees, we may be required to expend additional resources or suffer losses, which could be significant.

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

Revenue derived from fixed-price contracts represented 34% of our total revenue during fiscal 2025, 42% of our total revenue during fiscal 2024, and 33% of our total revenue during fiscal 2023. When making proposals on fixed-price contracts, we rely heavily on our estimates of costs, scope and timing for completing the associated projects, as well as assumptions regarding technical issues. In particular, contracts in our Critical Infrastructure segment are often won in a hard-bid process, in which clients primarily select the lowest price from a qualified bidder with the understanding that they will not pay above the bid amount, even if we perform work beyond the initial scope of our contract. In each case, our failure to accurately estimate costs, scope or the resources and technology needed to perform our contracts or to effectively manage and control our costs during the performance of work could result, and in some instances has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in connection with the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control, such as performance failures of our subcontractors, natural disasters or other force majeure events, could make our contracts less profitable than expected or unprofitable.

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

As of December 31, 2025, we had goodwill and intangible assets of $2.5 billion. Goodwill is tested for impairment annually, or more often if indicators of potential impairment exist, and intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Examples of events or changes in circumstances indicating that the carrying value of goodwill may not be recoverable could include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key contracts, customer relationships, or personnel that affect current and future operating cash flows of the reporting unit. Any future impairment of goodwill or other intangible assets would have a negative impact on our profitability and financial results.

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

Revenue attributable to our services provided outside of the United States as a percentage of our total revenue was 26.1% in 2025, 22.6% in 2024 and 24.4% in 2023. There are risks inherent in doing business internationally, including:

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

As of December 31, 2025, our total backlog was $8.7 billion, of which $6.4 billion was funded. Our backlog includes orders under contracts that can extend for several years. We historically have not realized all of the revenue included in our total backlog, and we may not realize all of the revenue included in our total backlog in the future. There is a somewhat higher degree of risk in this regard with respect to unfunded backlog and backlog related to unexercised options years and IDIQ contracts for which task orders have not yet been issued. In addition, there can be no assurance that our backlog will result in actual revenue in any particular period. This is because the actual receipt, timing and amount of revenue under contracts included in backlog are subject to various contingencies, including congressional appropriations, many of which are beyond our control. In particular, delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions could adversely affect our ability to timely recognize revenue under our contracts included in backlog. Furthermore, the actual receipt of revenue from contracts included in backlog may never occur or may be delayed because: a program schedule could change or the program could be canceled; a contract’s funding or scope could be reduced, modified, delayed or terminated early, including as a result of a lack of appropriated funds or as a result of cost cutting initiatives and other efforts to reduce government spending; in the case of funded backlog, the period of performance for the contract has expired; in the case of unfunded backlog, funding may not be available; in the case of backlog related to unexercised option years, the contract option is not yet exercised or may ever be exercised; and, in the case of backlog related to IDIQ contracts where task orders have not been issued, no further task orders may be issued. In addition, headcount growth is the primary means by which we are able to achieve revenue growth. Any inability to hire additional appropriately qualified personnel or failure to timely and effectively deploy such additional personnel against funded backlog could negatively affect our ability to grow our revenue. We may also not recognize revenue on funded backlog due to, among other reasons, the tardy submissions of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the U.S. government’s fiscal year. The amount of our funded backlog is also subject to change, due to, among other factors: changes in appropriations that reflect changes in government policies or priorities resulting from various military, political, economic or international developments; changes in the use of government contracting vehicles, and the provisions therein used to procure our services; and adjustments to the scope of services under, or cancellation of contracts, by the applicable government at any time. Furthermore, even if our backlog results in revenue, the contracts may not be profitable.

If we cannot collect our receivables or if payment is delayed, our business may be adversely affected by our inability to generate cash flow, provide working capital or continue our business operations.

As of December 31, 2025, our accounts receivable, net was $1.1 billion We depend on the timely collection of our receivables to generate cash flow, provide working capital and continue our business operations. If our customers fail to pay or delay the payment of invoices for any reason, our business and financial condition may be materially and adversely affected. Our customers have in the past and may in the future delay or fail to pay invoices for a number of reasons, including lack of appropriated funds, lack of an approved budget or as a result of audit findings by government regulatory agencies. We also experience longer payment cycles in the Middle East. We cannot assure you that we will collect all our accounts receivable in excess of our allowance for doubtful accounts in a timely manner, which would impact our cash flows.

The agreements governing our debt contain a number of restrictive covenants which may limit our ability to finance future operations, acquisitions or capital needs or engage in other business activities that may be in our interest.

As of December 31, 2025, our total indebtedness was approximately $1.2 billion. Our Credit Agreement and the agreements governing our Term Loan and Convertible Notes contain a number of covenants that impose operating and other restrictions on us and our subsidiaries. Such restrictions affect or will affect, and in many respects limit or prohibit our ability and the ability of our subsidiaries to, among other things:

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

The Parsons' ESOP is a qualified retirement plan under the Internal Revenue Code. If the ESOP failed to meet the requirements of a tax qualified retirement plan, we could be subject to substantial penalties.

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

We are signatory to approximately 10 active union collective bargaining agreements as of December 31, 2025 and employ more than 400 employees represented by unions. The outcome of any future negotiations relating to union representation or collective bargaining agreements for these or other employees in the future may not be favorable to us. We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefit expenses. In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations. If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

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

At December 31, 2025, we had 145,676,335 shares of our common stock issued and 106,968,082 outstanding. Of these shares, 50,864,117 shares are owned by the ESOP, 56,103,965 shares are publicly owned, and 38,708,253 shares are Treasury stock. We are party to a registration rights agreement with the ESOP Trustee, providing the ESOP with certain demand registration rights related to shares held by the ESOP in the event the ESOP Trustee determines in good faith, in exercising its fiduciary duties under ERISA, that the ESOP is required to sell its shares, which we believe is only likely to occur if our business, financial condition or results of operations have materially and adversely deteriorated.

Qualifying ESOP participants have the right to receive distributions of shares of our common stock from the ESOP and can sell such shares in the market.

As of December 31, 2025, there were 50,864,117 shares of common stock held in the ESOP. Shares held in the ESOP are eligible for sale in the public market, subject to applicable Rule 144 limitations, vesting restrictions and any applicable market standoff agreements and lock-up agreements. Participants are generally entitled to distributions from the ESOP only following termination of employment or upon death and in order to diversify their accounts upon attaining a specified age and completing a specified number of years of service. As previously noted in the section of Part 1, Item 1 entitled “Employee Stock Ownership Plan”, the board of directors previously approved amendments to the Employee Stock Ownership Plan to provide more flexible diversification rights for participants, the modification of the thresholds for distributions to participants in the ESOP for the provision of lump sum distributions to participants and removing the annual installments. Annual diversification elections and five-year vested termination distributions were not impacted and still occur annually and over installments as outlined in the Plan.

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

We have an aggregate of 854,323,665 shares of common stock authorized but not outstanding and not reserved for issuance under our 2021 Plan, under our existing Incentive Plans or otherwise. We may issue all of these shares without any action or approval by our stockholders. The issuance of additional shares could be dilutive to existing holders. We historically have made annual contributions of our common stock to the ESOP. We made contributions of 1,172,622 shares in fiscal 2025, 633,033 shares in fiscal 2024, and 915,113 shares in fiscal 2023 of our common stock to the ESOP and intend to continue to make annual contributions in shares of our common stock to the ESOP. In fiscal 2025, 2024 and 2023, we made annual contributions to the ESOP in shares of our common stock in the amount of 8% of the participants’ cash compensation for the applicable year (net of shares forfeited by participants in the applicable year). For future fiscal years, the annual contribution to the ESOP shall be in amounts as determined by the board of directors.

Your ability to influence corporate matters may be limited because the ESOP beneficially owns a majority of our stock and therefore our ESOP participants, voting the shares allocated to them under the ESOP, or the ESOP Trustee, who will have the right to vote shares for which no voting instructions are provided by employees, could have substantial control over us.

Our common stock has one vote per share. The ESOP beneficially owns approximately 47% of our outstanding common stock, 39% of which is owned by current employees of Parsons Corporation. Under the terms of the ESOP, each participant has the ability to direct the ESOP Trustee on the voting of the shares allocated to his or her account under the ESOP. However, the ESOP Trustee will vote any shares that a participant does not direct the voting, or any shares that are held by the ESOP which are not allocated to participants’ accounts. As such, the ESOP Trustee may be able to exercise a greater influence than otherwise over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

We use NIST Cybersecurity Framework and CIS Critical Security Controls as a guide to help us identify, assess, and manage cybersecurity relevant to our business. We are also structured to CMMC which aligns with DOW/Federal contractor program compliance. This does not imply that we meet any particular technical standards, specifications, or requirements.

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

Item 2. Properties.

Our headquarters are located in Chantilly, Virginia. As of December 31, 2025, we leased 248 commercial facilities (including our headquarters) with an aggregate of approximately 2.7 million square feet of space across 37 U.S. states and 16 countries used in connection with the various services rendered to our customers. Additionally, we operate at several customer-accredited Sensitive Compartmented Information Facilities, which are highly specialized, secure facilities used to perform classified work for the United States intelligence community. We also have employees working at customer sites throughout the U.S. and in other countries. We believe our facilities are adequate for our current and presently foreseeable needs.

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

In September 2015, a former Parsons employee filed an action in the United States District Court for the Northern District of Alabama against us as a qui tam relator on behalf of the United States (the “Relator”) alleging violation of the False Claims Act. The plaintiff alleges that, as a result of these actions, the United States paid in excess of $1 million per month between February and September 2006 that it should have paid to another contractor, plus $2.9 million to acquire vehicles for the contractor defendant to perform its security services. The lawsuit sought (i) that we cease and desist from violating the False Claims Act, (ii) monetary damages equal to three times the amount of damages that the United States has sustained because of our alleged violations, plus a civil penalty of not less than $5,500 and not more than $11,000 for each alleged violation of the False Claims Act, (iii) monetary damages equal to the maximum amount allowed pursuant to §3730(d) of the False Claims Act, and (iv) Relator’s costs for this action, including recovery of attorneys’ fees and costs incurred in the lawsuit. The United States government did not intervene in this matter as it is allowed to do so under the statute. In March 2025, the court granted Parsons’ motion for summary judgment. The Relator has appealed this decision. We anticipate that oral argument will be heard by the appellate court in 2026.

On July 1, 2024, a final judgment was filed with the clerk of the Superior Court of the State of California In and For the County of San Mateo with an award of damages in the total amount of approximately $102.5 million in favor of Parsons Transportation Group, Inc. and against Alstom Signaling Operations LLC (Alstom"). This proposed award relates back to a lawsuit Parsons initially filed against the Peninsula Corridor Joint Powers Board for breach of contract and wrongful termination in February 2017 (which was settled between Parsons and the Joint Powers Board in 2021) and a cross-complaint filed against Alstom Signaling Operations LLC in November 2017, as subsequently amended, for breach of contract, negligence and intentional misrepresentation. On September 23, 2024, the Court awarded pre-judgment interest in the amount of $34.0 million and amended the judgment accordingly to include such interest. Alstom filed a Notice of Appeal and has posted a bond as required under California law. The appellate briefs have been filed with Parsons having until February 2026 to file their final brief. We anticipate oral argument will occur in 2026.

At this time, the Company is unable to determine the probability of the outcome of the litigation.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NYSE under the ticker symbol “PSN”.

Dividend Policy

During the years ended December 31, 2025, 2024 and 2023, the Company did not declare any dividends. We currently do not intend to declare or pay any cash dividends in the foreseeable future. Any determination to pay dividends on our capital stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, restrictions under our Convertible Senior Notes, or the Term Loan and Credit Agreement, and other factors that our board of directors considers relevant.

Shareholders

According to the records of our transfer agent, there were two shareholders of record as of February 3, 2026.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2025 regarding compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	-		-	1,217,941	(2)
Equity compensation plans not approved by security holders	1,591,245	(3)	-	6,931,420	(4)
Total	1,591,245		-	8,149,361

(1)
Consists of the 2020 Employee Stock Purchase Plan.
(2)
Amount represents 1,217,941 shares remaining available for future issuance under the 2020 Employee Stock Purchase Plan (of which 79,496 shares were purchased pursuant to the offering period that ended on December 31, 2025).
(3)
Amount represents the sum of 1,591,245 shares of common stock subject to outstanding RSU and PSU awards under the 2019 Incentive Plan (with PSU awards reflected at “target” levels),
(4)
Amount represents 6,931,420 shares remaining available for future issuance under the 2019 Incentive Plan.

Performance Graph

The following graph compares the cumulative total return, from December 31, 2020 through December 31, 2025, to shareholders of Parsons Corporation common stock relative to the cumulative total returns of the Russell 2000 Index and the Standard and Poor’s IT Consulting & Other Services Index. The graph assumes that the value of the initial investment in our common stock and each of the two indexes was $100 on December 31, 2020, and tracks it through December 31, 2025 (including reinvestment of dividends). The stock performance included in this graph is not necessarily indicative of future stock price performance.

	12/20	12/21	12/22	12/23	12/24	12/25

Parsons Corp.	100.00	92.42	127.03	172.23	253.36	169.73
Russell 2000	100.00	114.82	91.35	106.82	119.14	134.40
S&P Composite 1500 IT Consulting & Other Services	100.00	137.94	105.38	133.79	151.97	154.21

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our 2026 Proxy Statement.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On August 9, 2021, the Company’s Board of Directors authorized the Company to acquire a number of shares of Common Stock having an aggregate market value of not greater than $100 million from time to time, commencing on August 12, 2021. The Board further amended this authorization in August 2022 to remove the prior expiration date and grant executive leadership the discretion to determine the price for such share repurchases. The Board further amended this authorization in March 2025 to increase and reset the repurchase capacity to $250 million. Any purchases made by the Company during Q1 of 2025 were deducted from the reset capacity.

Under prior authorizations, the Company had repurchased shares with an aggregate market value of $79.7 million. The aggregate market value of shares of Common Stock the Company is authorized to acquire from prior authorizations and the March 2025 authorization is not greater than $329.7 million.

As of December 31, 2025, the Company has spent $204.7 million (which includes commissions paid of $71 thousand) repurchasing 3,535,849 shares of Common Stock at an average price of $57.89 per share.

The following table presents the Company’s purchase of equity securities for the three months ended December 31, 2025.

Period	(a) Total number of shares (or units purchased)	(b) Average price paid per share (or unit) (1)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans programs
October 1 to 31, 2025	-	$-	-	$185,005,893
November 1 to 30, 2025	235,596	$84.89	235,596	165,006,133
December 1 to 31, 2025	620,832	$64.43	620,832	125,006,260
Total	856,428	$70.06	856,428	$125,006,260

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

Critical Infrastructure

Lead smart, sustainable infrastructure deployment

Federal Solutions

Deliver information dominance across all domains

FINANCIAL SNAPSHOT

$6.4B

Total Revenue (Fiscal Year 2025)

Federal Solutions
51%
Critical Infrastructure
49%

$6.4B

Contract Awards (Fiscal Year 2025)

Federal Solutions
42%
Critical Infrastructure
58%

KEY FACTS AND FIGURES

80
Years Of History

21K+
Employees

$478M
Cash Flow From Operations (Fiscal Year 2025)

1.0X
Book-To-Bill Ratio Fiscal Year 2025

$8.7B
Backlog As Of 12/31/2025

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

Key Metrics

We manage and assess the performance of our business by evaluating a variety of metrics. The following table sets forth selected key metrics (in thousands, except Book-to-Bill):

	December 31, 2025	December 31, 2024	December 31, 2023
Awards	$6,371,950	$7,039,272	$5,996,780
Backlog (1)	$8,716,788	$8,893,915	$8,592,271
Book-to-Bill	1.0	1.0	1.1

(1)
Difference between our backlog of $8.7 billion and our remaining unsatisfied performance obligations, or RUPO, of $7.1 billion, each as of December 31, 2025, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

Awards

Awards generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Contract awards include both new and re-compete contracts and task orders. Given that new contract awards generate growth, we closely track our new awards each year.

The following table summarizes the total value of new awards for the periods presented below (in thousands):

	Fiscal Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Federal Solutions	$2,686,461	$3,880,290	$3,259,052
Critical Infrastructure	3,685,489	3,158,982	2,737,728
Total Awards	$6,371,950	$7,039,272	$5,996,780

The change in new awards from year to year is primarily due to ordinary course fluctuations in our business. The volume of contract awards can fluctuate in any given period due to win rate and the timing and size of the awards issued by our customers.

The change in new awards in our Critical Infrastructure segment for the year ended December 31, 2025 when compared to the corresponding period last year was primarily due to an overall increase in awards in the current year. The decrease in awards for the year ended December 31, 2025 in our Federal Solutions segment when compared to the corresponding period last year was primarily driven by a delay in the timing of awards of a number of contracts being pursued. Awards in the Federal Solutions segment for the year ended December 31, 2024 included $1.5 billion from the confidential contract compared to $293 million for the year ended December 31, 2025.

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

The following table summarizes the value of our backlog at the respective dates presented (in thousands):

	As of
	December 31, 2025	December 31, 2024	December 31, 2023
Federal Solutions:
Funded	$1,853,658	$1,712,627	$1,454,581
Unfunded	2,298,073	2,961,356	3,490,781
Total Federal Solutions	4,151,731	4,673,983	4,945,362
Critical Infrastructure:
Funded	4,523,891	4,167,611	3,578,902
Unfunded	41,166	52,321	68,007
Total Critical Infrastructure	4,565,057	4,219,932	3,646,909
Total Backlog (1)	$8,716,788	$8,893,915	$8,592,271

(1)
Difference between our backlog of $8.7 billion and our RUPO of $7.1 billion, each as of December 31, 2025, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

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

We expect to recognize $4.1 billion of our funded backlog at December 31, 2025 as revenues in the following twelve months. However, our U.S. federal government customers may cancel their contracts with us at any time through a termination for convenience or may elect to not exercise option periods under such contracts. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed. See “Risk Factors—Risks Relating to Our Business—We may not realize the full value of our backlog, which may result in lower than expected revenue.”

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

	Fiscal Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Federal Solutions	0.8	1.0	1.1
Critical Infrastructure	1.2	1.2	1.1
Overall	1.0	1.0	1.1

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

Regulations

Increased audit, review, investigation and general scrutiny by government agencies of performance under government contracts and compliance with the terms of those contracts and applicable laws could affect our operating results. Negative publicity and increased scrutiny of government contractors in general, including us, relating to government expenditures for contractor services and incidents involving the mishandling of sensitive or classified information, as well as the increasingly complex requirements of the U.S. Department of War and the U.S. intelligence community, including those related to cybersecurity, could impact our ability to perform in the markets we serve.

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

Acquired Operations

Applied Sciences Consulting, Inc.

On October 1, 2025, the Company acquired a 100% ownership interest in Applied Sciences Consulting, Inc. ("ASC"), a privately owned company, for $28.1 million from cash on hand. ASC specializes in water and stormwater solutions for cities, counties, and water management districts across the state of Florida. ASC enhances our ability to partner with Florida communities on delivering innovative solutions for their resiliency challenges, while expanding those capabilities to new and existing clients around the world. The financial results of ASC have been included in our consolidated results of operations from October 1, 2025 onward.

Chesapeake Technology International, Corp

On June 30, 2025, the Company acquired a 100% ownership interest in Chesapeake Technology International, Corp ("CTI"), a privately owned company, for $91.5 million from cash on hand. CTI brings extensive capabilities as an all-domain technology solutions provider, powered by cutting-edge products that enhance the warfighters’ ability to sense, evaluate and deliver effects within the invisible battlespaces. CTI enhances our mission-ready solutions for the Department of War. The financial results of CTI have been included in our consolidated results of operations from June 30, 2025 onward.

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

BlackSignal Technologies, LLC

On August 16, 2024, the Company acquired a 100% ownership interest in BlackSignal Technologies, LLC, ("BlackSignal") a privately-owned company, for $203.7 million. Headquartered in Chantilly, Virginia, BlackSignal is a next-generation digital signal processing, electronic warfare, and cyber security provider built to counter near peer threats. Parsons believes that the acquisition will expand Parsons' customer base across the Department of War and Intelligence Community and significantly strengthen Parsons' positioning within cyber warfare, while adding new capabilities in the counterspace radio frequency domain. The financial results of BlackSignal have been included in our consolidated results of operations from August 16, 2024 onward.

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

Sealing Technologies, Inc.

On August 23, 2023, the Company acquired a 100% ownership interest in Sealing Technologies, Inc (“SealingTech”), a privately-owned company, for $176.0 million and up to an additional $25 million in the event an earn out revenue target is exceeded. Headquartered in Maryland, SealingTech expands Parsons’ customer base across the Department of War and Intelligence Community, and further enhances the company’s capabilities in defensive cyber operations; integrated mission-solutions powered by artificial intelligence (AI) and machine learning (ML); edge computing and edge access modernization; critical infrastructure protection; and secure data management. The financial results of SealingTech have been included in our consolidated results of operations from August 23, 2023 onward.

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

The table below presents the percentage of total revenue for each type of contract.

	Fiscal Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Fixed-price	34%	42%	33%
Time-and-materials	24%	21%	25%
Cost-plus	42%	37%	42%

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

The significant change in the contract mix for the year ended December 31, 2025 compared to the corresponding period last year relates to decreased business volume from a fixed price contract from a confidential contract in our Federal Solutions segment.

Our recognition of profit on long-term contracts requires the use of assumptions related to transaction price and total cost of completion. Estimates are continually evaluated as work progresses and are revised when necessary. When a change in estimated cost or transaction price is determined to have an impact on contract profit, we record a positive or negative adjustment to revenue.

The Company is involved in a significant volume of contracts with the United States federal government and state and local governments. Approximately 51%, 59%, and 55% of consolidated revenues for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively were derived from contracts with the United States federal government. No other customers represented 10% or more of consolidated revenues or accounts receivable in any of the periods presented.

Joint Ventures

We conduct a portion of our business through joint ventures or similar partnership arrangements. For the joint ventures we control, we consolidate all the revenues and expenses in our consolidated statements of income (including revenues and expenses attributable to noncontrolling interests). For the joint ventures we do not control, we recognize equity in earnings (losses) of unconsolidated joint ventures. Our revenues included $194.7 million in 2025, $182.6 million in 2024, and $213.8 million in 2023 related to services we provided to our unconsolidated joint ventures.

Operating costs and expenses

Operating costs and expenses primarily include direct costs of contracts and selling, general and administrative expenses. Costs associated with compensation-related expenses for our people and facilities, which includes ESOP contribution expenses, are the most significant component of our operating expenses. In 2025, 2024 and 2023, we made annual contributions to the ESOP in the amount of 8% of the participants’ cash compensation for the applicable year. Total ESOP contribution expense was $72.5 million for 2025, $59.8 million for 2024, and $58.2 million for fiscal 2023, and is recorded in “Direct cost of contracts” and “Selling, general and administrative expenses.” We expect operating expenses to increase due to our anticipated growth. However, on a forward-looking basis, we generally expect these costs to decline as a percentage of our total revenue as we realize the benefits of scale.

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

Interest expense consists of interest expense incurred under our Convertible Senior Notes, Credit Agreement and Term Loan.

Other income, net primarily consists of gain or loss on sale of assets, sublease income. transaction gain or loss related to movements in foreign currency exchange rates, contingent consideration and convertible debt repurchase loss.

Year ended December 31, 2025 compared to year ended December 31, 2024

The following table sets forth our results of operations for fiscal 2025 and fiscal 2024 as a percentage of revenue.

	Fiscal Year Ended
	December 31, 2025	December 31, 2024
Revenues	100.0%	100.0%
Direct costs of contracts	77.5%	79.2%
Equity in (losses) earnings of unconsolidated joint ventures	0.0%	(0.3)%
Selling, general and administrative expenses	16.0%	14.1%
Operating income	6.6%	6.3%
Interest income	0.1%	0.2%
Interest expense	(0.8)%	(0.8)%
Convertible debt repurchase loss	0.0%	(0.3)%
Other income, net	0.1%	(0.0)%
Total other income benefit (expense)	(0.6)%	(0.9)%
Income before income tax expense	6.0%	5.4%
Income tax expense	(1.2)%	(1.1)%
Net income including noncontrolling interests	4.9%	4.3%
Net income attributable to noncontrolling interests	(1.1)%	(0.8)%
Net income attributable to Parsons Corporation	3.8%	3.5%

Revenue

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2025	December 31, 2024	Dollar	Percent
Revenue	$6,364,245	$6,750,576	$(386,331)	(5.7)%

The decrease in revenue of $386.3 million for the year ended December 31, 2025 when compared to the prior year was due to a decrease of in revenue in our Federal Solutions segment of $786.3 million offset by an increase in revenue in our Critical Infrastructure segment of $400.0 million. See “—Segment Results” below for a further discussion.

Direct costs of contracts

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2025	December 31, 2024	Dollar	Percent
Direct cost of contracts	$4,932,711	$5,344,155	$(411,444)	(7.7)%

Direct cost of contracts decreased $411.4 million for the year ended December 31, 2025 compared to the prior year, due to a decrease of $657.3 million in our Federal Solutions segment offset by an increase of $245.8 million in our Critical Infrastructure segment. The decrease in direct costs of contracts in the Federal Solutions segment is primarily related to reduced volume from our confidential contract, See “Segment Results” below for a further discussion. The increase in direct costs of contracts in the Critical Infrastructure segment is primarily related to increased volume from new and existing contracts.

Equity in (losses) earnings of unconsolidated joint ventures

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2025	December 31, 2024	Dollar	Percent
Equity in earnings of unconsolidated joint ventures	$2,583	$(23,361)	$25,944	111.1%

Equity in losses of unconsolidated joint ventures for the year ended December 31, 2025 improved by $25.9 million compared to the prior year which included significant write-downs on certain joint ventures. The Company is winding down its participation in construction joint ventures.

Selling, general and administrative expenses

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2025	December 31, 2024	Dollar	Percent
Selling, general and administrative expenses	$1,016,043	$954,995	$61,048	6.4%

As a percentage of revenue, SG&A increased by 1.9% to 16.0% for the year ended December 31, 2025 compared to 14.1% for the corresponding period last year. The increase in SG&A was primarily due to an increase in segment level SG&A, in particular from business acquisitions, increased investments in bid and proposal activity, critical hires in support of our strong pipeline, and large strategic pursuits aligned to the Trump administration’s priorities. Partially offsetting these increases in SG&A was a decrease in incentive compensation and equity compensation costs. Partially driving the increase in SG&A as a percent of revenue, was the decrease in business volume in the Federal Solutions segment discussed below.

Total other income (expense)

	Twelve Months Ended		Variance
(U.S. dollars in thousands)	December 31, 2025	December 31, 2024	Dollar	Percent
Interest income	$6,879	$11,428	$(4,549)	(39.8)%
Interest expense	(51,303)	(51,582)	279	0.5%
Convertible debt repurchase loss	-	(18,355)	18,355	-
Other income (expense), net	8,861	(1,906)	10,767	564.9%
Total other income (expense)	$(35,563)	$(60,415)	$24,852	41.1%

Interest income is related to interest earned on investments in government money funds.

Interest expense for the year ended December 31, 2025 is primarily due to debt related to our Convertible Senior Notes and Term Loan. Interest expense for the year ended December 31, 2024 included a $3.2 million charge related to the March 2024 partial repurchase of the Company's Convertible Senior Notes due 2025 (discussed in more detail below).

During the year ended December 31, 2024, we paid $495.6 million in cash to repurchase $284.6 million aggregate principal amount of our Convertible Senior Notes due 2025 (the "Repurchase Transaction") concurrently with the offering of 2.625% Convertible Senior Notes due 2029. As a result of the Repurchase Transaction, we incurred a $18.4 million loss on debt extinguishment. The Repurchase Transaction is a partial repurchase of our Convertible Senior Notes due 2025. See “Note 11 – Debt and Credit Facilities,” for a further discussion of this transaction.

The amounts in other income (expense), net are primarily related to transaction gains and losses on foreign currency transactions and sublease income, and changes in the fair value of contingent consideration. Other income (expense), net included a net foreign currency gain of $5.5 million for the year ended December 31, 2025 compared to a net foreign currency loss of $6.9 million for the year ended December 31, 2024 for a net foreign currency gain of $12.4 million.

Income tax expense

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2025	December 31, 2024	Dollar	Percent
Income tax expense	$73,647	$76,986	$(3,339)	(4.3)%

Income tax expense decreased in fiscal 2025 primarily due to a change in the jurisdictional mix of earnings, decreases in the change of valuation allowance on NOLs and nondeductible executive compensation subject to Section 162(m), an increase in untaxed income attributed to noncontrolling interests, and an increase in business tax credits, partially offset by decreases in the foreign-derived intangible income (FDII) deduction and windfall equity-based compensation deduction.

Our effective tax rate was 19.3% and 20.9% for the years ended December 31, 2025 and 2024, respectively. The difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the year ended December 31, 2025 primarily relates to state income taxes, valuation allowances and executive compensation subject to Section 162(m), offset by benefits related to untaxed income attributable to noncontrolling interests, earnings subject to lower tax in foreign jurisdictions, and federal business tax credits.

The Company continues to evaluate the implementation of the Organization for Economic Co-operation and Development’s (OECD) Global Anti-Base Erosion (GloBE) rules, which aim to ensure that multinational enterprises (MNEs) pay a 15% minimum level of tax regardless of where the MNE operates. The Company has evaluated the impact of enacted GloBE rules on its 2025 income tax position and has determined there is no material impact on the Company’s income tax provision.

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

Equity in earnings of unconsolidated joint ventures

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2024	December 31, 2023	Dollar	Percent
Equity in earnings of unconsolidated joint ventures	$(23,361)	$(47,751)	$24,390	51.1%

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

As a percentage of revenue, SG&A decreased by 1.9% to 14.1% for the year ended December 31, 2024 compared to 16.0% for the corresponding period last year.

Total other (expense) income

	Fiscal Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2024	December 31, 2023	Dollar	Percent
Interest income	$11,428	$2,191	$9,237	421.6%
Interest expense	(51,582)	(31,497)	(20,085)	(63.8)%
Convertible debt repurchase loss	(18,355)	-	(18,355)	n/a
Other income (expense), net	(1,906)	5,001	(6,907)	(138.1)%
Total other income (expense)	$(60,415)	$(24,305)	$(36,110)	148.6%

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

During the year ended December 31, 2024, we paid $495.6 million in cash to repurchase $284.6 million aggregate principal amount of our Convertible Senior Notes due 2025 (the "Repurchase Transaction") concurrently with the offering of 2.625% Convertible Senior Notes due 2029. As a result of the Repurchase Transaction, we incurred an $18.4 convertible debt repurchase loss. The Repurchase Transaction is a partial repurchase of our Convertible Senior Notes due 2025. See “Note 11 – Debt and Credit Facilities,” for a further discussion of this transaction.

The amounts in other income (expense), net, are primarily related to transaction gains and losses on foreign currency transactions, sublease income, and a change in the fair value of contingent consideration..

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

Non-GAAP Financial Measures:

	Fiscal Year Ended
(U.S. dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Other Information:
Adjusted EBITDA (1)	$609,306	$604,953	$464,673
Net Income Margin (2)	4.9%	4.3%	3.8%
Adjusted EBITDA Margin (3)	9.6%	9.0%	8.5%

(1)
A reconciliation of net income attributable to Parsons Corporation to Adjusted EBITDA is set forth below (in thousands).
(2)
Net Income Margin is calculated as net income including noncontrolling interest divided by revenue in the applicable period.
(3)
Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by revenue in the applicable period.

	December 31, 2025	December 31, 2024	December 31, 2023
Net income attributable to Parsons Corporation	$241,139	$235,053	$161,149
Interest expense, net	44,424	40,154	29,306
Income tax expense	73,647	76,986	56,138
Depreciation and amortization	116,486	99,251	119,973
Net income attributable to noncontrolling interests	67,725	55,612	46,766
Equity-based compensation	40,225	61,492	36,151
Transaction-related costs (a)	18,205	17,138	12,013
Convertible debt repurchase loss	-	18,355	-
Restructuring (b)	2,653	-	1,244
Other (c)	4,802	912	1,933
Adjusted EBITDA	$609,306	$604,953	$464,673

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests:

	Fiscal Year Ended
(U.S. dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$281,116	$415,338	$289,250
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	260,106	132,901	127,785
Adjusted EBITDA attributable to noncontrolling interests	68,084	56,714	47,638
Total Adjusted EBITDA	$609,306	$604,953	$464,673

Year ended December 31, 2025 compared to year ended December 31, 2024

Federal Solutions

	The Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2025	December 31, 2024	Dollar	Percent
Revenue	$3,220,797	$4,007,114	$(786,317)	(19.6)%
Adjusted EBITDA attributable to Parsons Corporation	$281,116	$415,338	$(134,222)	(32.3)%

The decrease in Federal Solutions revenue for the year ended December 31, 2025 compared to the corresponding period last year was primarily driven by our confidential contract operating at a reduced volume as a result of the Department of State reorganization issued May 29, 2025. This decrease was offset by the recognition of incentive fees, growth on existing contracts, and the ramp-up of new task orders.

The decrease in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the year ended December 31, 2025 compared to the prior year was primarily due to the factors impacting revenue discussed above and an increase in SG&A including investments made in key personnel and bid and proposal activity on strategic pursuits.

Critical Infrastructure

	The Year Ended		Variance
(U.S. dollars in thousands)	December 31, 2025	December 31, 2024	Dollar	Percent
Revenue	$3,143,448	$2,743,462	$399,986	14.6%
Adjusted EBITDA attributable to Parsons Corporation	$260,106	$132,901	$127,205	95.7%

The increase in Critical Infrastructure revenue for the year ended December 31, 2025 compared to the corresponding period last year was primarily related to organic growth of 10% and $113.9 million from business acquisitions. Organic growth was primarily due to an increase in business volume from existing contracts and ramping up of recent awards.

The increase in Critical Infrastructure Adjusted EBITDA attributable to Parsons for the year ended December 31, 2025 compared to the corresponding period last year was primarily due to the revenue impacts discussed above, recent business acquisitions, and improvement in equity in earnings (losses) from unconsolidated joint ventures. These increases in Adjusted EBITDA, were partially offset by an increase in SG&A.

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

As of December 31, 2025, we believe we have adequate liquidity and capital resources to fund our operations, support our debt service and support our ongoing acquisition strategy for at least the next twelve months based on the liquidity from cash provided by our operating activities, cash and cash equivalents on-hand and our borrowing capacity under our Revolving Credit Facility. Management continually monitors debt maturities to strategically execute optimal terms and ensure appropriate levels of working capital liquidity are maintained for the company.

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

Accounts receivable is the principal component of our working capital and is generally driven by revenue growth. Accounts receivable includes billed and unbilled amounts. The total amount of our accounts receivable can vary significantly over time but is generally sensitive to revenue levels. We experience delays in collections from time to time from Middle East customers. Net days sales outstanding, which we refer to as net DSO, is calculated by dividing (i) accounts receivable (net of project accruals, billings in excess of revenue and accounts payable) by (ii) average revenue per day (calculated by dividing trailing twelve months revenue by the number of days in that period). We focus on collecting outstanding receivables to reduce net DSO and improve working capital. Net DSO was 67 days at December 31, 2025, up from 55 days at December 31, 2024 and 59 days at December 31, 2023. Our working capital (current assets less current liabilities) was $1.2 billion at December 31, 2025, $546.8 million at December 31, 2024 and $726.6 million at December 31, 2023.

Our cash and cash equivalents increased by $12.8 million to $466.4 million at December 31, 2025 from $453.5 million at December 31, 2024. This compares to an increase in cash and cash equivalents of $180.6 million to $453.5 million at December 31, 2024 from $272.9 million at December 31, 2023.

The following table summarizes our sources and uses of cash over the periods presented (in thousands):

	Fiscal Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net cash provided by operating activities	478,382	523,606	$407,699
Net cash used in investing activities	(255,584)	(556,715)	(375,970)
Net cash (used in) provided by financing activities	(214,100)	218,749	(21,871)
Effect of exchange rate changes	4,142	(5,035)	546
Net increase (decrease) in cash and cash equivalents	$12,840	$180,605	$10,404

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

Net cash provided by operating activities decreased $45.2 million to $478.4 million during 2025 compared to $523.6 million during 2024. The decrease in net cash provided by operating activities is primarily due to changes in our working capital accounts of $66.9 million (primarily from contract assets and prepaid expenses, accrued expenses and other current liabilities, and other assets offset by accounts payable, and contract liabilities). This decrease was offset by a $15.9 million change in net income after adjusting for non-cash items and convertible debt settlement and by a $5.8 million change in cash used for other long-term liabilities.

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

Net cash used in investing activities decreased $301.1 million to $255.6 million during 2025 compared to $556.7 million during 2024. The change was primarily driven by a $283.6 million decrease in payments for acquisitions and a $50.3 million reduction in investments in unconsolidated joint ventures offset by an increase of $18.8 million in capital expenditures and $14.7 million in return of investments in unconsolidated joint ventures. The increase in capital expenditures is primarily due to facilities related investments.

Net cash used in investing activities increased $180.7 million to $556.7 million during 2024 compared to $376.0 million during 2023. The change was primarily driven by a $206.8 million increase in payments for acquisitions, $14.3 million from investments in unconsolidated joint ventures, and $8.8 million from capital expenditures offset by a $49.9 million increase in return of investments in consolidated joint ventures.

Financing Activities

Net cash provided by (used in) financing activities is primarily associated with proceeds from debt, the repayment thereof, transactions related to the Company’s common stock, and contributions by and distributions to noncontrolling interests.

Net cash used in financing activities changed by $432.8 million to $214.1 million used in 2025 compared to $218.7 million provided by in 2024. The change in cash flows provided by (used in) financing activities is primarily driven by net cash inflows from our convertible bond transactions of $302.4 million for the year ended December 31, 2024. See “Note 11 – Debt and Credit Facilities,” for a further discussion of these transactions and proceeds from the term loan of $100 million. Offsetting cash provided by financing activities were $125.0 million of repurchase of common stock and a $34.1 million change in distributions to noncontrolling interests.

During the year ended December 31, 2025, the Company paid $113.4 million to holders of the remaining balance of the Company's Convertible Senior Notes due 2025 that matured on August 15, 2025.

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

In January 2026, the company spent approximately $340 million to acquire Altamira Technologies Corporation. The Company drew down $350 million from the revolving credit facility to partially fund the acquisition and for working capital needs. The company expects to pay back the outstanding balance under the revolving credit facility in February 2026 from working capital.

Letters of Credit

We also have in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated $356.2 million as of December 31, 2025. Letters of credit outstanding under the Credit Agreement total $41.8 million.

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

We have operating and finance leases for corporate and project office spaces, vehicles, heavy machinery and office equipment. Our leases have remaining lease terms of one year to ten years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases up to the third year.

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

We perform a goodwill impairment test annually, on October 1st of each year, for each reporting unit that requires certain assumptions and estimates be made regarding industry economic factors and future profitability. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, we performed a quantitative analysis for all of our reporting units. It was determined that the fair value of each of our reporting units substantially exceeded their carrying values. As a result, no goodwill impairments were identified for those periods.

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

We use the Income Approach and Market Approach (Guideline Transaction and Guideline Company Method) to determine the fair value of reporting units. The Income Approach utilizes the discounted cash flow method, which focuses on the expected cash flow of the reporting unit. In applying this approach, the cash flow is calculated for a finite period of years. Beyond the finite period, a terminal value is developed using a sustainable long-term annual growth rate estimate. Then the finite period cash flows and the terminal value are discounted to present value to arrive at an indication of fair value. We utilized internal financial projections through fiscal 2030. The Market Approach utilizes market comparable transactions and comparable companies to calculate the estimated fair value. The guideline company approach focuses on comparing the reporting unit to select reasonably similar (or ”guideline”) publicly traded companies. Under this method, valuation multiples are derived from the median of the operating data of selected guideline companies and applied to the operating data of the reporting unit to arrive at an indicative value. In the similar transactions approach, consideration is given to prices paid in recent transactions that have occurred in the reporting unit's industry or in related industries. For the Federal Solutions reporting unit, only the Guideline Company Method is used as the Federal Solutions reporting unit has gone through multiple acquisitions during the past two years, thus making Guideline Transaction Method difficult to apply. For the Critical Infrastructure reporting unit, both the Guideline Transaction Method and Guideline Company Method are utilized to calculate the estimated fair value. Equal weighing is given to each of the methods used to estimate the fair value of reporting units. Our last review at October 1, 2025 (i.e., the first day of our fourth quarter in fiscal 2025), indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill.

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

Off-Balance Sheet Arrangements

As of December 31, 2025, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of December 31, 2025 and December 31, 2024, there were no amounts outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility effective June 2025 bear interest at either an adjusted Term SOFR rate plus a margin between 1.0% and 1.625%, or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%, both based on the leverage ratio of the Company at the end of each quarter.

As of December 31, 2025, there was $450.0 million outstanding under the Term Loan Agreement. Borrowings under the Term Loan Agreement effective June 2025 will bear interest at either an adjusted Term SOFR benchmark rate plus a margin between 0.875% and 1.500% or a base rate plus a margin of between 0% and 0.500% and will initially bear interest at the middle of this range. The interest rate at December 31, 2025 and December 31, 2024 was 4.8% and 5.6% (prior facility), respectively.

See “Note 11 – Debt and Credit Facilities,” for a further discussion of the Company's debt.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out, as of December 31, 2025, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining for the Company adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management, with the participation of its Chair and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the framework established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, which audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in their audit report included in this Annual Report on Form 10-K.

Consistent with the guidance issued by the Securities and Exchange Commission Staff, management has excluded TRS Group, Inc. ("TRS"), Chesapeake Technology International, Corp ("CTI"), and Applied Sciences Consulting, Inc. ("ASC") from its assessment of internal controls over financial reporting as of December 31, 2025. TRS Group is a wholly owned subsidiary, which we acquired on January 31, 2025, Chesapeake Technology International is a wholly owned subsidiary, which we acquired on June 30, 2025, and Applied Science Consulting is a wholly owned subsidiary, which we acquired on October 1, 2025, all combined, have total assets and revenue of 0.8% and 1.1%, respectively of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Relationships and Policies

During the fiscal quarter ended December 31, 2025, no director or named executive officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

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

Information related to our directors will be set forth under the caption “Proposal 1: Election of Directors” of our Proxy Statement for our Annual Meeting of Stockholders in 2026 (the “2026 Proxy Statement”). Such information is incorporated herein by reference.

Information relating to our Executive Officers is included in Part I of this Annual Report under the caption “Executive Officers.”

Information relating to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2026 Proxy Statement. Such information is incorporated herein by reference.

Information related to our code of ethics will be set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2026 Proxy Statement. Such information is incorporated herein by reference.

Information relating to the Audit Committee and Board of Directors determinations concerning whether a member of the Audit Committee is a “financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K will be set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2026 Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

Information relating to this item will be set forth under the captions “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report on Executive Compensation” of our 2026 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to the security ownership of certain beneficial owners and management will be included in our 2026 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information relating to this item will be set forth under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2026 Proxy Statement. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information relating to this item will be set forth under the caption “Independent Registered Public Accounting Firm Fees” of our 2026 Proxy Statement. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
List the following documents filed as a part of the report:
(1)
The Company’s Consolidated Financial Statements at December 31, 2025 and December 31, 2024 and for each of the three years in the period ended December 31, 2025, and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements, are hereby filed as part of this report, beginning on page F-1.
(2)
Valuation & Qualifying Accounts for each of the three years in the period ended December 31, 2025 are hereby filed as part of this report on page F-61.
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

10.56#	Form of Employee Stockownership Trust Agreement, dated as of June 8, 2020, by and between Parsons Corporation and Newport Trust Company.

10.57#	Form of Registration Rights Agreement by and between Parsons Corporation and Newport Trust Company.

10.58#	Form of Fifth Amendment to the Parsons Corporation Retirement Savings Plan.

10.59#+	Form of Fourth Amendment to the 2019 Amendment and Restatement of Parsons Employee Stock Ownership Plan, effective March 1, 2021.

10.60#+	Fourth Amendment to the Parsons Employee Stock Ownership Plan 2019 Amendment and Restatement, effective March 1, 2021.

10.61#+	Form of Indemnification Agreement between Parsons Corporation and certain of its directors and officers.

10.62#+	Form of Transition Agreement, dated February 2022, by and between Parsons Corporation and Charles L. Harrington.

10.63#	Delayed Draw Term Loan Agreement and Form of First Amendment to Credit Agreement.

10.65#+	Seventh Amendment to The Parsons Corporation Retirement Savings Plan (2017 Amendment and Restatement).

10.66#+	Fifth Amendment to The Parsons Employee Stock Ownership Plan 2019 Amendment and Restatement.

10.67#+	Sixth Amendment to The Parsons Employee Stock Ownership Plan 2019 Amendment and Restatement.

10.68#	Form of Confirmations of Base and Additional Call Option Transactions, between Parsons Corporation and Option Counterparties.

10.69#+	Tenth Amendment To The Parsons Corporation Retirement Savings Plan (2017 Amendment and Restatement).

10.70#+	Seventh Amendment To The Parsons Employee Stock Ownership Plan 2019 Amendment and Restatement.

10.71#+	Eleventh Amendment To The Parsons Corporation Retirement Savings Plan (2017 Amendment and Restatement)

10.72*+	Twelfth Amendment To The Parsons Corporation Retirement Savings Plan (2017 Amendment and Restatement)

10.73*+	Thirteenth Amendment To The Parsons Corporation Retirement Savings Plan (2017 Amendment and Restatement)

10.74*+	Fourteenth Amendment To The Parsons Corporation Retirement Savings Plan (2017 Amendment and Restatement)

10.75*+	Fifteenth Amendment To The Parsons Corporation Retirement Savings Plan (2017 Amendment and Restatement)

10.76*+	Sixteenth Amendment To The Parsons Corporation Retirement Savings Plan (2017 Amendment and Restatement)

19.3#	Parsons Corporation Insider Trading Compliance Policy

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1#	Parsons Corporation Executive Compensation Clawback Policy

97.2#	Parsons Corporation Dodd-Frank Compliant Compensation Clawback Policy

101*

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Parsons Corporation

Date: February 11, 2026	By:	/s/ Carey A. Smith
Carey A. Smith
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Carey A. Smith	Chief Executive Officer and Director	February 11, 2026
Carey A. Smith	(Principal Executive Officer)

/s/ Matthew M. Ofilos	Chief Financial Officer	February 11, 2026
Matthew M. Ofilos	(Principal Financial and Accounting Officer)

/s/ George L. Ball	Director	February 11, 2026
George L. Ball

/s/ Mark K. Holdsworth	Director	February 11, 2026
Mark K. Holdsworth

/s/ Steven F. Leer	Director	February 11, 2026
Steven F. Leer

/s/ Letitia A. Long	Director	February 11, 2026
Letitia A. Long

/s/ Ellen M. Lord	Director	February 11, 2026
Ellen M. Lord

/s/ Darren W. McDew	Director	February 11, 2026
Darren W. McDew

/s/ Harry T. McMahon	Director	February 11, 2026
Harry T. McMahon

/s/ M. Christian Mitchell	Director	February 11, 2026
M. Christian Mitchell

/s/ Robert H. Smith	Director	February 11, 2026
Robert H. Smith

/s/ Suzanne M. Vautrinot	Director	February 11, 2026
Suzanne M. Vautrinot

/s/ David C. Wajsgras	Director	February 11, 2026
David C. Wajsgras

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Parsons Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Parsons Corporation and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2025 appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded TRS Group, Inc. ("TRS"), Chesapeake Technology International, Corp ("CTI"), and Applied Sciences Consulting, Inc. ("ASC") from its assessment of internal control over financial reporting as of December 31, 2025 because they were acquired by the Company in purchase business combinations during 2025. We have also excluded TRS, CTI and ASC from our audit of internal control over financial reporting. TRS, CTI and ASC are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 0.8% and 1.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

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

Revenue Recognition – Determination of Estimated Contract Cost and Variable Consideration Related to Estimated Claims Revenue for Fixed-Price Contracts Recognized Over Time

As described in Notes 2 and 4 to the consolidated financial statements, revenue is derived from long-term contracts with customers whereby the Company provides planning, design, engineering, technical, and construction and program management services. The Company enters into cost-plus, time-and-materials, and fixed-price contracts with its customers. Fixed-price contract revenue recognized was $2.1 billion for the year ended December 31, 2025, which accounts for approximately 34% of the Company’s consolidated revenue. Fixed-price contract revenue is recognized over time using an input measure (i.e., costs incurred to date relative to total estimated costs at completion) to measure progress. Under the cost-to-cost measure of progress method, the extent of progress towards completion is measured based on the ratio of total costs incurred-to-date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Management includes variable consideration, such as claims revenue, in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Contract costs consist of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs). Changes to estimated contract costs, either due to unexpected events or revisions to management’s initial estimates, for a given project are recognized in the period in which they are determined. Recognition of profit on long-term contracts requires the use of assumptions and estimates related to total contract revenue and in particular estimated claims revenue, total estimated cost at completion, and the measurement of progress towards completion. Management’s estimates are continually evaluated as work progresses and are revised when necessary.

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

February 11, 2026

We have served as the Company’s auditor since at least 1969. We have not been able to determine the specific year we began serving as auditor of the Company.

Parsons Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except shares and par value)

	December 31, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents (including $153,144 and $202,121 Cash of consolidated joint ventures)	$466,388	$453,548
Accounts receivable, net (including $337,270 and $294,700 Accounts receivable of consolidated joint ventures)	1,124,417	1,100,396
Contract assets (including $41,318 and $7,906 Contract assets of consolidated joint ventures)	915,806	741,504
Prepaid expenses and other current assets (including $11,145 and $14,723 Prepaid expenses and other current assets of consolidated joint ventures)	176,932	166,952
Total current assets	2,683,543	2,462,400

Property and Equipment, net (including $2,488 and $2,971 Property and equipment of consolidated joint ventures)	151,061	111,575
Right of use assets, operating leases (including $4,482 and $5,726 Right of use assets, operating leases of consolidated joint ventures)	126,770	153,048
Goodwill	2,186,650	2,082,680
Investments in and advances to unconsolidated joint ventures	148,640	138,759
Intangible assets, net	325,880	349,937
Deferred tax assets	88,191	133,450
Other noncurrent assets	58,799	56,113
Total assets	$5,769,534	$5,487,962

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable (including $58,914 and $28,214 Accounts payable of consolidated joint ventures)	$250,514	$207,589
Accrued expenses and other current liabilities (including $195,747 and $198,797 Accrued expenses and other current liabilities of consolidated joint ventures)	884,445	894,425
Contract liabilities (including $44,802 and $66,144 Contract liabilities of consolidated joint ventures)	340,113	289,799
Short-term lease liabilities, operating leases (including $2,395 and $3,522 Short-term lease liabilities, operating leases of consolidated joint ventures)	45,353	52,725
Income taxes payable	11,239	7,701
Short Term debt	-	463,405
Total current liabilities	1,531,664	1,915,644

Long-term employee incentives	30,834	31,818
Long-term debt	1,237,816	784,096
Long-term lease liabilities, operating leases (including $2,083 and $2,203 Long-term lease liabilities, operating leases of consolidated joint ventures)	94,044	114,386
Deferred tax liabilities	12,159	11,043
Other long-term liabilities	95,345	96,486
Total liabilities	$3,001,862	$2,953,473
Contingencies (Note 14)
Shareholders' equity:
Common stock, $1 par value; authorized 1,000,000,000 shares; 145,676,335 and 146,656,225 shares issued; 56,103,965 and 52,657,447 public shares outstanding; 50,864,117 and 54,117,904 ESOP shares outstanding	$145,676	$146,655
Treasury stock, 38,708,253 shares at cost	(792,638)	(815,282)
Additional paid-in capital	2,648,730	2,684,829
Retained earnings	661,173	426,781
Accumulated other comprehensive loss	(20,921)	(26,594)
Total Parsons Corporation shareholders' equity	2,642,020	2,416,389
Noncontrolling interests	125,652	118,100
Total shareholders' equity	2,767,672	2,534,489
Total liabilities and shareholders' equity	$5,769,534	$5,487,962

The accompanying notes are an integral part of these consolidated financial statements. r

Parsons Corporation and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2025, December 31, 2024 and December 31, 2023

(in thousands, except for per share data)

	2025	2024	2023
Revenue	$6,364,245	$6,750,576	$5,442,749
Direct cost of contracts	4,932,711	5,344,154	4,236,735
Equity in earnings (losses) of unconsolidated joint ventures	2,583	(23,361)	(47,751)
Selling, general and administrative expenses	1,016,043	954,995	869,905
Operating income	418,074	428,066	288,358
Interest income	6,879	11,428	2,191
Interest expense	(51,303)	(51,582)	(31,497)
Convertible debt repurchase loss	-	(18,355)	-
Other income (expense), net	8,861	(1,906)	5,001
Total other expense	(35,563)	(60,415)	(24,305)
Income before income tax expense	382,511	367,651	264,053
Income tax expense	(73,647)	(76,986)	(56,138)
Net income including noncontrolling interests	308,864	290,665	207,915
Net income attributable to noncontrolling interests	(67,725)	(55,612)	(46,766)
Net income attributable to Parsons Corporation	$241,139	$235,053	$161,149
Earnings per share:
Basic	$2.26	$2.21	$1.53
Diluted	$2.20	$2.12	$1.42

The accompanying notes are an integral part of these consolidated financial statements.

Parsons Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2025, December 31, 2024 and December 31, 2023

(in thousands)

	2025	2024	2023
Net income including noncontrolling interests	$308,864	$290,665	$207,915
Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	6,884	(11,546)	2,375
Pension adjustments, net of tax	(1,205)	(131)	568
Comprehensive income including noncontrolling interests, net of tax	314,543	278,988	210,858
Comprehensive income attributable to noncontrolling interests, net of tax	(67,725)	(55,621)	(46,768)
Comprehensive income attributable to Parsons Corporation, net of tax	$246,818	$223,367	$164,090

The accompanying notes are an integral part of these consolidated financial statements.

Parsons Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2025, December 31, 2024 and December 31, 2023

(in thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Parsons Equity	Noncontrolling Interests	Total
Balances at December 31, 2022	$146,132	$(844,936)	$2,717,134	$43,089	$(17,849)	$2,043,570	$52,365	$2,095,935
Comprehensive income
Net income	—	—	—	161,149	—	161,149	46,766	207,915
Foreign currency translation loss, net	—	—	—	—	2,373	2,373	2	2,375
Pension adjustments, net	—	—	—	—	568	568	—	568
Contributions of treasury stock to ESOP	—	17,625	39,804	—	—	57,429	—	57,429
Contributions	—	—	—	—	—	-	2,867	2,867
Distributions	—	—	—	—	—	-	(12,496)	(12,496)
Issuance of equity securities, net of retirement	442	—	(1,171)	(514)	—	(1,243)	—	(1,243)
Repurchase of common stock	(233)	—	(10,767)	—	—	(11,000)	—	(11,000)
Stock-based compensation	—	—	34,365	—	—	34,365	—	34,365
Balances at December 31, 2023	$146,341	$(827,311)	$2,779,365	$203,724	$(14,908)	$2,287,211	$89,504	$2,376,715
Comprehensive income
Net income	—	—	—	235,053	—	235,053	55,612	290,665
Foreign currency translation gain, net	—	—	—	—	(11,555)	(11,555)	9	(11,546)
Pension adjustments, net	—	—	—	—	(131)	(131)	—	(131)
Contributions of treasury stock to ESOP	—	12,029	46,199	—	—	58,228	—	58,228
Contributions	—	—	—	—	—	—	2,174	2,174
Distributions	—	—	—	—	—	—	(29,199)	(29,199)
Capped call transactions	—	—	(66,121)	—	—	(66,121)	—	(66,121)
Repurchase of warrants	—	—	(104,952)	—	—	(104,952)	—	(104,952)
Bond hedge termination	—	—	149,308	—	—	149,308	—	149,308
Convertible debt inducement	—	—	(147,105)	—	—	(147,105)	—	(147,105)
Issuance of equity securities, net of retirement	601	—	(3,235)	(11,996)	—	(14,630)	—	(14,630)
Repurchases of common stock	(287)	—	(24,712)	—	—	(24,999)	—	(24,999)
Stock-based compensation	—	—	56,082	—	—	56,082	—	56,082
Balances at December 31, 2024	$146,655	$(815,282)	$2,684,829	$426,781	$(26,594)	$2,416,389	$118,100	$2,534,489

The accompanying notes are an integral part of these consolidated financial statements.

Parsons Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2025, December 31, 2024 and December 31, 2023

(continued)

(in thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Parsons Equity	Noncontrolling Interests	Total
Comprehensive income
Net income	—	—	—	241,139	—	241,139	67,725	308,864
Foreign currency translation gain, net	—	—	—	—	6,878	6,878	6	6,884
Pension adjustments, net	—	—	—	—	(1,205)	(1,205)	—	(1,205)
Contributions of treasury stock to ESOP	—	22,644	49,456	—	—	72,100	—	72,100
Contributions	—	—	—	—	—	—	3,094	3,094
Distributions	—	—	—	—	—	—	(63,273)	(63,273)
Repurchase of warrants	62	—	(62)	—	—	—	—	—
Issuance of equity securities, net of retirement	781	—	(5,529)	(6,747)	—	(11,495)	—	(11,495)
Repurchases of common stock	(1,822)	—	(123,171)	—	—	(124,993)	—	(124,993)
Stock-based compensation	—	—	43,207	—	—	43,207	—	43,207
Balances at December 31, 2025	$145,676	$(792,638)	$2,648,730	$661,173	$(20,921)	$2,642,020	$125,652	$2,767,672

Parsons Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2025, December 31, 2024 and December 31, 2023

(in thousands)	2025	2024	2023
Cash flows from operating activities
Net income including noncontrolling interests	$308,864	$290,665	$207,915
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	116,486	99,251	119,973
Amortization of debt issue costs	5,057	7,799	2,842
Loss (gain) on disposal of property and equipment	639	948	206
Convertible debt repurchase loss	—	18,355	—
Provision for doubtful accounts	—	—	32
Deferred taxes	44,312	6,101	(8,914)
Foreign currency transaction gains and losses	(5,506)	6,919	(330)
Equity in losses (earnings) of unconsolidated joint ventures	(2,583)	23,361	47,751
Return on investments in unconsolidated joint ventures	41,230	40,162	48,970
Stock-based compensation	43,207	56,082	34,365
Contributions of treasury stock	73,655	59,778	58,172
Changes in assets and liabilities, net of acquisitions and newly consolidated joint ventures
Accounts receivable	10,933	(163,139)	(176,181)
Contract assets	(163,070)	31,881	(119,898)
Prepaid expenses and other assets	(16,151)	35,830	(95,415)
Accounts payable	23,338	(42,686)	24,497
Accrued expenses and other current liabilities	(30,255)	79,984	163,440
Contract liabilities	34,896	(11,325)	84,439
Income taxes	3,575	(341)	2,886
Other long-term liabilities	(10,245)	(16,019)	12,949
Net cash provided by operating activities	478,382	523,606	407,699
Cash flows from investing activities
Capital expenditures	(67,970)	(49,213)	(40,396)
Proceeds from sale of property and equipment	842	179	546
Payments for acquisitions, net of cash acquired	(145,079)	(428,710)	(221,937)
Investments in unconsolidated joint ventures	(83,599)	(133,921)	(119,582)
Return of investments in unconsolidated joint ventures	40,222	54,950	5,018
Proceeds from sales of investments in unconsolidated joint ventures	—	—	381
Net cash used in investing activities	(255,584)	(556,715)	(375,970)
Cash flows from financing activities
Proceeds from borrowings under credit agreement	243,700	153,200	620,900
Repayments of borrowings under credit agreement	(243,700)	(153,200)	(620,900)
Proceeds from issuance of convertible notes due 2029	—	800,000	—
Repurchases of convertible notes due 2025	(113,405)	(497,613)	—
Proceeds from term loan	450,000
Repayment of delayed draw term loan	(350,000)
Payments for debt issuance costs	(2,571)	(19,185)	—
Contributions by noncontrolling interests	1,580	2,174	2,867
Distributions to noncontrolling interests	(63,275)	(29,199)	(12,496)
Repurchases of common stock	(124,994)	(25,000)	(11,000)
Taxes paid on vested stock	(20,315)	(22,560)	(7,301)
Capped call transactions	—	(88,400)	—
Bond hedge termination	—	195,549	—
Redemption of warrants	—	(104,952)	—
Proceeds from issuance of common stock	8,880	7,935	6,059
Net cash provided by (used in) financing activities	(214,100)	218,749	(21,871)
Effect of exchange rate changes	4,142	(5,035)	546
Net increase (decrease) in cash, cash equivalents and restricted cash	12,840	180,605	10,404
Cash, cash equivalents and restricted cash
Beginning of year	453,548	272,943	262,539
End of year	$466,388	$453,548	$272,943
Cash paid during the year for
Interest	$43,810	$34,440	$30,273

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

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

Treasury Stock

The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. The Company records the reissuance of treasury stock using the first-in, first-out method of accounting. Contributions of 1,172,622 shares, 633,033 shares, and 915,113 shares of common stock were made to the ESOP in 2025, 2024 and 2023, respectively.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

Share Repurchases

On August 9, 2021, the Company’s Board of Directors authorized the Company to acquire a number of shares of Common Stock having an aggregate market value of not greater than $100 million from time to time, commencing on August 12, 2021. The Board further amended this authorization in August 2022 to remove the prior expiration date and grant executive leadership the discretion to determine the price for such share repurchases. The Board further amended this authorization in March 2025 to increase and reset the repurchase capacity to $250 million. Any purchases made by the Company during Q1 of 2025 were deducted from the reset capacity.

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

December 31, 2025, December 31, 2024 and December 31, 2023

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

Contract Costs—Contract costs consist of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs). All contract costs are recorded as incurred. Changes to estimated contract costs, either due to unexpected events or revisions to management’s initial estimates, for a given project are recognized in the period in which they are determined. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client, generate or enhance resources that will be used in satisfying performance obligations in the future and directly relate to an existing or anticipated contract. Costs to mobilize equipment and labor to a job site, prior to substantive work beginning (“mobilization costs”) are capitalized as incurred and amortized over the expected duration of the contract. Additionally, the Company may incur incremental costs to obtain certain contracts, such as selling and market costs, bid and proposal costs, sales commissions, and legal fees, certain of which can be capitalized if they are recoverable under the contract. Capitalized contract costs are included in other current assets on the consolidated balance sheets and were not material as of December 31, 2025 and December 31, 2024.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

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

December 31, 2025, December 31, 2024 and December 31, 2023

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

The Company is involved in a significant volume of contracts with the United States federal government and state and local governments. Approximately 51%, 59%, and 55% of consolidated revenues for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively, and approximately 19% and 23% of accounts receivable as of December 31, 2025 and December 31, 2024, respectively were derived from contracts with the United States federal government. No other customers represented 10% or more of consolidated revenues or accounts receivable in any of the periods presented. One customer set within the United States federal government represents over 20% of total Company revenue for the year ended December 31, 2025.

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

December 31, 2025, December 31, 2024 and December 31, 2023

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

December 31, 2025, December 31, 2024 and December 31, 2023

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

December 31, 2025, December 31, 2024 and December 31, 2023

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

December 31, 2025, December 31, 2024 and December 31, 2023

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

In the fourth quarter of 2024, The FASB Issued ASU 2024-03 "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)" (ASU 2024-03"). ASU 2024-03 requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The adoption of this ASU will only impact disclosures and will not have a material impact on the Company's consolidated financial statements.

In the fourth quarter of 2023, The FASB Issued Accounting Standards Update (“ASU”) 2023-09, "Income Taxes (Topic 740)" ("ASU 2023-09"). ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We adopted the standard and applied the disclosure requirements on a prospective basis effective for the year ended December 31, 2025. This ASU was adopted in the fourth quarter of 2025, prospectively. The adoption of this ASU will only impact disclosures and did not have a material impact on the Company's consolidated financial statements.

In the fourth quarter of 2023, The FASB Issued ASU 2023-07, "Segment Reporting (Topic 280)". ASU 2023-07 introduces enhanced disclosures about significant segment expenses along with other enhanced segment disclosures. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this ASU only impacted disclosures and did not have a material impact on the Company's consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

3.
Acquisitions

Applied Sciences Consulting, Inc.

On October 1, 2025, the Company acquired a 100% ownership interest in Applied Sciences Consulting, Inc. ("ASC"), a privately owned company, for $28.1 million from cash on hand. ASC specializes in water and stormwater solutions for cities, counties, and water management districts across the state of Florida. ASC enhances our ability to partner with Florida communities on delivering innovative solutions for their resiliency challenges, while expanding those capabilities to new and existing clients around the world. In connection with this acquisition, the Company recognized $0.5 million of acquisition-related expenses in “Selling, general and administrative expense” in the consolidated statements of income for the year ended December 31, 2025, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition.

The following table summarizes the acquisition date fair value of the purchase consideration transferred (in thousands):

Amount
Cash and cash equivalents	$1,352
Accounts receivable	1,210
Right of use assets, operating leases	586
Property and Equipment	140
Goodwill	21,852
Intangible assets	4,590
Accounts payable	(557)
Short-term lease liabilities, operating leases	(107)
Accrued expenses and other current liabilities	(418)
Long-term lease liabilities, operating leases	(511)
Net assets acquired	$28,137

Of the total purchase price, the following values were preliminarily assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Backlog	$2,460	3
Customer relationships	1,840	3
Non-compete agreements	220	3
Trade name	70	1

Amortization expense of $0.4 million related to these intangible assets was recorded for the year ended December 31, 2025. The entire value of goodwill was assigned to the Critical Infrastructure reporting unit and represents synergies expected to be realized from this business combination. The entire value of goodwill is deductible for tax purposes.

The amount of revenue generated by ASC and included within consolidated revenue is $2.3 million for the year ended December 31, 2025. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

The Company is still in the process of finalizing its valuation of the assets and liabilities acquired.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the ASC acquisition had been consummated as of the beginning of fiscal year 2024 (in thousands) is as follows:

	2025	2024
	(unaudited)	(unaudited)
Pro forma Revenue	$6,371,493	$6,756,823
Pro forma Net Income including noncontrolling interests	310,257	289,861

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

Chesapeake Technology International, Corp

On June 30, 2025, the Company acquired a 100% ownership interest in Chesapeake Technology International, Corp ("CTI"), a privately owned company, for $91.5 million from cash on hand. CTI brings extensive capabilities as an all-domain technology solutions provider, powered by cutting-edge products that enhance the warfighters’ ability to sense, evaluate and deliver effects within the invisible battlespaces. CTI enhances our mission-ready solutions for the Department of War. In connection with this acquisition, the Company recognized $2.2 million of acquisition-related expenses in “Selling, general and administrative expense” in the consolidated statements of income for the year ended December 31, 2025, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition.

The following table summarizes the acquisition date fair value of the purchase consideration transferred (in thousands):

Amount
Cash and cash equivalents	$4,769
Accounts receivable	28,145
Contract assets	4,256
Inventory	169
Right of use assets, operating leases	2,310
Prepaid expenses and other current assets	498
Property and Equipment	1,029
Goodwill	57,468
Intangible assets	34,820
Other noncurrent assets	3,173
Accounts payable	(17,818)
Short-term lease liabilities, operating leases	(143)
Accrued expenses and other current liabilities	(7,471)
Contract liabilities	(8,079)
Deferred income taxes	(5,446)
Long-term lease liabilities, operating leases	(2,167)
Other long-term liabilities	(3,979)
Net assets acquired	$91,534

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

Of the total purchase price, the following values were preliminarily assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships	$20,690	15
Backlog	8,010	5
Developed technologies	3,000	3
Non-compete agreements	2,460	3
Trade name	$660	1

Amortization expense of $2.7 million related to these intangible assets was recorded for the year ended December 31, 2025. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. $8.8 million of goodwill is deductible for tax purposes.

The amount of revenue generated by CTI and included within consolidated revenue is $36.2 million for the year ended December 31, 2025. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

The Company is still in the process of finalizing its valuation of the assets and liabilities acquired.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the CTI acquisition had been consummated as of the beginning of fiscal year 2024 (in thousands) is as follows:

	2025	2024
	(unaudited)	(unaudited)
Pro forma Revenue	$6,419,805	$6,840,001
Pro forma Net Income including noncontrolling interests	312,214	278,473

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

TRS Group, Inc.

On January 31, 2025, the Company acquired a 100% ownership interest in TRS Group, Inc. ("TRS") a privately owned company, for $36.6 million from cash on hand (of which $3.8 million will be paid in July 2026). TRS is an environmental solutions firm that specializes in remediation technology. In connection with this acquisition, the Company recognized $0.5 million of acquisition-related expenses in “Selling, general and administrative expense” in the consolidated statements of income for the year ended December 31, 2025, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

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

Amortization expense of $1.6 million related to these intangible assets was recorded for the year ended December 31, 2025. The entire value of goodwill was assigned to the Critical Infrastructure reporting unit and represents synergies expected to be realized from this business combination. The entire value of goodwill is deductible for tax purposes.

The amount of revenue generated by TRS and included within consolidated revenue is $28.5 million for the year ended December 31, 2025. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the TRS acquisition had been consummated as of the beginning of fiscal year 2024 (in thousands) is as follows:

	2025	2024
	(unaudited)	(unaudited)
Pro forma Revenue	$6,366,268	$6,779,739
Pro forma Net Income including noncontrolling interests	309,913	287,387

The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflects the pro forma impact of additional amortization related

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

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

The following table summarizes the acquisition date fair value of the purchase consideration transferred (in thousands):

Amount
Cash and cash equivalents	$2,839
Accounts receivable	23,240
Contract assets	16,649
Prepaid expenses and other current assets	2,483
Right of use assets, operating leases	9,438
Property and Equipment	1,586
Other noncurrent assets	1,744
Goodwill	176,582
Intangible assets	32,400
Accounts payable	(8,668)
Accrued expenses and other current liabilities	(7,296)
Contract liabilities	(4,446)
Short-term lease liabilities, operating leases	(2,090)
Deferred income taxes	(2,299)
Long-term lease liabilities, operating leases	(7,462)
Other long-term liabilities	(1,183)
Net assets acquired	$233,517

Of the total purchase price, the following values were assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships	$6,500	4
Backlog	23,400	4
Non-compete agreements	1,700	3
Other	$800	1

Amortization expense of $8.7 million and $1.5 million related to these intangible assets was recorded for the year ended December 31,2025 and December 31, 2024, respectively. The entire value of goodwill was assigned to the Critical Infrastructure reporting unit and represents synergies expected to be realized from this business combination. $45.8 million of goodwill is deductible for tax purposes.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

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

BlackSignal Technologies, LLC.

On August 16, 2024, the Company acquired a 100% ownership interest in BlackSignal Technologies, LLC, ("BlackSignal") a privately-owned company, for $203.7 million from cash on hand. Headquartered in Chantilly, Virginia, BlackSignal is a next-generation digital signal processing, electronic warfare, and cyber security provider built to counter near peer threats. Parsons believes that the acquisition will expand Parsons' customer base across the Department of War and Intelligence Community and significantly strengthen Parsons' positioning within cyber warfare, while adding new capabilities in the counterspace radio frequency domain. In connection with this acquisition, the Company recognized $2.5 million of acquisition-related expenses in “Selling, general and administrative expense” in the consolidated statements of income for the year ended December 31, 2024, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

Of the total purchase price, the following values were assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships	$73,900	14
Backlog	11,700	3
Developed technologies	5,200	5
Non-compete agreements	6,100	3
Other	$700	1

Amortization expense of $12.7 million and $4.3 million related to these intangible assets was recorded for the year ended December 31,2025 and December 31, 2024, respectively. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. $17.1 million of goodwill is deductible for tax purposes.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

Sealing Technologies, Inc.

On August 23, 2023, the Company acquired a 100% ownership interest in Sealing Technologies, Inc (“SealingTech”), a privately-owned company, for $176.0 million in cash and up to an additional $25 million in the event an earn out revenue target is exceeded. The Company borrowed $175 million under the Credit Agreement to partially fund the acquisition. Headquartered in Maryland, SealingTech expands Parsons’ customer base across the Department of War and Intelligence Community, and further enhances the company’s capabilities in defensive cyber operations; integrated mission-solutions powered by artificial intelligence (AI) and machine learning (ML); edge computing and edge access modernization; critical infrastructure protection; and secure data management. In connection with this acquisition, the Company recognized $3.3 million of acquisition-related expenses in “Selling, general and administrative expense” in the consolidated statements of income for the year ended December 31, 2023, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition.

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

At the conclusion of the earn out period, the Company paid zero contingent consideration.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

Of the total purchase price, the following values were assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships	$40,000	14
Backlog	26,000	3
Developed technologies	8,000	3
Other	$1,000	1

Amortization expense of $12.0 million, $12.9 million and $7.0 million related to these intangible assets was recorded for the year ended December 31,2025, December 31,2024 and December 31, 2023, respectively. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. The entire value of goodwill is deductible for tax purposes.

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

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the SealingTech acquisition had been consummated as of the beginning of fiscal year 2022 (in thousands) is as follows:

2023
(unaudited)
Pro forma Revenue	$5,525,099
Pro forma Net Income including noncontrolling interests	216,157

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

December 31, 2025, December 31, 2024 and December 31, 2023

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

Amortization expense of $1.6 million, $1.6 million and $1.4 million related to these intangible assets was recorded for the year ended December 31,2025, December 31, 2024 and December 31, 2023, respectively. The entire value of goodwill was assigned to the Critical Infrastructure reporting unit and represents synergies expected to be realized from this business combination. $0.9 million of goodwill is deductible for tax purposes.

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

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the IPKeys acquisition had been consummated as of the beginning of fiscal year 2022 (in thousands) is as follows:

2023
(unaudited)
Pro forma Revenue	$5,445,604
Pro forma Net Income including noncontrolling interests	209,773

The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflects the pro forma impact of additional amortization related to the fair value of acquired intangible assets, and the pro forma impact of reflecting acquisition costs,

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

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

4.
Contracts with Customers

Disaggregation of Revenue

The Company’s contracts contain both fixed price and cost reimbursable components. Contract types are based on the component that represents the majority of the contract. The following table presents revenue disaggregated by contract type (in thousands):

	December 31, 2025	December 31, 2024	December 31, 2023
Fixed-Price	$2,138,910	$2,844,719	$1,810,499
Time-and-Materials	1,536,052	1,419,168	1,352,871
Cost-Plus	2,689,283	2,486,689	2,279,379
Total	$6,364,245	$6,750,576	$5,442,749

Refer to “Note 20—Segments Information” for the Company’s revenues by business lines.

Contract Assets and Contract Liabilities

Contract assets and contract liabilities balances at December 31, 2025 and December 31, 2024 were as follows (in thousands):

	December 31, 2025	December 31, 2024	$ change	% change
Contract assets	$915,806	$741,504	$174,302	23.5%
Contract liabilities	340,113	289,799	50,314	17.4%
Net contract assets (liabilities) (1)	$575,693	$451,705	$123,988	27.4%

(1) Total contract retentions included in net contract assets (liabilities) were $114.6 million as of December 31, 2025, of which $53.8 million are not expected to be paid in 2026. Total contract retentions included in net contract assets (liabilities) were $89.8 million as of December 31, 2024. Contract assets at December 31, 2025 and December 31, 2024 include approximately $58.9 million and $70.7 million, respectively, related to net claim recovery estimates. For the years ended December 31, 2025 and December 31, 2024, there were $12.0 million and $21.6 million, respectively of losses recognized related to the reduction in estimated claims recovery.

During the years ended December 31, 2025 and December 31, 2024, the Company recognized revenue of approximately $193.6 million and $190.3 million, respectively, that was included in the corresponding contract liability balance at December 31, 2024 and December 31, 2023, respectively. Certain changes in contract assets and contract liabilities consisted of the following:

	December 31, 2025	December 31, 2024
Acquired contract assets	$6,533	$19,858
Acquired contract liabilities	12,301	4,446

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

There was no significant impairment of contract assets recognized during the years ended December 31, 2025 and December 31, 2024.

Revisions in estimates, such as changes in estimated claims or incentives, related to performance obligations partially satisfied in previous periods that individually had an impact of $5 million or more on revenue resulted in the following changes in revenue.

	December 31, 2025	December 31, 2024	December 31, 2023
Revenue impact, net	$(6,345)	$(55,952)	$5,428

Certain financial statement impacts from revisions in estimates were as follows (in thousands):

	December 31, 2025	December 31, 2024	December 31, 2023
Operating income (loss)	$(29,011)	$(62,298)	$35,297
Net income (loss)	(21,961)	(47,651)	26,261

The amounts for 2025, in the table above, include the impact from contracts in the Federal Solutions segment related to a change in estimate increasing direct costs of contracts by $22.7 million.

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

These impacts do not include the operating income impacts disclosed below in "Note 16— Investments in and Advances to Joint Ventures."

Accounts Receivable, Net

Accounts receivable, net consisted of the following as of December 31, 2025 and December 31, 2024 (in thousands):

	2025	2024
Billed	$732,414	$712,046
Unbilled	395,889	392,236
Total accounts receivable, gross	1,128,303	1,104,282
Allowance for doubtful accounts	(3,886)	(3,886)
Total accounts receivable, net	$1,124,417	$1,100,396

Billed accounts receivable represents amounts billed to clients that have not been collected. Unbilled accounts receivable represents amounts where the Company has a present contractual right to bill but an invoice has not been issued to the customer at the period-end date. Receivables from contracts with the U.S. federal government and its agencies were 19% and 23% as of December 31, 2025 and December 31, 2024, respectively.

The allowance for doubtful accounts was determined based on consideration of trends in actual and forecasted credit quality of clients, including delinquency and payment history, type of client, such as a

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

government agency or commercial sector client, and general economic conditions and particular industry conditions that may affect a client’s ability to pay.

Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations (“RUPO”) as of December 31, 2025 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had $7.1 billion in RUPO as of December 31, 2025.

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

The Company expects to satisfy its RUPO as of December 31, 2025 over the following periods (in thousands):

Period RUPO Will Be Satisfied	Within One Year	Within One to Two Years	Thereafter
Federal Solutions	$1,826,145	$468,713	$129,435
Critical Infrastructure	2,276,922	1,299,426	1,081,343
Total	$4,103,067	$1,768,139	$1,210,778

5.
Leases

The Company has operating and finance leases for corporate and project office spaces, vehicles, heavy machinery and office equipment. Our leases have remaining lease terms of one year to ten years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases after the third year.

The components of lease costs for the years ended December 31, 2025 and December 31, 2024 are as follows (in thousands):

	2025	2024
Operating lease cost	$65,571	$64,858
Short-term lease cost	16,398	17,114
Amortization of right-of-use assets	4,507	3,549
Interest on lease liabilities	524	434
Sublease income	(3,730)	(4,289)
Total lease cost	$83,270	$81,666

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

Supplemental cash flow information related to leases for the years ended December 31, 2025 and December 31, 2024 is as follows (in thousands):

	2025	2024
Operating cash flows for operating leases	$66,841	$67,696
Operating cash flows for financing activities	524	434
Financing cash flows for finance leases	4,383	3,376
Right-of-use assets obtained in exchange for new operating lease liabilities	26,574	36,583
Right-of-use assets obtained in exchange for new finance lease liabilities	2,606	4,220

Supplemental balance sheet and other information related to leases as of December 31, 2025 and December 31, 2024 is as follows (in thousands):

	2025	2024
Operating Leases:
Right-of-use assets	$126,770	$153,048
Lease liabilities:
Current	45,353	52,725
Long-term	94,044	114,386
Total operating lease liabilities	$139,397	$167,111
Finance Leases:
Other noncurrent assets	$8,990	$9,864
Accrued expenses and other current liabilities	$4,118	$3,645
Other long-term liabilities	$5,240	$6,441

Weighted Average Remaining Lease Term:
Operating leases	3.7 Years	3.9 Years
Finance leases	2.6 Years	2.8 Years
Weighted Average Discount Rate:
Operating leases	4.6%	4.5%
Finance leases	4.9%	5.0%

As of December 31, 2025, the Company has no additional operating leases that have not yet commenced.

A maturity analysis of the future undiscounted cash flows associated with the Company’s operating and finance lease liabilities as of December 31, 2025 is as follows (in thousands):

	Operating Leases	Finance Leases
2026	$50,952	$4,546
2027	35,670	3,293
2028	29,467	1,950
2029	21,893	504
2030	8,540	58
Thereafter	5,147	-
Total lease payments	151,669	10,351
Less: imputed interest	(12,272)	(993)
Total present value of lease liabilities	$139,397	$9,358

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

Rental expense for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 was $82.0 million, $82.0 million and $81.0 million, respectively, and is recorded in “Selling, general and administrative expenses” in the consolidated statements of income.

6.
Employee Stock Purchase and Equity-Based Compensation Plans

Equity Compensation Plan Information

The following table provides information as of December 31, 2025 regarding compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	-		-	1,217,941	(2)
Equity compensation plans not approved by security holders	1,591,245	(3)	-	6,931,420	(4)
Total	1,591,245		-	8,149,361

(1)
Consists of the 2020 Employee Stock Purchase Plan.
(2)
Amount represents 1,217,941 shares remaining available for future issuance under the 2020 Employee Stock Purchase Plan (of which 79,496 shares were purchased pursuant to the offering period that ended on December 31, 2025).
(3)
Amount represents the sum of 1,591,245 shares of common stock subject to outstanding RSU and PSU awards under the 2019 Incentive Plan (with PSU awards reflected at “target” levels),
(4)
Amount represents 6,931,420 shares remaining available for future issuance under the 2019 Incentive Plan.

Employee Stock Purchase Plan

The Parsons Corporation Employee Stock Purchase Plan (“ESPP”) was adopted effective March 1, 2020. Under the ESPP, eligible employees who elect to participate are granted the right to purchase shares of Parsons common stock at a discount of 5% of the market value on the last trading day of the offering period.

The following table presents stock issuance activity for the years ended December 31, 2025 and December 31, 2024 (in thousands):

	2025	2024
Purchase price paid for shares sold	$9,464	$7,935
Number of shares sold	150	96

The average purchase price for the year ended December 31, 2025 and December 31, 2024 was $63.09 and $82.66 per share, respectively.

Equity-Based Compensation Plans

The Company issues stock-based awards through the Incentive Award Plan. The compensation expense for these awards is recorded in “Selling, general and administrative expenses” in the Company’s consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

Stock-based compensation expense was $34.0 million, $52.6 million, and $27.5 million for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively, net of recognized tax benefits of $6.2 million, $8.9 million, and $8.6 million for 2025, 2024 and 2023, respectively. The tax benefit realized related to awards vested during 2025, 2024, and 2023 was $9.1 million, $12.0 million, and $4.3 million, respectively. We recognize forfeitures as they occur.

At December 31, 2025, the amount of compensation cost relating to non-vested awards not yet recognized in the consolidated financial statements is $37.5 million. The majority of these unrecognized compensation costs will be recognized by the fourth quarter of fiscal 2027.

Restricted Stock Units

Restricted Stock Units awards are issued under the Incentive Award Plan and are settled by the issuance of the Company’s common stock. Outstanding awards have been granted based on either service or service and performance conditions. Awards vest over three-year periods, either annually or cliff. Expense is recognized on an accelerated basis for awards with service conditions only and on a straight-line basis for awards that include performance conditions. Expense recognition of awards with performance criteria are subject to the probability of meeting the performance conditions and adjusted for the number of shares expected to be earned. Compensation cost for awards with performance conditions are trued-up at each reporting period for changes in the expected shares pro-rated for the portion of the requisite service period rendered. For awards that include market conditions, the grant date fair value is determined using a Monte Carlo simulation. Inputs to the Monte Carlo model include the vesting period, historical stock volatilities for Parsons and a peer group commensurate with a look back period equal to the vesting period.

The following table presents the number of shares of restricted stock units granted (at target shares for awards with performance conditions) for the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

	December 31, 2025	December 31, 2024	December 31, 2023
Restricted Stock Units (service condition)	401,974	346,483	616,337
Restricted Stock Units (service and performance condition)	359,146	296,513	452,179

The number of units granted for awards with performance conditions in the above table is based on performance at the target amount. The number of shares ultimately issued, which could be greater or less than target, will be based on achieving specific performance conditions related to the awards. During the years ended December 31, 2025 and December 31, 2024, certain restricted stock unit grants with performance conditions vested with performance different from the target share amounts. As a result, 156,312 and 99,280 additional shares, respectively were granted and vested.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

The following table presents the number and weighted average grant-date fair value of restricted stock units (at target shares for awards with performance conditions) for the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2022	1,621,155	$37.49
Granted	1,068,516	48.96
Vested	(372,962)	37.56
Forfeited	(223,373)	39.90
Outstanding at December 31, 2023	2,093,336	43.11
Granted	642,996	79.71
Vested	(697,956)	37.83
Forfeited	(155,358)	45.33
Outstanding at December 31, 2024	1,883,018	57.35
Granted	761,120	50.20
Vested	(855,126)	41.88
Forfeited	(197,767)	52.84
Outstanding at December 31, 2025	1,591,245	$62.80

For the year ended December 31, 2025, 988,128 shares of restricted stock units were issued, and 347,450 shares of common stock related to employee statutory income tax withholding were retired. For the year ended December 31, 2024, 778,167 shares of restricted stock units were issued, and 272,284 shares of common stock related to employee statutory income tax withholding were retired. For the year ended December 31, 2023, 484,988 shares of restricted stock units were issued, and 159,281 shares of common stock related to employee statutory income tax withholding were retired.

The following table presents the number of shares of restricted stock outstanding (at target shares for awards with performance conditions) at December 31, 2025, December 31, 2024 and December 31, 2023:

	December 31, 2025	December 31, 2024	December 31, 2023
Restricted Stock Units (service condition)	730,329	911,908	1,085,203
Restricted Stock Units (service and performance condition)	860,916	971,110	1,008,133

7. Goodwill

The following table summarizes the changes in the carrying value of goodwill by reporting segment for the years ended December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2024	Acquisitions	Foreign Exchange	December 31, 2025
Federal Solutions	$1,806,564	54,654	-	$1,861,218
Critical Infrastructure	276,116	46,765	2,551	325,432
Total	$2,082,680	$101,419	$2,551	$2,186,650

	December 31, 2023	Acquisitions	Foreign Exchange	December 31, 2024
Federal Solutions	$1,686,901	$119,663	$-	$1,806,564
Critical Infrastructure	105,764	174,585	(4,233)	276,116
Total	$1,792,665	$294,248	$(4,233)	$2,082,680

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

For the years ended December 31, 2025 and December 31, 2024, the Company performed a quantitative impairment analysis for all reporting units. It was determined that the fair value of all reporting units exceeded their carrying values. No goodwill impairments were identified for the three years ended December 31, 2025, December 31, 2024 and December 31, 2023.

8.
Intangible Assets

The gross amount and accumulated amortization of acquired identifiable intangible assets included in “Intangible assets, net” on the consolidated balance sheets were as follows (in thousands except for years):

	December 31, 2025			December 31, 2024			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (in years)
Backlog	$154,470	$(83,181)	$71,289	$142,100	$(51,322)	$90,778	4.4
Customer relationships	$395,460	$(166,391)	$229,069	372,930	(139,568)	233,362	11.5
Developed technology	$30,100	$(13,496)	$16,604	23,200	(7,458)	15,742	4.4
Trade name	$2,530	$(2,123)	$407	1,500	(367)	1,133	1.0
Non-compete agreements	$10,980	$(4,293)	$6,687	8,300	(1,203)	7,097	3.0
In process research and development	$1,800	$-	$1,800	1,800	-	1,800	n/a
Other intangibles	$24	$-	$24	25	-	25	n/a
Total intangible assets	$595,364	$(269,484)	$325,880	$549,855	$(199,918)	$349,937

The aggregate amortization expense of intangible assets was $69.6 million, $55.6 million, and $76.6 million for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively.

Estimated amortization expense in each of the next five years and beyond is as follows (in thousands):

December 31, 2025
2025	$65,441
2026	$58,480
2027	$42,726
2028	$26,421
2029	$22,702
Thereafter	$108,309
Total	$324,079

9.
Property and Equipment, Net

Property and equipment consisted of the following at December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025	December 31, 2024	Useful life (years)
Buildings and leasehold improvements	$118,945	$103,945	1-15
Furniture and equipment	88,011	84,720	3-10
Computer systems and equipment	181,595	172,437	3-10
Construction equipment	15,739	6,463	5-7
Construction in progress	51,070	30,342
	455,360	397,907
Accumulated depreciation	(304,299)	(286,332)
Property and equipment, net	$151,061	$111,575

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

Depreciation expense of $42.0 million, $37.4 million, and $39.1 million was recorded for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively.

10.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at December 31, 2025 and December 31, 2024 (in thousands):

	2025	2024
Salaries and wages	$133,688	$119,122
Employee benefits	351,487	371,435
Self-insurance liability	23,415	17,723
Project cost accruals	280,479	307,200
Other accrued expenses	95,376	78,945
Total accrued expenses and other current liabilities	$884,445	$894,425

11.
Debt and Credit Facilities

Debt consisted of the following at December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025	December 31, 2024
Short-Term Debt:
Delayed draw term loan due 2025	$-	$350,000
Convertible senior notes due 2025	-	113,405
Total Short-Term Debt	-	463,405
Long-Term Debt:
Convertible senior notes due 2029	800,000	800,000
Revolving credit facility	-	-
Term loan due 2028	450,000	-
Debt issuance costs	(12,184)	(15,904)
Total Long-Term Debt	1,237,816	784,096
Total Debt	$1,237,816	$1,247,501

In June 2025, the Company terminated its $350 million Delayed Draw Term Loan due 2025 and its $650 million Revolving Credit Facility due 2026 and replaced these credit facilities with a $450 million Term Loan due 2028 and a $750 million Revolving Credit Facility due 2030. Proceeds from the Term Loan were used to payoff the outstanding balance of the Delayed Draw Term Loan.

Term Loan

In June 2025, the Company entered into a $450 million unsecured Term Loan with an increase option of up to $150 million. Proceeds of the Term Loan Agreement may be used (a) to pay off in full, or partially payoff, the Company’s existing Convertible Senior Notes, (b) to prepay revolving loans outstanding under the Revolving Credit Agreement (as defined below), or (c) for working capital, capital expenditures and other lawful corporate purposes. The Company incurred $0.9 million of debt issuance costs in connection with the Term Loan as of December 31, 2025. These costs are presented as a direct deduction from long-term debt on the face of the balance sheet. Interest expense related to the Term Loan was $14.0 million for the year ended December 31, 2025, of which $0.2 million was related to the

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

amortization of debt fees. The amortization of debt issuance costs and interest expense is recorded in “Interest expense” on the consolidated statements of income. As of December 31, 2025 there was $450 million outstanding under the Term Loan.

The Term Loan has a three-year maturity and permits the Company to borrow in U.S. dollars. The Term Loan does not require any amortization payments by the Company. Depending on the Company’s consolidated leverage ratio (or debt rating after such time as the Company has such rating), borrowings under the Term Loan Agreement will bear interest at either an adjusted Term SOFR benchmark rate plus a margin between 0.875% and 1.500% or a base rate plus a margin of between 0% and 0.500% and will initially bear interest at the middle of this range. Amounts outstanding under the Term Loan Agreement may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of benchmark rate loans. The interest rate on December 31, 2025 was 4.8%.

Delayed Draw Term Loan (Terminated June 2025)

In September 2022, the Company entered into a $350 million unsecured Delayed Draw Term Loan with an increase option of up to $150 million (the “2022 Delayed Draw Term Loan”). Proceeds of the 2022 Delayed Draw Term Loan Agreement may be used (a) to pay off in full, or partially payoff, the Company’s existing Senior Notes, (b) to prepay revolving loans outstanding under the Revolving Credit Agreement (as defined below), or (c) for working capital, capital expenditures and other lawful corporate purposes. The Company incurred $0.9 million of debt issuance costs in connection with the delayed draw term loan. These costs are presented as a direct deduction from long-term debt on the face of the balance sheet. Interest expense related to the Delayed Draw Term Loan was $8.7 million, $23.1 million and 22.4 million for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively. Included in these amounts was amortization of debt fees of $0.2 million, $0.3 million, and $0.3 million, respectively. The amortization of debt issuance costs and interest expense is recorded in “Interest expense” on the consolidated statements of income. There was no amount outstanding as of December 31, 2025 and $350.0 million outstanding as of December 31, 2024 under the Delayed Draw Term Loan.

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

Convertible Senior Notes due 2025

In August 2020, the Company issued an aggregate $400.0 million of 0.25% Convertible Senior Notes due 2025, including the exercise of a $50.0 million initial purchasers’ option. The Company received proceeds from the issuance and sale of the Convertible Senior Notes of $389.7 million, net of $10.3 million of transaction fees and other third-party offering expenses. The Convertible Senior Notes accrue interest at a rate of 0.25% per annum, payable semi-annually on February 15 and August 15 of each year beginning on February 15, 2021, and matured on August 15, 2025, unless earlier repurchased, redeemed or converted. The convertible Senior Notes due 2025 matured on August 15, 2025.

The Company recognized interest expense of $0.1 million, $3.9 million and $3.1 million for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively. Included in these

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

amounts were the amortization of debt fees of $3.5 million and $2.1 million for the years ended December 31, 2024 and December 31, 2023, respectively. The debt issuance costs were full amortized during the year ended December 31, 2024. There was no amount outstanding as of December 31, 2025 and the net carrying value of the Convertible Senior Notes due 2025 was $113.4 million as of December 31, 2024.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

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

The Company recognized interest expense with respect to the Convertible Senior Notes Due 2029 of $25.2 million and $21.3 million for the years ended December 31, 2025 and December 31, 2024, respectively. Included in these amounts was amortization of debt fees of $4.2 million and $3.5 million, respectively As of December 31, 2025 and December 31, 2024, the net carrying value of the Convertible Notes due 2029 were $788.5 million and $784.3 million, respectively.

Capped Call Transactions - Convertible Senior Notes due 2029

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

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

The partial repurchase, during the year ended December 31, 2024, resulted in a $18.4 million repurchase loss1 and a $3.2 million charge to interest expense for the acceleration of the amortization of debt issuance costs associated with the 0.25% Convertible Senior Notes due 2025. The tax effect of the repurchase loss, excluding the interest expense, was recognized as a discrete event during the year ended December 31, 2024 with a tax benefit of $4.3 million recognized in the income statement.

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

Revolving Credit Facility due 2030

In June 2025, the Company entered into a $750 million unsecured revolving credit facility (the “Credit Agreement”). The Company incurred $1.7 million of costs in connection with this Credit

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

Agreement. The 2025 Credit Agreement replaced an existing Credit Agreement dated as of June 25, 2021. Under the new agreement, the Company’s revolving credit facility was increased from $650 million to $750 million. The credit facility has a five-year maturity, which may be extended up to two times for periods determined by the Company and the applicable extending lenders, and permits the Company to borrow in U.S. dollars, certain specified foreign currencies, and each other currency that may be approved in accordance with the 2025 Facility. The borrowings under the Credit Agreement bear interest at either the Term SOFR rate plus a margin between 1.0% and 1.625% or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%. The rate on December 31, 2025 was 5.0%. Letters of credit commitments outstanding under this agreement aggregated to $41.8 million at December 31, 2025 which reduced borrowing limits available to the Company.

Interest expense related to the Credit Agreements (due 2030 and due 2026) were $0.7 million, $0.7 million and $3.9 million for the year ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively. Included in these amounts was amortization of debt fees of $0.5 million for all years presented.

The Credit Agreement includes various covenants, including restrictions on indebtedness, liens, acquisitions, investments or dispositions, payment of dividends and maintenance of certain financial ratios and conditions. The Company was in compliance with these covenants at December 31, 2025 and December 31, 2024.

Letters of Credit

The Company also has in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated approximately $356.2 million and $328.4 million at December 31, 2025 and December 31, 2024, respectively.

12.
Other Long-term Liabilities

Other long-term liabilities consisted of the following at December 31, 2025 and December 31, 2024 (in thousands):

	2025	2024
Self-insurance liability	$47,781	$58,878
Reserve for uncertain tax positions	23,697	22,985
Finance lease obligations	5,240	6,441
Other long-term liabilities	18,627	8,182
Total other long-term liabilities	$95,345	$96,486

Refer to “Note 13—Income Taxes” for further discussion of the Company’s reconciliation of the beginning and ending balances of uncertain tax positions.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

13.
Income Taxes

In July 2025, the One Big Beautiful Bill Act (OBBBA) was enacted. Key income tax related provisions of the OBBBA include the repeal of mandatory capitalization of research and development expenditures under Internal Revenue Code (IRC) Section 174 (reinstating full expensing beginning in 2025) and extension of bonus depreciation. The Company recognized the income tax effects of the OBBBA in its 2025 financial statements, including a $29 million decrease to both income taxes payable and to current income tax expense, and a $29 million increase to deferred tax expense and a $29 million decrease to deferred tax assets as of December 31, 2025. The change in the tax law had no significant impact to the Company’s annual effective tax rate.

The following table presents the components of our income from operations before income taxes (in thousands):

	2025	2024	2023
United States earnings	$190,867	$256,210	$179,522
Foreign earnings	191,644	111,441	84,531
	$382,511	$367,651	$264,053

The income tax expense (benefit) attributable to income from operations for the years ended December 31, 2025, December 31, 2024, and December 31, 2023 consists of the following (in thousands):

	2025	2024	2023
Current
Federal	$(5,845)	$37,713	$37,699
State	10,026	13,441	13,340
Foreign	25,154	19,731	14,013
Total current income tax expense	29,335	70,885	65,052
Deferred
Federal	36,923	1,397	(5,974)
State	6,297	3,941	(590)
Foreign	1,092	763	(2,350)
Total deferred tax expense (benefit)	44,312	6,101	(8,914)
Total income tax expense
Federal	31,078	39,110	31,725
State	16,323	17,382	12,750
Foreign	26,246	20,494	11,663
Total income tax expense	$73,647	$76,986	$56,138

Income tax expense (benefit) was different from the amount computed by applying the United States federal statutory rate to pre-tax income from continuing operations, presented after prospectively adopting ASU 2023-09, as a result of the following (in thousands):

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

	2025
Income before income tax expense	$382,511
Tax at federal statutory tax rate	80,327	21.0%
State taxes, net of federal tax benefit (1)	11,352	3.0%
Foreign tax effects:
Saudi Arabia
Withholding taxes	4,993	1.3%
Noncontrolling interests	(13,965)	-3.7%
Other	(603)	-0.2%
Other foreign jurisdictions	(6,579)	-1.7%
Effect of cross-border tax laws:
Tax cost of foreign operations, net of credits	(3,742)	-1.0%
Foreign-derived intangible income	(2,107)	-0.5%
Other	62	0.0%
Tax credits:
Research and development credit	(5,727)	-1.5%
Other	(360)	-0.1%
Change in valuation allowances	5,984	1.6%
Nontaxable or nondeductible items:
Executive compensation	5,051	1.3%
Equity compensation	(3,596)	-0.9%
Other	(209)	-0.1%
Change in unrecognized tax benefits	1,820	0.5%
Other adjustments	946	0.3%
Total income tax expense	$73,647	19.3%

(1)
The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include California, Virginia, Maryland, Texas, and Florida.

Income tax expense (benefit) was different from the amount computed by applying the United States federal statutory rate to pre-tax income from continuing operations, prior to adopting ASU 2023-09, as a result of the following (in thousands):

	2024		2023
Income before income tax expense	$367,651		$264,053
Tax at federal statutory tax rate	77,207	21.0%	55,451	21.0%
State taxes, net of federal tax benefit	11,852	3.2%	9,807	3.7%
Change in valuation allowance	11,111	3.0%	5,773	2.2%
Change in uncertain tax positions	3,584	1.0%	3,530	1.3%
Foreign tax rate differential	(6,078)	-1.7%	(6,258)	-2.4%
Tax cost of foreign operations, net of credits	1,842	0.5%	3,085	1.2%
Foreign-derived intangible income deduction	(14,794)	-4.0%	(4,736)	-1.8%
Noncontrolling interests	(11,679)	-3.2%	(9,821)	-3.7%
Federal business credits	(2,932)	-0.8%	(2,731)	-1.0%
Executive compensation	7,351	2.0%	1,636	0.6%
Equity compensation	(7,170)	-2.0%	(158)	-0.1%
Other, net	6,692	1.8%	560	0.2%
Total income tax expense	$76,986	20.9%	$56,138	21.3%

The effective tax rate in 2025 decreased to 19.3% from 20.9% in 2024. The change in the effective tax rate was due primarily to a change in the jurisdictional mix of earnings, decreases in the change of valuation allowance on NOLs and non-deductible executive compensation subject to Section 162(m), an increase in untaxed income attributable to noncontrolling interests, and an increase in business tax

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

credits, partially offset by decreases in foreign-derived intangible income (FDII) deduction and the windfall equity-based compensation deduction.

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

The components of deferred tax assets and liabilities consist of the following at December 31, 2025 and December 31, 2024 (in thousands):

	2025	2024
Deferred tax assets
Project and non-project reserves	$18,276	$23,184
Employee compensation and benefits	76,977	76,944
Revenue and cost recognition	33,345	46,250
Insurance accruals	10,448	12,424
Net operating losses	15,107	17,640
Lease liabilities	34,777	42,572
Tax credit carryforwards	43,067	35,845
Other	11,048	17,432
Total deferred tax assets	243,045	272,291
Valuation allowance	(50,558)	(45,318)
Total deferred tax assets	192,487	226,973
Deferred tax liabilities
Intangible assets	(71,648)	(57,361)
Right-of-use assets	(31,464)	(38,605)
Profit remittance tax	(7,810)	(6,842)
Other	(5,533)	(1,758)
Total deferred tax liabilities	(116,455)	(104,566)
Net deferred tax asset	$76,032	$122,407

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

As of December 31, 2025, and December 31, 2024, the Company’s valuation allowance against deferred tax assets was $50.6 million and $45.3 million, respectively. The Company has recorded a valuation allowance against certain tax attributes that the Company has determined are not more-likely-than-not to be realized, including certain foreign net operating loss carryforwards, foreign tax credit carryforwards, and capital loss carryforwards. From December 31, 2024 to December 31, 2025, the Company’s valuation allowance increased by $5.3 million. This increase relates to deferred tax assets recorded for net operating loss carryforwards and foreign tax credit carryforwards. The valuation allowance is recorded because the Company does not expect to utilize the carryforward amounts before they expire.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

As of December 31, 2025, the Company has Net Operating Losses ("NOLs") of $2.0 million, $43.7 million, and $59.6 million for U.S. Federal, U.S. states and foreign jurisdictions, respectively. The utilization of the U.S. federal and U.S. state NOLs are subject to certain annual limitations. Of these NOL amounts, $2.0 million, $17.9 million and $25.1 million in U.S. Federal, U.S. states and foreign jurisdictions, respectively, do not expire. The remaining amounts of NOLs in U.S. states and in foreign jurisdictions will expire if not used between 2026 and 2046.

As of December 31, 2025, the Company has foreign tax credit carryforwards of $39.0 million. The Company has provided a valuation allowance of $39.0 million as the Company considers it is not more likely than not that these credits will be realized. These foreign tax credits start expiring in the year 2029.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows (in thousands):

	2025	2024	2023
Beginning of year	$29,538	$25,497	$22,798
Increases—current year tax positions	7,548	1,058	3,220
Increases—prior year tax positions	2,436	7,488	2,458
Decreases—prior year tax positions	(1,458)	(1,826)	(1,589)
Settlements	—	(1,334)	(1,026)
Lapse of statute of limitations	(5,710)	(1,345)	(364)
End of year	$32,354	$29,538	$25,497

At December 31, 2025, and December 31, 2024, there are $26.5 million and $28.6 million of unrecognized tax benefits that if recognized would affect the Company’s effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as part of its income tax expense. During the years ended December 31, 2025, December 31, 2024, and December 31, 2023, the Company recognized approximately $0.7 million, $1.0 million, and $0.5 million in interest and penalties, respectively, in the consolidated statements of income. The total amount of interest and penalties accrued in the consolidated balance sheets was $6.3 million, $5.6 million, and $4.6 million as of December 31, 2025, December 31, 2024, and December 31, 2023, respectively.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. states, and foreign jurisdictions. The Company is subject to examination by tax authorities in several jurisdictions, including jurisdictions where the Company has significant activities, such as Canada, Saudi Arabia, the United Arab Emirates and the United States. As of December 31, 2025, the Company’s U.S. federal income tax returns for tax years 2022 and forward remain subject to examination. U.S. states and foreign income tax returns remain subject to examination based on varying local statutes of limitations.

Although the Company believes its reserves for its tax positions are reasonable, the final outcome of tax audits could be significantly different, both favorably and unfavorably.

The amounts of cash income taxes paid (net of refunds received) by the Company were as follows (in thousands):

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

2025
Federal	$(13)
State and local:
California	1,730
All other state and local	8,212
Foreign:
Saudi Arabia	17,018
All other foreign	3,847
Total income taxes paid, net of refunds received	$30,794

The amount of cash income taxes paid (net of refunds received) by the Company during the year ended December 31, 2024 and 2023 was $59.8 million and $74.1 million, respectively.

The change in tax law from OBBBA led to the reduction of 2025 income taxes paid.

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

In September 2015, a former Parsons employee filed an action in the United States District Court for the Northern District of Alabama against us as a qui tam relator on behalf of the United States (the “Relator”) alleging violation of the False Claims Act. The plaintiff alleges that, as a result of these actions, the United States paid in excess of $1 million per month between February and September 2006 that it should have paid to another contractor, plus $2.9 million to acquire vehicles for the contractor defendant to perform its security services. The lawsuit sought (i) that we cease and desist from violating the False Claims Act, (ii) monetary damages equal to three times the amount of damages that the United States has sustained because of our alleged violations, plus a civil penalty of not less than $5,500 and not more than $11,000 for each alleged violation of the False Claims Act, (iii) monetary damages equal to the maximum amount allowed pursuant to §3730(d) of the False Claims Act, and (iv) Relator’s costs for this action, including recovery of attorneys’ fees and costs incurred in the lawsuit. The United States government did not intervene in this matter as it is allowed to do so under the statute. The court heard dispositive motions in 2023, including Parsons’ motion for summary judgment. In March 2025, the court granted Parsons’ motion for summary judgment. The Relator has appealed this decision. We anticipate that oral argument will be heard by the appellate court in 2026.

On July 1, 2024, a final judgment was filed with the clerk of the Superior Court of the State of California In and For the County of San Mateo with an award of damages in the total amount of approximately $102.5 million in favor of Parsons Transportation Group, Inc. and against Alstom Signaling Operations LLC (Alstom"). This proposed award relates back to a lawsuit Parsons initially filed against the Peninsula Corridor Joint Powers Board for breach of contract and wrongful termination in February 2017

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

(which was settled between Parsons and the Joint Powers Board in 2021) and a cross-complaint filed against Alstom Signaling Operations LLC in November 2017, as subsequently amended, for breach of contract, negligence and intentional misrepresentation. On September 23, 2024, the Court awarded pre-judgment interest in the amount of $34.0 million and amended the judgment accordingly to include such interest. Alstom filed a Notice of Appeal and has posted a bond as required under California law. The appellate briefs have been filed with Parsons having until February 2026 to file their final brief. We anticipate oral argument will occur in 2026.

At this time, the Company is unable to determine the probability of the outcome of the litigation.

Federal government contracts are subject to audits, which are performed for the most part by the Defense Contract Audit Agency (“DCAA”). Audits by the DCAA and other agencies consist of reviews of our overhead rates, operating systems and cost proposals to ensure that we account for such costs in accordance with the Federal Acquisition Regulations (“FAR”). If the DCAA determines we have not accounted for such costs in accordance with the FAR, the DCAA may disallow these costs. The disallowance of such costs may result in a reduction of revenue and additional liability for the Company. Historically, the Company has not experienced any material disallowed costs as a result of government audits. However, the Company can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. All audits of costs incurred on work performed through 2023 have been closed, and years thereafter remain open. All of Parsons operating systems have been deemed adequate by the U.S. federal government.

Although there can be no assurance that these matters will be resolved favorably, management believes that their ultimate resolution will not have a material adverse impact on the Company’s consolidated financial position, results of operations, or cash flows.

15.
Retirement and Other Benefit Plans

The Company’s principal retirement benefit plan is the ESOP, a stock bonus plan, established in 1975 to cover eligible employees of the Company and certain affiliated companies. Contributions of treasury stock to ESOP are made annually in amounts determined by the Company’s board of directors and are held in trust for the sole benefit of the participants. Shares allocated to a participant’s account are fully vested after three years of credited service, or in the event(s) of reaching age 65, death or disability while an active employee of the Company. As of December 31, 2025, the total shares of the Company’s common stock outstanding were 106,968,082, of which 50,864,117 were held by the ESOP. As of December 31, 2024, the total shares of the Company’s common stock outstanding were 106,775,350 of which 54,117,903 were held by the ESOP.

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

Total ESOP contribution expense was approximately $72.5 million, $59.8 million and $58.2 million for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively, and is recorded in “Direct costs of contracts” and “Selling, general and administrative expense” in the consolidated statements of income.

The Company also maintains a defined contribution plan (the “401(k) Plan”). Substantially all domestic employees are entitled to participate in the 401(k) Plan, subject to certain minimum requirements. The Company’s contributions to the 401(k) Plan for the years ended December 31, 2025,

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

December 31, 2024 and December 31, 2023 amounted to $45.8 million, $37.7 million, and $35.4 million, respectively.

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

Letters of credit outstanding described in ‘Note 11—Debt and Credit Facilities” that relate to project ventures are approximately $184.4 million and $176.7 million at December 31, 2025 and December 31, 2024, respectively.

In the table below, aggregated financial information relating to the Company’s joint ventures is provided because their nature, risk and reward characteristics are similar. None of the Company’s current joint ventures that meet the characteristics of a VIE are individually significant to the consolidated financial statements.

Consolidated Joint Ventures

The following represents financial information for consolidated joint ventures included in the consolidated financial statements as of and for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 (in thousands):

	2025	2024
Current assets	$542,877	$519,450
Noncurrent assets	7,961	9,841
Total assets	550,838	529,291
Current liabilities	301,891	296,774
Noncurrent Liabilities	3,417	2,203
Total liabilities	305,308	298,977
Total joint venture equity	$245,530	$230,314

	2025	2024	2023
Revenue	$819,562	$788,702	$708,391
Costs	683,298	676,258	613,186
Net income	$136,264	$112,444	$95,205
Net income attributable to noncontrolling interests	$67,725	$55,612	$46,766

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

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

The following represents the financial information of the Company’s unconsolidated joint ventures as presented in their unaudited financial statements as of and for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 (in thousands):

	2025	2024
Current assets	$1,549,367	$1,477,950
Noncurrent assets	439,496	431,476
Total assets	1,988,863	1,909,426
Current liabilities	1,046,970	947,072
Noncurrent liabilities	469,833	469,808
Total liabilities	1,516,803	1,416,880
Total joint venture equity	$472,060	$492,546
Investments in and advances to unconsolidated joint ventures	$148,640	$138,759

	2025	2024	2023
Revenue	$2,140,784	$2,118,799	$2,313,420
Costs	2,042,084	2,108,768	2,310,114
Net income	$98,700	$10,031	$3,306
Equity in earnings of unconsolidated joint ventures	$2,583	$(23,361)	$(47,751)

The Company had net contributions to its unconsolidated joint ventures of $2.1 million, $38.8 million, and $65.2 million for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively.

The following table presents certain financial statement impacts from changes in estimates on unconsolidated joint ventures in the Critical Infrastructure segment.

	2025	2024	2023
Operating loss	$(29,140)	$(51,715)	$(83,398)
Net loss	(21,734)	(44,682)	(61,842)
Diluted loss per share	$(0.20)	$(0.40)	$(0.54)

17.
Related Party Transactions

The Company often provides services to unconsolidated joint ventures and revenues include amounts related to recovering overhead costs for these services. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, revenues included $194.7 million, $182.6 million, and $213.8 million, respectively, related to services the Company provided to unconsolidated joint ventures.

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company incurred approximately $137.5 million, $143.2 million, and $153.7 million, respectively, of reimbursable costs. Amounts included in the consolidated balance sheets related to services the Company provided to unconsolidated joint ventures are as follows (in thousands):

	2025	2024
Accounts receivable	$45,116	$38,443
Contract assets	29,283	11,540
Contract liabilities	7,297	10,776

Amounts presented above for comparable periods have been updated to reflect all unconsolidated joint ventures.

18.
Fair Value

The authoritative guidance on fair value measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). At December 31, 2025 and December 31, 2024 the Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable, and other liabilities. The fair values of these financial instruments approximate their carrying values due to their short-term maturities.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

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

The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in our consolidated balance sheets, on the basis of Level 1 inputs for the Company's convertible notes and Level 2 inputs for the term loan, were as follows (in thousands):

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Convertible senior notes due 2025	$-	$-	$113,405	$233,206
Convertible senior notes due 2029	800,000	825,680	800,000	939,280
Term loan due 2028	450,000	450,000	-	-
Delayed draw term loan due 2025	-	-	350,000	350,000
Total	$1,250,000	$1,275,680	$1,263,405	$1,522,486

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

b.
Excludes shares underlying the capped call as the shares are antidilutive.

The following table reconciles the numerator and denominator used to compute basic and diluted EPS for the years ended December 31, 2025, December 31, 2024, and December 31, 2023 (in thousands):

	2025	2024	2023
Numerator for Basic and Diluted EPS:
Net income attributable to Parsons Corporation - basic	$241,139	$235,053	$161,149
Convertible senior notes if-converted method interest adjustment	135	2,932	2,291
Net income attributable to Parsons Corporation - diluted	$241,274	$237,985	$163,440

Denominator for Basic and Diluted EPS:
Basic weighted average number of shares outstanding	106,828	106,274	104,992
Dilutive effect of stock-based awards	1,418	1,778	1,173
Dilutive effect of warrants	286	494	—
Dilutive effect of convertible senior notes	1,161	3,628	8,917
Diluted weighted average number of shares outstanding	109,693	112,174	115,082

Earnings per share:
Basic	$2.26	$2.21	$1.53
Diluted	$2.20	$2.12	$1.42

Anti-dilutive stock-based awards excluded from the calculation of earnings per share for the years ended December 31, 2025, December 31, 2024, and December 31, 2023 were 14,571, 4,562, and 5,423, respectively.

Share Repurchases

On August 9, 2021, the Company’s Board of Directors authorized the Company to acquire a number of shares of Common Stock having an aggregate market value of not greater than $100 million from time to time, commencing on August 12, 2021. The Board further amended this authorization in August 2022 to remove the prior expiration date and grant executive leadership the discretion to determine the price for such share repurchases. The Board further amended this authorization in March 2025 to increase and reset the repurchase capacity to $250 million. Any purchases made by the Company during Q1 of 2025 were deducted from the reset capacity.

Under prior authorizations, the Company had repurchased shares with an aggregate market value of $79.7 million. The aggregate market value of shares of Common Stock the Company is authorized to acquire from prior authorizations and the March 2025 authorization is not greater than $329.7 million.

As of December 31, 2025, the Company has $125.0 million remaining under the stock repurchase program.

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

opportunities, the availability and costs of financing, the market price of the Company's common stock, other uses of capital and other factors.

The following table summarizes the repurchase activity under the stock repurchase program.

	2025	2024
Total shares repurchased	1,822,368	287,005
Total shares retired	1,822,368	287,005
Average price paid per share	$68.59	$87.10

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

The following tables present segment information provided to the CODM, as of each fiscal year presented, along with a reconciliation of segment adjusted EBITDA attributable to Parsons Corporation to net income attributable to Parsons Corporation for the periods presented (in thousands):

	Year Ended
	December 31, 2025
	Federal Solutions	Critical Infrastructure	Total
Revenue	$3,220,797	$3,143,448	$6,364,245
Direct cost of contracts	(2,530,560)	(2,402,151)	(4,932,711)
Selling, general and administrative expenses (a)	(179,032)	(186,893)	(365,925)
Equity in earnings (losses) of unconsolidated joint ventures	4,107	(1,524)	2,583
Other segment items (b)	(234,196)	(292,774)	(526,970)
Adjusted EBITDA attributable to Parsons Corporation	$281,116	$260,106	541,222
Reconciliation: Segment Adjusted EBITDA to Net Income Attributable to Parsons Corporation
Adjusted EBITDA attributable to non-controlling interests			68,084
Depreciation and amortization			(116,486)
Interest expense, net			(44,424)
Income tax expense			(73,647)
Equity-based compensation expense			(40,225)
Transaction related costs (c)			(18,205)
Restructuring expense (d)			(2,653)
Other (e)			(4,802)
Net income including noncontrolling interests			308,864
Net income attributable to noncontrolling interests			(67,725)
Net income attributable to Parsons Corporation			$241,139

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

	Year Ended
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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

	Year Ended
	December 31, 2023
	Federal Solutions	Critical Infrastructure	Total
Revenue	$3,020,701	$2,422,048	$5,442,749
Direct cost of contracts	(2,375,350)	(1,861,385)	(4,236,735)
Selling, general and administrative expenses (a)	(129,507)	(129,747)	(259,254)
Equity in earnings (losses) of unconsolidated joint ventures	4,190	(51,941)	(47,751)
Other segment items (b)	(230,784)	(251,190)	(481,974)
Adjusted EBITDA attributable to Parsons Corporation	$289,250	$127,785	417,035
Reconciliation: Segment Adjusted EBITDA to Net Income Attributable to Parsons Corporation
Adjusted EBITDA attributable to non-controlling interests			47,638
Depreciation and amortization			(119,973)
Interest expense, net			(29,306)
Income tax expense			(56,138)
Equity-based compensation expense			(36,151)
Transaction related costs (c)			(12,013)
Restructuring expense (d)			(1,244)
Other (e)			(1,933)
Net income including noncontrolling interests			207,915
Net income attributable to noncontrolling interests			(46,766)
Net income attributable to Parsons Corporation			$161,149

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

PARSONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, December 31, 2024 and December 31, 2023

Asset information by segment is not a key measure of performance used by the CODM.

The following table presents revenues and property and equipment, net by geographic area (in thousands):

	2025	2024	2023
Revenues:
North America	$5,182,232	$5,677,933	$4,481,492
Middle East	1,162,213	1,052,509	943,175
Rest of World	19,800	20,134	18,082
Total revenues	$6,364,245	$6,750,576	$5,442,749
Property and equipment, net
North America	$137,894	$101,044	$91,766
Middle East	13,167	10,531	7,191
Total property and equipment, net	$151,061	$111,575	$98,957

North America revenue includes $4.7 billion, $5.2 billion and $4.1 billion of United States revenue for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively. North America property and equipment, net includes $130.5 million, $94.0 million and $83.9 million of property and equipment, net in the United States at December 31, 2025, December 31, 2024 and December 31, 2023, respectively.

The geographic location of revenue is determined by the location of the customer.

The following table presents revenues by business lines (in thousands):

	2025	2024	2023
Revenue:
Defense & Intelligence	$1,872,635	$1,772,481	$1,539,968
Engineered Systems	1,348,162	2,234,633	1,480,733
Federal Solutions revenues	3,220,797	4,007,114	3,020,701
Infrastructure – North America	1,973,356	1,683,664	1,472,768
Infrastructure – Europe, Middle East and Africa	1,170,092	1,059,798	949,280
Critical Infrastructure revenues	3,143,448	2,743,462	2,422,048
Total revenues	$6,364,245	$6,750,576	$5,442,749

Effective October 1, 2023, the Company reorganized its Critical Infrastructure business units from Mobility Solutions and Connected Communities to Infrastructure – North America and Infrastructure – Europe, Middle East and Africa. The 2023 information in the table above has been reclassified to conform to the business unit changes.

21.
Subsequent Events

After the year ended December 31, 2025, the Company entered into a merger agreement to acquire a 100% ownership interest in Altamira Technologies Corporation ("ATC") for approximately $340 million. Headquartered in McLean, Virginia ATC specializes in missile warning, AI/ML-enabled analytics, space-based mission support, and SIGINT/cyber operations. At the time of the filing of this Form 10-K, the Company has just started the process of obtaining the relevant data to make the required acquisition related disclosures.

PARSONS CORPORATION AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

(in thousands)	Balance at beginning of period	Additions	Deductions	Other and foreign exchange impact	Balance at end of period
2025
Allowance for doubtful accounts	$3,886	$-	$-	$-	$3,886
Valuation allowance on deferred tax assets	45,318	6,850	(2,343)	733	50,558
2024
Allowance for doubtful accounts	3,952	$-	$(66)	$-	3,886
Valuation allowance on deferred tax assets	34,779	11,452	(328)	(585)	45,318
2023
Allowance for doubtful accounts	4,011	-	(59)	-	3,952
Valuation allowance on deferred tax assets	$28,705	8,209	(2,437)	302	$34,779