Form 10-Q
period 2026-03-31
PARSONS CORP
filed 2026-04-29
CIK 275880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 21, 2026, the registrant had 106,978,521 shares of common stock, $1.00 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents (including $90,488 and $153,144 Cash of consolidated joint ventures)	$283,921	$466,388
Accounts receivable, net (including $323,655 and $337,270 Accounts receivable of consolidated joint ventures)	1,096,575	1,124,417
Contract assets (including $38,585 and $41,318 Contract assets of consolidated joint ventures)	1,021,848	915,806
Prepaid expenses and other current assets (including $16,139 and $11,145 Prepaid expenses and other current assets of consolidated joint ventures)	191,796	176,932
Total current assets	2,594,140	2,683,543

Property and Equipment, net (including $2,462 and $2,488 Property and equipment of consolidated joint ventures)	154,586	151,061
Right of use assets, operating leases (including $3,895 and $4,482 Right of use assets, operating leases of consolidated joint ventures)	151,669	126,770
Goodwill	2,423,561	2,186,650
Investments in and advances to unconsolidated joint ventures	162,296	148,640
Intangible assets, net	407,859	325,880
Deferred tax assets	60,254	88,191
Other noncurrent assets	57,743	58,799
Total assets	$6,012,108	$5,769,534

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable (including $21,234 and $58,914 Accounts payable of consolidated joint ventures)	$232,588	$250,514
Accrued expenses and other current liabilities (including $191,847 and $195,747 Accrued expenses and other current liabilities of consolidated joint ventures)	831,532	884,445
Contract liabilities (including $48,749 and $44,802 Contract liabilities of consolidated joint ventures)	359,760	340,113
Short-term lease liabilities, operating leases (including $2,004 and $2,395 Short-term lease liabilities, operating leases of consolidated joint ventures)	42,760	45,353
Income taxes payable	12,903	11,239
Total current liabilities	1,479,543	1,531,664

Long-term employee incentives	27,870	30,834
Long-term debt	1,512,921	1,237,816
Long-term lease liabilities, operating leases (including $1,888 and $2,083 Long-term lease liabilities, operating leases of consolidated joint ventures)	121,309	94,044
Deferred tax liabilities	11,900	12,159
Other long-term liabilities	104,408	95,345
Total liabilities	$3,257,951	$3,001,862
Contingencies (Note 12)
Shareholders' equity:
Common stock, $1 par value; authorized 1,000,000,000 shares; 145,677,597 and 145,676,335 shares issued; 56,923,103 and 56,103,965 public shares outstanding; 50,046,241 and 50,864,117 ESOP shares outstanding	$145,678	$145,676
Treasury stock, 38,708,253 shares at cost	(793,002)	(792,638)
Additional paid-in capital	2,610,651	2,648,730
Retained earnings	709,725	661,173
Accumulated other comprehensive loss	(23,439)	(20,921)
Total Parsons Corporation shareholders' equity	2,649,613	2,642,020
Noncontrolling interests	104,544	125,652
Total shareholders' equity	2,754,157	2,767,672
Total liabilities and shareholders' equity	$6,012,108	$5,769,534

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share information)

(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue	$1,491,176	$1,554,360
Direct cost of contracts	1,133,756	1,200,377
Equity in earnings (losses) of unconsolidated joint ventures	6,156	(687)
Selling, general and administrative expenses	267,902	244,063
Operating income	95,674	109,233
Interest income	1,811	2,142
Interest expense	(15,998)	(12,246)
Other income (expense), net	(189)	1,635
Total other income (expense)	(14,376)	(8,469)
Income before income tax expense	81,298	100,764
Income tax benefit (expense)	(16,087)	(18,977)
Net income including noncontrolling interests	65,211	81,787
Net income attributable to noncontrolling interests	(12,285)	(15,584)
Net income attributable to Parsons Corporation	$52,926	$66,203
Earnings per share:
Basic	$0.49	$0.62
Diluted	$0.49	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Net income including noncontrolling interests	$65,211	$81,787
Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	(2,517)	847
Pension adjustments, net of tax	-	7
Comprehensive income including noncontrolling interests, net of tax	62,694	82,641
Comprehensive income attributable to noncontrolling interests, net of tax	(12,285)	(15,584)
Comprehensive income attributable to Parsons Corporation, net of tax	$50,409	$67,057

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net income including noncontrolling interests	$65,211	$81,787
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	35,926	27,403
Amortization of debt issue costs	1,212	1,223
Loss (gain) on disposal of property and equipment	122	15
Deferred taxes	4,528	1,555
Foreign currency transaction gains and losses	1,012	(786)
Equity in losses (earnings) of unconsolidated joint ventures	(6,156)	687
Return on investments in unconsolidated joint ventures	7,208	12,963
Stock-based compensation	11,242	10,979
Contributions of treasury stock	19,347	17,764
Changes in assets and liabilities, net of acquisitions and consolidated joint ventures:
Accounts receivable	47,235	(21,015)
Contract assets	(94,998)	(78,015)
Prepaid expenses and other assets	(12,552)	(17,171)
Accounts payable	(21,430)	79,659
Accrued expenses and other current liabilities	(75,250)	(132,892)
Contract liabilities	19,247	3,153
Income taxes	589	(2)
Other long-term liabilities	(6,193)	906
Net cash used in operating activities	(3,700)	(11,787)
Cash flows from investing activities:
Capital expenditures	(14,921)	(13,473)
Payments for acquisitions, net of cash acquired	(333,511)	(31,612)
Investments in unconsolidated joint ventures	(23,695)	(16,585)
Return of investments in unconsolidated joint ventures	7,540	-
Net cash used in investing activities	(364,587)	(61,670)
Cash flows from financing activities:
Proceeds from borrowings under credit agreement	350,000	145,900
Repayments of borrowings under credit agreement	(76,000)	(145,900)
Repurchases of convertible notes due 2025	-	(28,480)
Contributions by noncontrolling interests	234	260
Distributions to noncontrolling interests	(33,628)	(42,009)
Repurchases of common stock	(34,989)	(24,995)
Taxes paid on vested stock	(19,702)	(15,640)
Proceeds from issuance of common stock	572	-
Net cash (used in) provided by financing activities	186,487	(110,864)
Effect of exchange rate changes	(667)	518
Net increase (decrease) in cash, cash equivalents, and restricted cash	(182,467)	(183,803)
Cash, cash equivalents and restricted cash:
Beginning of year	466,388	453,548
End of period	$283,921	$269,745

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2026 and March 31, 2025

(In thousands)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Parsons Equity	Noncontrolling Interests	Total
Balance at December 31,2025	$145,676	$(792,638)	$2,648,730	$661,173	$(20,921)	$2,642,020	$125,652	$2,767,672
Net income	-	-	-	52,926	-	52,926	12,285	65,211
Foreign currency translation loss, net	-	-	-	-	(2,518)	(2,518)	1	(2,517)
Contributions of treasury stock to ESOP	-	(364)	364	-	-	-	-	-
Contributions	-	-	-	-	-	-	234	234
Distributions	-	-	-	-	-	-	(33,628)	(33,628)
Repurchase of warrants	32	-	(30)	-	-	2	-	2
Issuance of equity securities, net of retirement	543	-	(15,240)	(4,374)	-	(19,071)	-	(19,071)
Repurchases of common stock	(573)	-	(34,415)	-	-	(34,988)	-	(34,988)
Stock based compensation	-	-	11,242	-	-	11,242	-	11,242
Balance at March 31, 2026	$145,678	$(793,002)	$2,610,651	$709,725	$(23,439)	$2,649,613	$104,544	$2,754,157

Balance at December 31, 2024	$146,655	$(815,282)	$2,684,829	$426,781	$(26,594)	$2,416,389	$118,100	$2,534,489
Net income	-	-	-	66,203	-	66,203	15,584	81,787
Foreign currency translation gain, net	-	-	-	-	847	847	3	850
Pension adjustments, net	-	-	-	-	7	7	-	7
Contributions	-	-	-	-	-	-	260	260
Distributions	-	-	-	-	-	-	(42,009)	(42,009)
Issuance of equity securities, net of retirements	473	-	(10,750)	(5,359)	-	(15,636)		(15,636)
Repurchases of common stock	(424)	-	(24,571)	-	-	(24,995)	-	(24,995)
Stock based compensation	-	-	10,979	-	-	10,979	-	10,979
Balance at March 31, 2025	$146,704	$(815,282)	$2,660,487	$487,625	$(25,740)	$2,453,794	$91,938	$2,545,732

The accompanying notes are an integral part of these consolidated financial statements.

Parsons Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1.
Description of Operations

Organization

Parsons Corporation, a Delaware corporation, and its subsidiaries (collectively, the “Company”) provide sophisticated design, engineering and technical solutions to the United States federal government and Critical Infrastructure customers worldwide. The Company performs work in various foreign countries through local subsidiaries, joint ventures and foreign offices maintained to carry out specific projects.

2.
Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and pursuant to the interim period reporting requirements of Form 10-Q. They do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with our consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

3.
New Accounting Pronouncements

In the fourth quarter of 2024, the FASB issued ASU 2024-03 "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)" (ASU 2024-03"). ASU 2024-03 requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and this ASU should be applied prospectively; however, retrospective application is also permitted. The adoption of this ASU will not have a material impact on the Company's consolidated financial statements.

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

4.
Acquisitions

Altamira Technologies Corporation

On January 14, 2026, the Company acquired a 100% ownership interest in Altamira Technologies Corporation ("ATC"), a privately owned company, for approximately $340 million in cash and up to an additional $45 million in the event an earn out EBITDA target is exceeded. The Company borrowed $330.0 million under the Credit Agreement to fund the acquisition. Headquartered in McLean, Virginia, ATC enhances Parsons’ defense and intelligence portfolio by delivering advanced analytics, signals intelligence (SIGINT), cyber, missile warning, and space capabilities, complementing the Company’s strengths in all‑domain technology integration and Indo‑Pacific operations, and expanding with intelligence community (IC) customers. In connection with this acquisition, the Company recognized $5.0 million of acquisition-related expenses in “Selling, general and administrative expense” in the consolidated statements of income for the three months ended March 31, 2026, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition.

The Company agreed to pay the selling shareholders up to an additional $45 million in the event an earn out EBITDA target is exceeded during the fiscal year ended December 31, 2026. In the event that the 2026 EBITDA is less than target, the earn out payment shall be zero. The fair value of the earn out (contingent consideration in the table below) was calculated using a Black-Scholes model. See "Note 16—Fair Value" for further information on how the fair value of contingent consideration is determined.

The following table summarizes the acquisition date fair value of the purchase consideration transferred (in thousands):

Amount
Cash paid at closing	$340,395
Fair value of contingent consideration to be achieved	11,387
Post closing adjustment	(2,234)
Total purchase price	$349,548

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on the preliminary purchase price allocation as of the date of acquisition (in thousands):

Amount
Cash and cash equivalents	$6,918
Accounts receivable	20,443
Contract assets	12,066
Right of use assets, operating leases	20,927
Prepaid expenses and other current assets	300
Income taxes receivable	435
Property and Equipment	3,556
Goodwill	237,473
Intangible assets	105,800
Other noncurrent assets	178
Accounts payable	(3,886)
Short-term lease liabilities, operating leases	(1,989)
Accrued expenses and other current liabilities	(7,344)
Income taxes payable	(1,073)
Contract liabilities	(1,200)
Long-term lease liabilities, operating leases	(18,937)
Deferred tax liabilities, net	(23,207)
Other long-term liabilities	(912)
Net assets acquired	$349,548

Of the total purchase price, the following values were preliminarily assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships	$85,300	15
Backlog	16,400	1
Trade name	3,900	2
Non-compete agreements	200	3

Amortization expense of $6.0 million related to these intangible assets was recorded for the three months ended March 31, 2026. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. $2.2 million of goodwill is deductible for tax purposes.

The amount of revenue generated by ATC and included within consolidated revenue is $39.8 million for the three months ended March 31, 2026. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

The Company is still in the process of finalizing its valuation of the assets and liabilities acquired.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the ATC acquisition had been consummated as of the beginning of fiscal year 2025 (in thousands) is as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
Pro forma Revenue	$1,497,153	$1,589,396
Pro forma Net Income including noncontrolling interests	71,799	71,228

The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflects the pro forma impact of additional amortization related to the fair value of acquired intangible assets, the pro forma impact of interest expense on acquired debt, and the pro forma impact of reflecting acquisition costs, which consisted of legal, advisory and due diligence fees and expenses which are reflected in the earliest period presented. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been consummated during the periods for which pro forma information is presented.

Applied Sciences Consulting, Inc.

On October 1, 2025, the Company acquired a 100% ownership interest in Applied Sciences Consulting, Inc. ("ASC"), a privately owned company, for $28.2 million from cash on hand. ASC specializes in water and stormwater solutions for cities, counties, and water management districts across the state of Florida. ASC enhances our ability to partner with Florida communities on delivering innovative solutions for their resiliency challenges, while expanding those capabilities to new and existing clients around the world. In connection with this acquisition, the Company recognized $0.5 million of acquisition-related expenses in “Selling, general and administrative expense” in the consolidated statements of income for the year ended December 31, 2025, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition.

The following table summarizes the acquisition date fair value of the purchase consideration transferred (in thousands):

Amount
Cash and cash equivalents	$1,422
Accounts receivable	1,210
Right of use assets, operating leases	586
Property and Equipment	140
Goodwill	21,852
Intangible assets	4,590
Accounts payable	(557)
Short-term lease liabilities, operating leases	(107)
Accrued expenses and other current liabilities	(398)
Long-term lease liabilities, operating leases	(511)
Net assets acquired	$28,227

Of the total purchase price, the following values were preliminarily assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Backlog	$2,460	3
Customer relationships	1,840	3
Non-compete agreements	220	3
Trade name	70	1

Amortization expense of $0.4 million related to these intangible assets was recorded for the three months ended March 31, 2026. The entire value of goodwill was assigned to the Critical Infrastructure reporting unit and represents synergies expected to be realized from this business combination. The entire value of goodwill is deductible for tax purposes.

The amount of revenue generated by ASC and included within consolidated revenue is $2.4 million for the three months ended March 31, 2026. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

The Company is still in the process of finalizing its valuation of the assets and liabilities acquired.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the ASC acquisition had been consummated as of the beginning of fiscal year 2024 (in thousands) is as follows:

Three Months Ended
March 31, 2025
Pro forma Revenue	$1,556,243
Pro forma Net Income including noncontrolling interests	82,101

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

Amortization expense of $1.4 million related to these intangible assets was recorded for the three months ended March 31, 2026. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. $8.8 million of goodwill is deductible for tax purposes.

The amount of revenue generated by CTI and included within consolidated revenue is $17.7 million for the year ended March 31, 2026. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

The Company is still in the process of finalizing its valuation of the assets and liabilities acquired.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the CTI acquisition had been consummated as of the beginning of fiscal year 2024 (in thousands) is as follows:

Three Months Ended
March 31, 2025
Pro forma Revenue	$1,589,802
Pro forma Net Income including noncontrolling interests	81,518

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

TRS Group, Inc.

On January 31, 2025, the Company acquired a 100% ownership interest in TRS Group, Inc. ("TRS"), a privately owned company, for $36.6 million from cash on hand (of which $3.8 million will be paid in July 2026). TRS is an environmental solutions firm that specializes in remediation technology. In connection with this acquisition, the Company recognized $0.5 million of acquisition-related expenses in “Selling, general and administrative expense” in the consolidated statements of income for the year ended December 31, 2025, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition.

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

Amortization expense of $0.4 million and $0.2 million related to these intangible assets was recorded for the three months ended March 31, 2026 and March 31, 2025, respectively. The entire value of goodwill was assigned to the Critical Infrastructure reporting unit and represents synergies expected to be realized from this business combination. The entire value of goodwill is deductible for tax purposes.

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

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the TRS acquisition had been consummated as of the beginning of fiscal year 2024 (in thousands) is as follows:

Three Months Ended
March 31, 2025
Pro forma Revenue	$1,556,383
Pro forma Net Income including noncontrolling interests	82,047

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

5.
Contracts with Customers

Disaggregation of Revenue

The Company’s contracts contain both fixed-price and cost reimbursable components. Contract types are based on the component that represents the majority of the contract. The following table presents revenue disaggregated by contract type (in thousands):

	March 31, 2026	March 31, 2025
Fixed-Price	$470,903	$574,573
Time-and-Materials	372,845	347,090
Cost-Plus	647,428	632,697
Total	$1,491,176	$1,554,360

See “Note 18 – Segments Information” for the Company’s revenues by business lines.

Contract Assets and Contract Liabilities

Contract assets and contract liabilities balances at March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026	December 31, 2025
Contract assets	$1,021,848	$915,806
Contract liabilities	359,760	340,113
Net contract assets (liabilities) (1)	$662,088	$575,693

(1)
Total contract retentions included in net contract assets (liabilities) were $120.5 million as of March 31, 2026, of which $60.6 million are not expected to be paid in the next 12 months. Total contract retentions included in net contract assets (liabilities) were $114.6 million as of December 31, 2025. Contract assets at March 31, 2026 and December 31, 2025 include $58.9 million and $58.9 million, respectively, related to net claim recoveries. For the three months ended March 31, 2026 and March 31, 2025, there were no material losses recognized related to the collectability of claims, unapproved change orders, and requests for equitable adjustment.

During the three months ended March 31, 2026 and March 31, 2025, the Company recognized revenue of $133.2 million and $117.3 million, respectively, that was included in the corresponding contract liability balances at December 31, 2025 and December 31, 2024, respectively.

There was no significant write-down of contract assets recognized during the three months ended March 31, 2026 and March 31, 2025.

Certain changes in contract assets and contract liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Acquired contract assets	$12,066	$6,533
Acquired contract liabilities	1,200	12,301

There have been no revisions in estimates, such as changes in estimated claims or incentives, related to performance obligations partially satisfied in previous periods that individually had an impact of $5 million or more on revenue during the three months ended March 31, 2026 and March 31, 2025.

Accounts Receivable, net

Accounts receivable, net consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	2026	2025
Billed	$665,606	$732,414
Unbilled	434,855	395,889
Total accounts receivable, gross	1,100,461	1,128,303
Allowance for doubtful accounts	(3,886)	(3,886)
Total accounts receivable, net	$1,096,575	$1,124,417

Billed accounts receivable represents amounts billed to clients that have not been collected. Unbilled accounts receivable represents amounts where the Company has a present contractual right to bill but an invoice has not been issued to the customer at the period-end date. Receivables from contracts with the U.S. federal government and its agencies were 16% and 19% as of March 31, 2026 and December 31, 2025, respectively.

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

Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations (“RUPO”) as of March 31, 2026 represent a measure of the total dollar value of work to be performed on contracts awarded and in-progress. The Company had $7.1 billion in RUPO as of March 31, 2026.

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

The Company expects to satisfy its RUPO as of March 31, 2026 over the following periods (in thousands):

Period RUPO Will Be Satisfied	Within One Year	Within One to Two Years	Thereafter
Federal Solutions	$1,534,828	$434,556	$152,666
Critical Infrastructure	2,624,140	1,326,701	1,009,923
Total	$4,158,968	$1,761,257	$1,162,589

6.
Leases

The Company has operating and finance leases for corporate and project office spaces, vehicles, heavy machinery and office equipment. Our leases have remaining lease terms of one year to ten years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases after the third year.

The components of lease costs for the three months ended March 31, 2026 and March 31, 2025 are as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Operating lease cost	$16,533	$16,555
Short-term lease cost	5,270	$3,378
Amortization of right-of-use assets	1,131	$1,108
Interest on lease liabilities	117	$128
Sublease income	(867)	$(924)
Total lease cost	$22,184	$20,245

Supplemental cash flow information related to leases for the three months ended March 31, 2026 and March 31, 2025 is as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Operating cash flows for operating leases	$16,132	$17,088
Operating cash flows for finance leases	117	128
Financing cash flows from finance leases	1,121	1,073
Right-of-use assets obtained in exchange for new operating lease liabilities	12,345	4,694
Right-of-use assets obtained in exchange for new finance lease liabilities	$345	$548

Supplemental balance sheet and other information related to leases as of March 31, 2026 and December 31, 2025 are as follows (in thousands):

	March 31, 2026	December 31, 2025
Operating Leases:
Right-of-use assets	$151,669	$126,770
Lease liabilities:
Current	42,760	45,353
Long-term	121,309	94,044
Total operating lease liabilities	$164,069	$139,397
Finance Leases:
Other noncurrent assets	$8,533	$8,990
Accrued expenses and other current liabilities	$4,132	$4,118
Other long-term liabilities	$4,780	$5,240

Weighted Average Remaining Lease Term:
Operating leases	4.4 Years	3.7 Years
Finance leases	2.5 Years	2.6 Years
Weighted Average Discount Rate:
Operating leases	4.6%	4.6%
Finance leases	4.9%	4.9%

As of March 31, 2026, the Company has no material leases that have not yet commenced.

A maturity analysis of the future undiscounted cash flows associated with the Company’s operating and finance lease liabilities as of March 31, 2026 is as follows (in thousands):

	Operating Leases	Finance Leases
2026	$38,610	$3,482
2027	40,662	3,474
2028	34,484	2,130
2029	26,637	686
2030	14,087	75
Thereafter	31,456	-
Total lease payments	185,936	9,847
Less: imputed interest	(21,867)	(935)
Total present value of lease liabilities	$164,069	$8,912

7.
Goodwill

The following table summarizes the changes in the carrying value of goodwill by reporting segment from December 31, 2025 to March 31, 2026 (in thousands):

	December 31, 2025	Acquisitions	Foreign Exchange	March 31, 2026
Federal Solutions	$1,861,218	$237,473	$-	$2,098,691
Critical Infrastructure	325,432	76	(638)	324,870
Total	$2,186,650	$237,549	$(638)	$2,423,561

The Company performed a qualitative triggering analysis and determined there was no triggering event indicating a potential impairment to the carrying value of its goodwill at March 31, 2026 and concluded there has not been an impairment.

8.
Intangible Assets

The gross amount and accumulated amortization of intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets are as follows (in thousands except for years):

	March 31, 2026			December 31, 2025			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (in years)
Backlog	$170,870	$(95,916)	$74,954	$154,470	$(83,181)	$71,289	3.3
Customer relationships	$480,030	$(173,524)	$306,506	395,460	(166,391)	229,069	12.1
Developed technology	$29,100	$(14,111)	$14,989	30,100	(13,496)	16,604	4.5
Trade name	$4,930	$(1,318)	$3,612	2,530	(2,123)	407	1.7
Non-compete agreements	$10,680	$(4,682)	$5,998	10,980	(4,293)	6,687	3.0
In process research and development	$1,800	$-	$1,800	1,800	-	1,800	n/a
Other intangibles	$-	$-	$-	24	-	24	n/a
Total intangible assets	$697,410	$(289,551)	$407,859	$595,364	$(269,484)	$325,880

The aggregate amortization expense of intangible assets for the three months ended March 31, 2026 and March 31, 2025 was $23.8 million and $16.4 million, respectively.

Estimated amortization expense for the remainder of the current fiscal year and in each of the next four years and beyond is as follows (in thousands):

March 31, 2026
2026	$65,748
2027	$66,183
2028	$48,480
2029	$32,107
2030	$28,389
Thereafter	$165,152
Total	$406,059

9.
Property and Equipment, Net

Property and equipment consisted of the following at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025	Useful Life (years)
Buildings and leasehold improvements	$123,040	$118,945	1-15
Furniture and equipment	88,663	88,011	3-10
Computer systems and equipment	196,401	181,595	3-10
Construction equipment	15,730	15,739	5-7
Construction in progress	39,064	51,070
	462,898	455,360
Accumulated depreciation	(308,312)	(304,299)
Property and equipment, net	$154,586	$151,061

Depreciation expense for the three months ended March 31, 2026 and March 31, 2025 was $10.2 million and $9.1 million, respectively.

10.
Debt and Credit Facilities

Debt consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Long-Term Debt:
Convertible senior notes due 2029	800,000	800,000
Revolving credit facility	274,000	-
Term loan due 2028	450,000	450,000
Debt issuance costs	(11,079)	(12,184)
Total Long-Term Debt	1,512,921	1,237,816
Total Debt	$1,512,921	$1,237,816

In June 2025, the Company terminated its $350 million Delayed Draw Term Loan due 2025 and its $650 million Revolving Credit Facility due 2026 and replaced these credit facilities with a $450 million Term Loan due 2028 and a $750 million Revolving Credit Facility due 2030. Proceeds from the Term Loan were used to pay off the outstanding balance of the Delayed Draw Term Loan.

Term Loan

In June 2025, the Company entered into a $450 million unsecured Term Loan with an increase option of up to $150 million. Proceeds of the Term Loan Agreement may be used (a) to pay off in full, or partially pay off, the Company’s existing Convertible Senior Notes, (b) to prepay revolving loans outstanding under the Revolving Credit Agreement (as defined below), or (c) for working capital, capital expenditures and other lawful corporate purposes. The Company incurred $0.9 million of debt issuance costs in connection with the Term Loan. These costs are presented as a direct deduction from long-term debt on the face of the balance sheet. Interest expense related to the Term Loan for the three months ended March 31, 2026 was $5.5 million. Included in this amount was amortization of debt fees of $0.1 million. The amortization of debt issuance costs and interest expense is recorded in “Interest expense” on the consolidated statements of income. As of March 31, 2026 and December 31, 2025, the net carrying value of the Term Loan was $449.4 million and $449.3 million, respectively.

The Term Loan has a three-year maturity and permits the Company to borrow in U.S. dollars. The Term Loan does not require any amortization payments by the Company. Depending on the Company’s consolidated leverage ratio (or debt rating after such time as the Company has such rating), borrowings under the Term Loan Agreement will bear interest at either an adjusted Term SOFR benchmark rate plus a margin between 0.875% and 1.500% or a base rate plus a margin of between 0% and 0.500% and will initially bear interest at the middle of this range. Amounts outstanding under the Term Loan Agreement may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of benchmark rate loans. The interest rate was 4.8% for all periods presented.

Delayed Draw Term Loan (Terminated June 2025)

In September 2022, the Company entered into a $350 million unsecured Delayed Draw Term Loan with an increase option of up to $150 million (the “2022 Delayed Draw Term Loan”). Proceeds of the 2022 Delayed Draw Term Loan Agreement may be used (a) to pay off in full, or partially pay off, the Company’s existing Senior Notes, (b) to prepay revolving loans outstanding under the Revolving Credit Agreement (as defined below), or (c) for working capital, capital expenditures and other lawful corporate purposes. The Company incurred $0.9 million of debt issuance costs in connection with the delayed draw term loan. These costs are presented as a direct deduction from long-term debt on the face of the balance sheet. Interest expense related to the Delayed Draw Term Loan for the three months ended March 31, 2025 was $4.9 million. Included in this amount was amortization of debt fees of $0.1 million. The amortization of debt issuance costs and interest expense is recorded in “Interest expense” on the consolidated statements of income.

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

The Company recognized interest expense of $0.1 million for the three months ended March 31, 2025.

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

The Company recognized interest expense with respect to the Convertible Senior Notes Due 2029 of $6.3 million and $6.3 million for the three months ended March 31, 2026 and March 31, 2025, respectively. Included in these amounts were amortization of debt fees of $1.0 million for all periods presented. As of March 31, 2026 and December 31, 2025, the net carrying value of the Convertible Senior Notes Due 2029 were $789.5 million and $788.5 million, respectively.

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

Revolving Credit Facility due 2030

In June 2025, the Company entered into a $750 million unsecured revolving credit facility (the “Credit Agreement”). The Company incurred $1.7 million of costs in connection with this Credit Agreement. The 2025 Credit Agreement replaced an existing Credit Agreement dated as of June 25, 2021. Under the new agreement, the Company’s revolving credit facility was increased from $650 million to $750 million. The credit facility has a five-year maturity, which may be extended up to two times for periods determined by the Company and the applicable extending lenders, and permits the Company to borrow in U.S. dollars, certain specified foreign currencies, and each other currency that may be approved in accordance with the 2025 Facility. The borrowings under the Credit Agreement bear interest at either the Term SOFR rate plus a margin between 1.0% and 1.625% or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%. The rates on March 31, 2026 and December 31, 2025 were 4.9% and 5.0%, respectively. Letters of credit commitments outstanding under this agreement aggregated to $41.8 million at March 31, 2026 which reduced borrowing limits available to the Company.

Interest expenses related to the Credit Agreements (due 2030 and due 2026) were $3.8 million and $0.3 million for the three months ended March 31, 2026 and March 31, 2025. Included in these amounts were amortization of debt fees of $0.1 million for all periods presented. The net carrying value of the Credit Agreement was $274.0 million as of March 31, 2026 and there was no amount outstanding as of December 31, 2025.

The Credit Agreement includes various covenants, including restrictions on indebtedness, liens, acquisitions, investments or dispositions, payment of dividends and maintenance of certain financial ratios and conditions. The Company was in compliance with these covenants at March 31, 2026.

Letters of Credit

The Company also has in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated approximately $336.1 million and $356.2 million at March 31, 2026 and December 31, 2025, respectively.

11.
Income Taxes

The Company’s effective tax rate was 19.8% and 18.8% for the three months ended March 31, 2026 and March 31, 2025, respectively. The increase in the effective tax rate was due primarily to decreases in the tax benefits related to foreign-derived deduction eligible income (FDDEI) and in the windfall equity-based compensation deductions partially offset by a change in jurisdictional mix of earnings.

The difference between the effective tax rate and the statutory U.S. Federal income tax rate of 21% for the three months ended March 31, 2026 primarily relates to a discrete windfall tax benefit from equity-based compensation and the tax benefits related to untaxed income attributed to noncontrolling interests and earnings from lower tax jurisdictions, partially offset by state income taxes and foreign withholding taxes.

As of March 31, 2026, the Company’s deferred tax assets were subject to a valuation allowance of $49.5 million primarily related to foreign net operating loss carryforwards, foreign tax credit carryforwards, and capital losses that the Company has determined are not more-likely-than-not to be realized. The factors used to assess the likelihood of realization include: the past performance of the entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.

As of March 31, 2026 and December 31, 2025, the liability for income taxes associated with uncertain tax positions was $33.6 million and $32.4 million, respectively.

Although the Company believes its reserves for its tax positions are reasonable, the final outcome of tax audits could be materially different, both favorably and unfavorably.

Different non-US tax jurisdictions continue to enact legislation to adopt components of the Organization for Economic Co-operation and Development (OECD) Base Erosion and Profit Shifting (BEPS) Pillar Two Model Rules. In January 2026, the OECD issued further administrative guidance introducing a side-by-side framework under Pillar Two, largely exempting U.S.-headquartered companies from the application of Pillar Two, however, Pillar Two compliance and qualified domestic minimum top-up taxes (QDMTT) remain and will continue to apply. The OECD and implementing countries are expected to continue to make further revisions to their legislation and release additional guidance intended to adopt this side-by-side framework into law in each of the member countries. The Company has evaluated the impact of the enacted legislation to date and has determined there is no material impact to the Company’s income tax provision. We are continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending enactment of legislation by individual countries.

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

In September 2015, a former Parsons employee filed an action in the United States District Court for the Northern District of Alabama against us as a qui tam relator on behalf of the United States (the “Relator”) alleging violation of the False Claims Act. The plaintiff alleges that, as a result of these actions, the United States paid in excess of $1 million per month between February and September 2006 that it should have paid to another contractor, plus $2.9 million to acquire vehicles for the contractor defendant to perform its security services. The lawsuit sought (i) that we cease and desist from violating the False Claims Act, (ii) monetary damages equal to three times the amount of damages that the United States has sustained because of our alleged violations, plus a civil penalty of not less than $5,500 and not more than $11,000 for each alleged violation of the False Claims Act, (iii) monetary damages equal to the maximum amount allowed pursuant to §3730(d) of the False Claims Act, and (iv) Relator’s costs for this action, including recovery of attorneys’ fees and costs incurred in the lawsuit. The United States government did not intervene in this matter as it is allowed to do so under the statute. The court heard dispositive motions in 2023, including Parsons’ motion for summary judgment. In March 2025, the court granted Parsons’ motion for summary judgment. The Relator has appealed this decision. Oral argument is currently scheduled to occur before the appellate court during the week of May 4, 2026.

On July 1, 2024, a final judgment was filed with the clerk of the Superior Court of the State of California In and For the County of San Mateo with an award of damages in the total amount of approximately $102.5 million in favor of Parsons Transportation Group, Inc. and against Alstom Signaling Operations LLC ("Alstom"). This proposed award relates back to a lawsuit Parsons initially filed against the Peninsula Corridor Joint Powers Board for breach of contract and wrongful termination in February 2017 (which was settled between Parsons and the Joint Powers Board in 2021) and a cross-complaint filed against Alstom Signaling Operations LLC in November 2017, as subsequently amended, for breach of contract, negligence and intentional misrepresentation. On September 23, 2024, the Court awarded pre-judgment interest in the amount of $34.0 million and amended the judgment accordingly to include such interest. Alstom filed a Notice of Appeal and has posted a bond as required under California law. The appellate briefs have been filed and both parties have requested oral argument. A date for oral argument has not been set: however, we anticipate that oral argument will occur in 2026.

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

13.
Retirement Benefit Plan

The Company’s principal retirement benefit plan is the Parsons Employee Stock Ownership Plan (“ESOP”), a stock bonus plan, established in 1975 to cover eligible employees of the Company and certain affiliated companies. Contributions of treasury stock to the ESOP are made annually in amounts determined by the Company’s board of directors and are held in trust for the sole benefit of the participants. Shares allocated to a participant’s account are fully vested after three years of credited service, or in the event(s) of reaching age 65, death or disability while an active employee of the Company. As of March 31, 2026 and December 31, 2025, total shares of the Company’s common stock outstanding were 106,969,344 and 106,968,082, respectively, of which 50,046,241 and 50,864,117, respectively, were held by the ESOP.

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

Total ESOP contribution expense was $19.3 million and $17.8 million for the three months ended March 31, 2026 and March 31, 2025, respectively. The expense is recorded in “Direct costs of contracts” and “Selling, general and administrative expense” in the consolidated statements of income. The fiscal 2026 ESOP contribution has not yet been made. The amount is currently included in accrued liabilities.

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

Letters of credit outstanding described in “Note 10 – Debt and Credit Facilities” that relate to project ventures are $163.1 million and $184.4 million at March 31, 2026 and December 31, 2025, respectively.

In the table below, aggregated financial information relating to the Company’s joint ventures is provided because their nature, risk and reward characteristics are similar. None of the Company’s current joint ventures that meet the characteristics of a VIE are individually significant to the consolidated financial statements.

Consolidated Joint Ventures

The following represents financial information for consolidated joint ventures included in the consolidated financial statements (in thousands):

	March 31, 2026	December 31, 2025
Current assets	$468,867	$542,877
Noncurrent assets	7,207	7,961
Total assets	476,074	550,838
Current liabilities	263,851	301,891
Noncurrent liabilities	3,222	3,417
Total liabilities	267,073	305,308
Total joint venture equity	$209,001	$245,530

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue	$176,989	$196,358
Costs	152,302	164,954
Net income	$24,687	$31,404
Net income attributable to noncontrolling interests	$12,285	$15,584

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

The following represents the financial information of the Company’s unconsolidated joint ventures as presented in their unaudited financial statements (in thousands):

	March 31, 2026	December 31, 2025
Current assets	$1,444,215	$1,549,367
Noncurrent assets	430,998	439,496
Total assets	1,875,213	1,988,863
Current liabilities	953,170	1,046,970
Noncurrent liabilities	477,343	469,833
Total liabilities	1,430,513	1,516,803
Total joint venture equity	$444,700	$472,060
Investments in and advances to unconsolidated joint ventures	$162,296	$148,640

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue	$295,003	$524,556
Costs	276,896	520,876
Net income	$18,107	$3,680
Equity in earnings of unconsolidated joint ventures	$6,156	$(687)

The Company had net contributions to its unconsolidated joint ventures of $8.9 million and $3.6 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

15.
Related Party Transactions

The Company often provides services to unconsolidated joint ventures and revenues include amounts related to recovering costs for these services. Revenues related to services the Company provided to unconsolidated joint ventures for the three months ended March 31, 2026 and March 31, 2025 were $49.6 million and $45.5 million, respectively.

For the three months ended March 31, 2026 and March 31, 2025, the Company incurred reimbursable costs of $32.3 million and $33.8 million, respectively.

Amounts included in the consolidated balance sheets related to services the Company provided to unconsolidated joint ventures are as follows (in thousands):

	March 31, 2026	December 31, 2025
Accounts receivable	$45,681	$45,116
Contract assets	34,879	29,283
Contract liabilities	6,755	7,297

16.
Fair Value of Financial Instruments

The authoritative guidance on fair value measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). At March 31, 2026 and December 31, 2025, the Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable, and other liabilities. The fair values of these financial instruments approximate their carrying values due to their short-term maturities.

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

Financial assets and liabilities measured at fair value on a quarterly basis are as follows:

Fair value as of March 31, 2026:

	Level 1	Level 2	Level 3	Total
Contingent consideration
Earnout liability	$-	$-	$11,387	$11,387
Total liabilities at fair value	$-	$-	$11,387	$11,387

The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in our consolidated balance sheets, on the basis of Level 2 inputs, were as follows (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Convertible senior notes due 2029	800,000	784,320	800,000	825,680
Term loan due 2028	450,000	450,000	450,000	450,000
Revolving credit facility	274,000	274,000	-	-
Total	$1,524,000	$1,508,320	$1,250,000	$1,275,680

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

The following tables reconcile the denominator and numerator used to compute basic EPS to the denominator and numerator used to compute diluted EPS for the three months ended March 31, 2026 and March 31, 2025 (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Numerator for Basic and Diluted EPS:
Net income attributable to Parsons Corporation - basic	$52,926	$66,203
Convertible senior notes if-converted method interest adjustment	-	54
Net income attributable to Parsons Corporation - diluted	$52,926	$66,257

Denominator for Basic and Diluted EPS:
Basic weighted average number of shares outstanding	107,182	106,831
Dilutive effect of stock-based awards	1,182	1,637
Dilutive effect of warrants	28	440
Dilutive effect of convertible senior notes due 2025	-	2,118
Diluted weighted average number of shares outstanding	108,392	111,026

Earnings per share:
Basic	$0.49	$0.62
Diluted	$0.49	$0.60

Anti-dilutive stock-based awards excluded from the calculation of earnings per share for the three months ended March 31, 2026 and March 31, 2025 were 18,583 and 12,733, respectively.

Share Repurchases

On August 9, 2021, the Company’s Board of Directors authorized the Company to acquire a number of shares of Common Stock having an aggregate market value of not greater than $100 million from time to time, commencing on August 12, 2021. The Board further amended this authorization in August 2022 to remove the prior expiration date and grant executive leadership the discretion to determine the price for such share repurchases. The Board further amended this authorization in February 2024 to restore the repurchase capacity to $100 million and removed the $25 million quarterly cap on such repurchases. The Board further amended this authorization in March 2025 to increase and reset the repurchase capacity to $250 million. Repurchases made by the Company during the first quarter of 2025 were deducted from the reset capacity.

Under prior authorizations, the Company had repurchased shares with an aggregate market value of $79.7 million. The aggregate market value of shares of Common Stock the Company is authorized to acquire from prior authorizations and the March 2025 authorization is not greater than $329.7 million.

As of March 31, 2026, the Company has spent $239.7 million (which includes commissions paid of $79 thousand) repurchasing 4,119,224 shares of Common Stock at an average price of $58.19 per share.

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

The following table summarizes the repurchase activity under the stock repurchase program:

	Three Months Ended
	March 31, 2026	March 31, 2025
Total shares repurchased	583,375	423,980
Total shares retired	583,375	423,980
Average price paid per share (1)	$59.99	$58.95

(1) Includes commissions in the calculation of average price per share

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

The following tables present segment information provided to the CODM, as of each period presented, along with a reconciliation of segment adjusted EBITDA attributable to Parsons Corporation to net income attributable to Parsons Corporation for the periods presented (in thousands):

	Three Months Ended
	March 31, 2026
	Federal Solutions	Critical Infrastructure	Total
Revenue	$758,348	$732,828	$1,491,176
Direct cost of contracts	(585,415)	(548,341)	(1,133,756)
Selling, general and administrative expenses (a)	(46,342)	(47,458)	(93,800)
Equity in earnings (losses) of unconsolidated joint ventures	1,792	4,364	6,156
Other segment items (b)	(56,830)	(74,492)	(131,322)
Adjusted EBITDA attributable to Parsons Corporation	$71,553	$66,901	138,454
Reconciliation: Segment Adjusted EBITDA to Net Income Attributable to Parsons Corporation
Adjusted EBITDA attributable to non-controlling interests			12,475
Depreciation and amortization			(35,926)
Interest expense, net			(14,187)
Income tax expense			(16,087)
Equity-based compensation expense			(9,454)
Transaction related costs (c)			(8,439)
Other (d)			(1,625)
Net income including noncontrolling interests			65,211
Net income attributable to noncontrolling interests			(12,285)
Net income attributable to Parsons Corporation			$52,926

	Three Months Ended
	March 31, 2025
	Federal Solutions	Critical Infrastructure	Total
Revenue	$842,557	$711,803	$1,554,360
Direct cost of contracts	(661,912)	(538,465)	(1,200,377)
Selling, general and administrative expenses (a)	(45,409)	(46,127)	(91,536)
Equity in earnings (losses) of unconsolidated joint ventures	(992)	305	(687)
Other segment items (b)	(58,712)	(69,329)	(128,041)
Adjusted EBITDA attributable to Parsons Corporation	$75,532	$58,187	133,719
Reconciliation: Segment Adjusted EBITDA to Net Income Attributable to Parsons Corporation
Adjusted EBITDA attributable to non-controlling interests			15,057
Depreciation and amortization			(27,403)
Interest expense, net			(10,104)
Income tax expense			(18,977)
Equity-based compensation expense			(7,103)
Transaction related costs (c)			(3,701)
Other (d)			299
Net income including noncontrolling interests			81,787
Net income attributable to noncontrolling interests			(15,584)
Net income attributable to Parsons Corporation			$66,203

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

Asset information by segment is not a key measure of performance used by the CODM.

The following tables present revenues and property and equipment, net by geographic area (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue
North America	$1,212,584	$1,284,232
Middle East	272,242	265,083
Rest of World	6,350	5,045
Total Revenue	$1,491,176	$1,554,360

The geographic location of revenue is determined by the location of the customer.

	March 31, 2026	December 31, 2025
Property and Equipment, Net
North America	$140,868	$137,894
Middle East	13,718	13,167
Total Property and Equipment, Net	$154,586	$151,061

North America includes revenue in the United States for the three months ended March 31, 2026 and March 31, 2025 of $1.1 billion and $1.2 billion, respectively. North America property and equipment, net includes $133.6 million and $130.5 million of property and equipment, net in the United States at March 31, 2026 and December 31, 2025, respectively.

The following table presents revenues by business units (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue
Defense and Intelligence	$503,747	$443,323
Engineered Systems	254,601	399,234
Federal Solutions revenues	758,348	842,557
Infrastructure – North America	458,412	444,908
Infrastructure – Europe, Middle East and Africa	274,416	266,895
Critical Infrastructure revenues	732,828	711,803
Total Revenue	$1,491,176	$1,554,360

19.
Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to help investors understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion together with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q and in conjunction with the Company’s Form 10-K for the year ended December 31, 2025. Certain amounts may not foot due to rounding.

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in the Company’s Form 10-K for the year ended December 31, 2025. We undertake no obligation to revise publicly any forward-looking statements. Actual results may differ materially from those contained in any forward-looking statements.

PARSONS CORPORATION

Delivering innovative solutions that make the world safer, healthier, and more connected.

SEGMENTS

Critical Infrastructure

Lead smart, sustainable infrastructure deployment

Federal Solutions

Deliver information dominance across all domains

FINANCIAL SNAPSHOT

$6.3B
Total Revenue
(Trailing 12-Months)

Federal Solutions
50%
Critical Infrastructure
50%

$6.7B
Contract Awards
(Trailing 12-Months)

Federal Solutions
45%
Critical Infrastructure
55%

KEY FACTS AND FIGURES

81
Years Of History

21K+
Employees

$486M
Cash Flow From Operations
(Trailing 12-Months)

1.1X
Book-To-Bill Ratio
Trailing 12-Months

$9.3B
Backlog As Of
3/31/2026

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

Overview

We are a leading provider of the integrated solutions and services required in today’s complex security environment and a world of digital transformation. We deliver innovative technology-driven solutions to customers worldwide. We have developed significant expertise and differentiated capabilities in key areas of cyber and electronic warfare, space and missile defense, critical infrastructure protection, transportation, water, environment and urban development. By combining our talented team of professionals and advanced technology, we solve complex technical challenges to enable a safer, smarter, more secure and more connected world.

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

Key Metrics

We manage and assess the performance of our business by evaluating a variety of metrics. The following table sets forth selected key metrics (in thousands, except Book-to-Bill):

	March 31, 2026	March 31, 2025
Awards (year to date)	$2,058,409	$1,766,506
Backlog (1)	$9,305,926	$9,071,226
Book-to-Bill (year to date)	1.4	1.1

(1)
Difference between our backlog of $9.3 billion and our remaining unsatisfied performance obligations, or RUPO, of $7.1 billion, each as of March 31, 2026, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

Awards

Awards generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Contract awards include both new and re-compete contracts and task orders. Given that new contract awards generate growth, we closely track our new awards each year.

The following table summarizes the year to-date value of new awards for the periods presented below (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Federal Solutions	$1,031,334	$744,709
Critical Infrastructure	$1,027,075	1,021,797
Total Awards	$2,058,409	$1,766,506

The change in new awards from year to year is primarily due to ordinary course fluctuations in our business. The volume of contract awards can fluctuate in any given period due to win rate and the timing and size of the awards issued by our customers.

The increase in awards for the three months ended March 31, 2026 in our Critical Infrastructure segment when compared to the corresponding period last year was primarily driven by an overall increase in awards in the current year period. The increase in awards for the three months ended March 31, 2026 in our Federal Solutions segment when compared to the corresponding period last year was primarily driven by significant awards. The comparable period included a delay in the timing of awards of a number of contracts being pursued.

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

The following table summarizes the value of our backlog at the respective dates presented below (in thousands):

	March 31, 2026	March 31, 2025
Federal Solutions:
Funded	$1,862,047	$1,770,655
Unfunded	2,616,068	2,799,723
Total Federal Solutions	4,478,115	4,570,378
Critical Infrastructure:
Funded	4,787,648	4,451,234
Unfunded	40,163	49,614
Total Critical Infrastructure	4,827,811	4,500,848
Total Backlog (1)	$9,305,926	$9,071,226

(1)
Difference between our backlog of $9.3 billion and our RUPO of $7.1 billion, each as of March 31, 2026, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

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

We expect to recognize $4.2 billion of our funded backlog at March 31, 2026 as revenues in the following twelve months. However, our U.S. federal government customers may cancel their contracts with us at any time through a termination for convenience or may elect to not exercise option periods under such contracts. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed. See “Risk Factors—Risk Relating to Our Business—We may not realize the full value of our backlog, which may result in lower-than-expected revenue” in the Company’s Form 10-K for the year ended December 31, 2025.

The increase in backlog in the Critical Infrastructure segment was primarily from ordinary course fluctuations in our business and an overall increase in awards. The decrease in Federal Solutions backlog was primarily related to a reduction in work on our confidential contract as a result of the Department of State reorganization issued May 29, 2025, partially offset by an overall increase in awards.

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

	Three Months Ended
	March 31, 2026	March 31, 2025
Federal Solutions	1.4	0.9
Critical Infrastructure	1.4	1.4
Overall	1.4	1.1

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

Acquired Operations

Altamira Technologies Corporation.

On January 14, 2026, the Company acquired a 100% ownership interest in Altamira Technologies Corporation ("ATC"), a privately owned company, for approximately $340 million in cash and up to an additional $45 million in the event an earn out EBITDA target is exceeded. The Company borrowed $330.0 million under the Credit Agreement to fund the acquisition. Headquartered in McLean, Virginia, ATC enhances Parsons’ defense and intelligence portfolio by delivering advanced analytics, signals intelligence (SIGINT), cyber, missile warning, and space capabilities, complementing the company’s strengths in all‑domain technology integration and Indo‑Pacific operations, and expanding with intelligence community (IC) customers. The financial results of ATC have been included in our consolidated results of operations from March 31, 2026 onward.

Applied Sciences Consulting, Inc.

On October 1, 2025, the Company acquired a 100% ownership interest in Applied Sciences Consulting, Inc. ("ASC"), a privately owned company, for $28.2 million from cash on hand. ASC specializes in water and stormwater solutions for cities, counties, and water management districts across the state of Florida. ASC enhances our ability to partner with Florida communities on delivering innovative solutions for their resiliency challenges, while expanding those capabilities to new and existing clients around the world. The financial results of ASC have been included in our consolidated results of operations from December 31, 2025 onward.

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

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and “Note 2—Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2025 for a description of our policies on revenue recognition.

The table below presents the percentage of total revenue for each type of contract.

	Three Months Ended
	March 31, 2026	March 31, 2025
Fixed-price	31.6%	37.0%
Time-and-materials	25.0%	22.3%
Cost-plus	43.4%	40.7%

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

The significant change in the contract mix for the three months ended March 31, 2026 compared to the corresponding periods last year primarily relates to decreased business volume from a fixed price contract from a confidential contract in our Federal Solutions segment.

Our recognition of profit on long-term contracts requires the use of assumptions related to transaction price and total cost of completion. Estimates are continually evaluated as work progresses and are revised when necessary. When a change in estimated cost or transaction price is determined to have an impact on contract profit, we record a positive or negative adjustment to revenue.

Joint Ventures

We conduct a portion of our business through joint ventures or similar partnership arrangements. For the joint ventures we control, we consolidate all the revenues and expenses in our consolidated statements of income (including revenues and expenses attributable to noncontrolling interests). For the joint ventures we do not control, we recognize equity in (losses) earnings of unconsolidated joint ventures. Our revenues included amounts related to services we provided to our unconsolidated joint ventures for the three months ended March 31, 2026 and March 31, 2025 of $49.6 million and $45.5 million, respectively.

Operating costs and expenses

Operating costs and expenses primarily include direct costs of contracts and selling, general and administrative expenses. Costs associated with compensation-related expenses for our people and facilities, which includes ESOP contribution expenses, are the most significant component of our operating expenses. Total ESOP contribution expense for the three months ended March 31, 2026 and March 31, 2025 was $19.3 million and $17.8 million, respectively and is recorded in “Direct cost of contracts” and “Selling, general and administrative expenses.”

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

Interest expense consists of interest expense incurred under our Convertible Senior Notes, Term Loan, and Revolving Credit Agreement.

Other income, net primarily consists of gain or loss on sale of assets, sublease income and transaction gain or loss related to movements in foreign currency exchange rates.

Adjusted EBITDA

The following table sets forth Adjusted EBITDA, Net Income Margin, and Adjusted EBITDA Margin for the three months ended March 31, 2026 and March 31, 2025.

	Three Months Ended
(U.S. dollars in thousands)	March 31, 2026	March 31, 2025
Adjusted EBITDA (1)	$150,929	$148,776
Net Income Margin (2)	4.4%	5.3%
Adjusted EBITDA Margin (3)	10.1%	9.6%
(1)
A reconciliation of net income attributable to Parsons Corporation to Adjusted EBITDA is set forth below (in thousands).
(2)
Net Income Margin is calculated as net income including noncontrolling interest divided by revenue in the applicable period.
(3)
Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by revenue in the applicable period.

	Three Months Ended
	March 31, 2026	March 31, 2025
Net income attributable to Parsons Corporation	$52,926	$66,203
Interest expense, net	14,187	10,104
Income tax expense	16,087	18,977
Depreciation and amortization	35,926	27,403
Net income attributable to noncontrolling interests	12,285	15,584
Equity-based compensation	9,454	7,103
Transaction-related costs (a)	8,439	3,701
Other (b)	1,625	(299)
Adjusted EBITDA	$150,929	$148,776
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

Adjusted EBITDA is not a GAAP measure of our financial performance or liquidity and should not be considered as an alternative to net income as a measure of financial performance or cash flows from operations as measures of liquidity, or any other performance measure derived in accordance with GAAP. We define Adjusted EBITDA as net income attributable to Parsons Corporation, adjusted to include net income attributable to noncontrolling interests and to exclude interest expense (net of interest income), provision for income taxes, depreciation and amortization and certain other items that we do not consider in our evaluation of ongoing operating performance. These other items include, among other things, impairment of goodwill, intangible and other assets, interest and other expenses recognized on litigation matters, expenses incurred in connection with acquisitions and other non-recurring transaction costs, equity-based compensation and expenses related to our corporate restructuring initiatives. Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not reflect tax payments, debt service requirements, capital expenditures and certain other cash costs that may recur in the future, including, among other things, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. Management compensates for these limitations by relying on our GAAP results in addition to using Adjusted EBITDA supplementally. Our measure of Adjusted EBITDA is not necessarily comparable to similarly titled captions of other companies due to different methods of calculation.

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests (in thousands):

	Three Months Ended		Variance
	March 31, 2026	March 31, 2025	Dollar	Percent
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$71,553	$75,532	$(3,979)	(5.3)%
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	66,901	58,187	8,714	15.0%
Adjusted EBITDA attributable to noncontrolling interests	12,475	15,057	(2,582)	(17.1)%
Total Adjusted EBITDA	$150,929	$148,776	$2,153	1.4%

The following table sets forth our results of operations for the three months ended March 31, 2026 and March 31, 2025 as a percentage of revenue.

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenues	100%	100%
Direct costs of contracts	76.0%	77.2%
Equity in (losses) earnings of unconsolidated joint ventures	0.4%	0.0%
Selling, general and administrative expenses	18.0%	15.7%
Operating income	6.4%	7.0%
Interest income	0.1%	0.1%
Interest expense	-1.1%	-0.8%
Convertible debt repurchase loss	0.0%	0.0%
Other income, net	0.0%	0.1%
Total other income (expense)	-1.0%	-0.5%
Income before income tax expense	5.5%	6.5%
Income tax expense	-1.1%	-1.2%
Net income including noncontrolling interests	4.4%	5.3%
Net income attributable to noncontrolling interests	-0.8%	-1.0%
Net income attributable to Parsons Corporation	3.5%	4.3%

Revenue

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2026	March 31, 2025	Dollar	Percent
Revenue	$1,491,176	$1,554,360	$(63,184)	(4.1)%

Revenue decreased $63.2 million for the three months ended March 31, 2026 when compared to the corresponding period last year, due to a decrease in revenue in our Federal Solutions segment of $84.2 million, offset by an increase in revenue in our Critical Infrastructure Segment of $21.0 million. See “Segment Results” below for a further discussion of the changes in the Company's revenue.

Direct costs of contracts

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2026	March 31, 2025	Dollar	Percent
Direct costs of contracts	$1,133,756	$1,200,377	$(66,621)	(5.6)%

Direct cost of contracts decreased $66.6 million for the three months ended March 31, 2026 when compared to the corresponding period last year, primarily due to a decrease of $76.5 million in our Federal Solutions segment offset by an increase of $9.9 million in our Critical Infrastructure segment. The decrease in direct costs of contracts in the Federal Solutions segment is primarily related to reduced volume from our confidential contract, See “Segment Results” below for a further discussion. The increase in direct costs of contracts in the Critical Infrastructure segment is primarily related to increased volume from new and existing contracts.

Equity in earnings (losses) of unconsolidated joint ventures

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2026	March 31, 2025	Dollar	Percent
Equity in earnings of unconsolidated joint ventures	$6,156	$(687)	$6,843	996.1%

Equity in earnings of unconsolidated joint ventures improved by $6.8 million for the three months ended March 31, 2026 compared to the corresponding period last year. The Company is winding down its participation in construction joint ventures.

Selling, general and administrative expenses

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2026	March 31, 2025	Dollar	Percent
Selling, general and administrative expenses	$267,902	$244,063	$23,839	9.8%

As a percentage of revenue, our SG&A increased by 2.3% to 18.0% for the three months ended March 31, 2026 compared to 15.7% for the corresponding period last year. The increase in SG&A was primarily due to higher transaction costs and intangible asset amortization associated with the Company's acquisitions compared to the corresponding period last year.

Total other income (expense)

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2026	March 31, 2025	Dollar	Percent
Interest income	$1,811	$2,142	$(331)	(15.5)%
Interest expense	(15,998)	(12,246)	(3,752)	30.6%
Other income (expense), net	(189)	1,635	(1,824)	(111.6)%
Total other income (expense)	$(14,376)	$(8,469)	$(5,907)	69.7%

Interest income is related to interest earned on investments in government money funds.

Interest expense for the three months ended March 31, 2026 and March 31, 2025 is primarily due to debt related to our Convertible Senior Notes, Term Loan, and Revolving Credit Facility.

The amounts in other income (expense), net are primarily related to transaction gains and losses on foreign currency transactions and sublease income.

Income tax expense

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2026	March 31, 2025	Dollar	Percent
Income tax expense	$16,087	$18,977	$(2,890)	(15.2)%

The Company’s effective tax rate was 19.8% and 18.8% and income tax expense was $16.0 million and $19.0 million for the three months ended March 31, 2026 and March 31, 2025, respectively. The decrease in tax expense for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was due primarily to the tax impact of a decrease in pre-tax income, and a change in the jurisdictional mix of earnings, partially offset by decreases in tax benefits from the foreign-derived deduction eligible income (FDDEI) and windfall equity-based compensation deductions.

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests:

	Three Months Ended
(U.S. dollars in thousands)	March 31, 2026	March 31, 2025
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$71,553	$75,532
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	66,901	58,187
Adjusted EBITDA attributable to noncontrolling interests	12,475	15,057
Total Adjusted EBITDA	$150,929	$148,776

Federal Solutions

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2026	March 31, 2025	Dollar	Percent
Revenue	$758,348	$842,557	$(84,209)	(10.0)%
Adjusted EBITDA attributable to Parsons Corporation	$71,553	$75,532	$(3,979)	(5.3)%

The decrease in Federal Solutions revenue for the three months ended March 31, 2026 compared to the corresponding period last year was primarily driven by our confidential contract operating at a reduced volume as a result of the Department of State reorganization issued May 29, 2025. This decrease was offset by growth on existing contracts and the ramp-up of new task orders.

The decrease in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the three months ended March 31, 2026 compared to the corresponding period last year was primarily due to the factors impacting revenue discussed above.

Critical Infrastructure

	Three Months Ended		Variance
(U.S. dollars in thousands)	March 31, 2026	March 31, 2025	Dollar	Percent
Revenue	$732,828	$711,803	$21,025	3.0%
Adjusted EBITDA attributable to Parsons Corporation	$66,901	$58,187	$8,714	15.0%

The increase in Critical Infrastructure revenue for the three months ended March 31, 2026 compared to the corresponding period last year was primarily related to organic growth of 2% and $5.6 million from business acquisitions. Organic growth was primarily due to an increase in business volume from existing contracts and ramping up of recent awards.

The increase in Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation for the three months ended March 31, 2026 compared to the corresponding period last year was primarily related to the revenue impacts discussed above and recent business acquisitions. These increases in Adjusted EBITDA, were partially offset by an increase in SG&A.

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

As of March 31, 2026, we believe we have adequate liquidity and capital resources to fund our operations, support our debt service and support our ongoing acquisition strategy for at least the next twelve months based on the liquidity from cash provided by our operating activities, cash and cash equivalents on-hand and our borrowing capacity under our Revolving Credit Facility. Management continually monitors debt maturities to strategically execute optimal terms and ensure appropriate levels of working capital liquidity are maintained for the company.

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

Accounts receivable is the principal component of our working capital and is generally driven by revenue growth. Accounts receivable includes billed and unbilled amounts. The total amount of our accounts receivable can vary significantly over time but is generally sensitive to revenue levels. We experience delays in collections from time to time from Middle East customers. Net days sales outstanding, which we refer to as net DSO, is calculated by dividing (i) accounts receivable (net of project accruals, billings in excess of revenue and accounts payable) by (ii) average revenue per day (calculated by dividing trailing twelve months revenue by the number of days in that period). We focus on collecting outstanding receivables to reduce net DSO and improve working capital. Net DSO was 72 days at March 31, 2026 a 14 day increase from March 31, 2025. Impacting the change in DSO was lower volume from our confidential contract and delayed collections in the Middle East. Our working capital (current assets less current liabilities) was $1.1 billion at March 31, 2026 and $1.2 billion at December 31, 2025.

Our cash and cash equivalents decreased by $182.5 million to $283.9 million at March 31, 2026 from $466.4 million at December 31, 2025.

The following table summarizes our sources and uses of cash over the periods presented (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Net cash used in operating activities	$(3,700)	$(11,787)
Net cash used in investing activities	(364,587)	(61,670)
Net cash (used in) provided by financing activities	186,487	(110,864)
Effect of exchange rate changes	(667)	518
Net (decrease) increase in cash and cash equivalents	$(182,467)	$(183,803)

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

Net cash used in operating activities decreased $8.1 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The primary drivers of the decrease in cash flows used in operating activities was a $28.5 million change in cashflows from our working capital accounts (primarily from accounts receivable, prepaid expenses and other assets, contract liabilities, and accrued expenses and other current liabilities, offset by changes in contract assets and accounts payable) offset by a change in net income after adjusting for non-cash items of $13.9 million and other long-term liabilities of $7.1 million.

Investing Activities

Net cash used in investing activities consists primarily of cash flows associated with capital expenditures, joint ventures and business acquisitions.

Net cash used in investing activities increased $302.9 million for the three months ended March 31, 2026, when compared to the three months ended March 31, 2025. This change was primarily driven by a $301.9 million increase in payments for acquisitions, net of cash acquired, and a $7.1 million increase in investments in unconsolidated joint ventures, offset by a $7.5 million increase in return of investments in unconsolidated joint ventures.

Financing Activities

Net cash (used in) provided by financing activities is primarily associated with proceeds from debt, the repayment thereof, and distributions to noncontrolling interests.

Net cash (used in) provided by financing activities increased $297.4 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The change in cash flows (used in) provided by financing activities is primarily driven by net proceeds of $274.0 million from our Revolving Credit Facility. Also impacting net cash (used in) provided by financing activities were a $8.4 million change in distributions to noncontrolling interest offset by a $10.0 million of repurchase of common stock.

Letters of Credit

We also have in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated to $336.1 million as of March 31, 2026. Letters of credit outstanding under the Credit Agreement total $41.8 million as of March 31, 2026.

Recent Accounting Pronouncements

See the information set forth in “Note 3—New Accounting Pronouncements” in the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2026, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate risks related to the Company’s Revolving Credit Facility and Term Loan.

As of March 31, 2026, there was $274.0 million outstanding under the Revolving Credit Facility. Borrowings under the Credit Facility effective June 2025 bear interest at either the Term SOFR rate plus a margin between 1.0% and 1.625% or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%. The rates on March 31, 2026 and December 31, 2025 were 4.9% and 5.0%, respectively.

As of March 31, 2026, there was $450.0 million outstanding under the Term Loan. Borrowings under the Term Loan Agreement effective June 2025 will bear interest at either an adjusted Term SOFR benchmark rate plus a margin between 0.875% and 1.500% or a base rate plus a margin of between 0% and 0.500% and will initially bear interest at the middle of this range. The interest rate was 4.8% for all periods presented.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures

Our management carried out, as of March 31, 2026, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2026, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information required by this Item 1 is included in “Note 12 – Contingencies” included in the Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Form 10-Q which is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes to our Risk Factors disclosed in the Company’s Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On August 9, 2021, the Company’s Board of Directors authorized the Company to acquire a number of shares of Common Stock having an aggregate market value of not greater than $100 million from time to time, commencing on August 12, 2021. The Board further amended this authorization in August 2022 to remove the prior expiration date and grant executive leadership the discretion to determine the price for such share repurchases. The Board further amended this authorization in March 2025 to increase and reset the repurchase capacity to $250 million. Repurchases made by the Company during the first quarter of 2025 were deducted from the reset capacity.

Under prior authorizations, the Company had repurchased shares with an aggregate market value of $79.7 million. The aggregate market value of shares of Common Stock the Company is authorized to acquire from prior authorizations and the March 2025 authorization is not greater than $329.7 million.

As of March 31, 2026, the Company has spent $239.7 million (which includes commissions paid of $79 thousand) repurchasing 4,119,224 shares of Common Stock at an average price of $58.19 per share.

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

The following table presents the Company's repurchases of equity securities for the three months ended March 31, 2026.

Period	(a) Total number of shares (or units purchased)	(b) Average price paid per share (or unit) (1)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans programs
January 1 to 30, 2026	-	$-	-	$125,006,260
February 1 to 28, 2026	230,501	$65.07	230,501	110,007,876
March 1 to 31, 2026	352,874	$56.68	352,874	90,007,983
Total	583,375	$59.99	583,375	$90,007,983
(1)
Includes commissions in the calculation of average price per share.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

During the three months ended March 31, 2026, none of our directors or officers adopted, modified or terminated any Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description

10.1*+	Change in Control Severance Agreement, dated April 7, 2026, by and between Parsons Corporation and Soo Lagasse.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Parsons Corporation

Date: April 29, 2026	By:	/s/ Matthew M. Ofilos
Matthew M. Ofilos
Chief Financial Officer
(Principal Financial Officer)