Form 10-Q
period 2026-06-30
PARSONS CORP
filed 2026-07-29
CIK 275880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 21, 2026, the registrant had 106,805,394 shares of common stock, $1.00 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents (including $79,806 and $153,144 Cash of consolidated joint ventures)	$266,044	$466,388
Accounts receivable, net (including $356,033 and $337,270 Accounts receivable of consolidated joint ventures)	1,146,226	1,124,417
Contract assets (including $48,953 and $41,318 Contract assets of consolidated joint ventures)	1,062,280	915,806
Prepaid expenses and other current assets (including $16,942 and $11,145 Prepaid expenses and other current assets of consolidated joint ventures)	228,495	176,932
Assets held for sale	17,233	-
Total current assets	2,720,278	2,683,543

Property and Equipment, net (including $2,334 and $2,488 Property and equipment of consolidated joint ventures)	159,507	151,061
Right of use assets, operating leases (including $3,744 and $4,482 Right of use assets, operating leases of consolidated joint ventures)	147,854	126,770
Goodwill	2,421,427	2,186,650
Investments in and advances to unconsolidated joint ventures	153,328	148,640
Intangible assets, net	384,179	325,880
Deferred tax assets	61,077	88,191
Other noncurrent assets	59,296	58,799
Total assets	$6,106,946	$5,769,534

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable (including $49,525 and $58,914 Accounts payable of consolidated joint ventures)	$246,895	$250,514
Accrued expenses and other current liabilities (including $184,251 and $195,747 Accrued expenses and other current liabilities of consolidated joint ventures)	940,534	884,445
Contract liabilities (including $44,283 and $44,802 Contract liabilities of consolidated joint ventures)	346,576	340,113
Short-term lease liabilities, operating leases (including $2,041 and $2,395 Short-term lease liabilities, operating leases of consolidated joint ventures)	40,308	45,353
Income taxes payable	2,102	11,239
Liabilities held for sale	60,725	-
Total current liabilities	1,637,140	1,531,664

Long-term employee incentives	26,923	30,834
Long-term debt	1,474,048	1,237,816
Long-term lease liabilities, operating leases (including $1,699 and $2,083 Long-term lease liabilities, operating leases of consolidated joint ventures)	120,296	94,044
Deferred tax liabilities	10,076	12,159
Other long-term liabilities	90,694	95,345
Total liabilities	$3,359,177	$3,001,862
Contingencies (Note 12)
Shareholders' equity:
Common stock, $1 par value; authorized 1,000,000,000 shares; 145,506,001 and 145,676,335 shares issued; 57,556,643 and 56,103,965 public shares outstanding; 49,241,105 and 50,864,117 ESOP shares outstanding	$145,506	$145,676
Treasury stock, 38,708,253 shares at cost	(793,002)	(792,638)
Additional paid-in capital	2,611,828	2,648,730
Retained earnings	694,530	661,173
Accumulated other comprehensive loss	(27,443)	(20,921)
Total Parsons Corporation shareholders' equity	2,631,419	2,642,020
Noncontrolling interests	116,350	125,652
Total shareholders' equity	2,747,769	2,767,672
Total liabilities and shareholders' equity	$6,106,946	$5,769,534

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	$1,575,867	$1,584,323	$3,067,043	$3,138,683
Direct cost of contracts	1,280,629	1,235,970	2,414,385	2,436,347
Equity in losses of unconsolidated joint ventures	(33,748)	(642)	(27,592)	(1,329)
Selling, general and administrative expenses	260,195	252,050	528,097	496,113
Operating income	1,295	95,661	96,969	204,894
Interest income	565	1,068	2,376	3,210
Interest expense	(16,386)	(12,569)	(32,384)	(24,815)
Other income, net	18,283	5,019	18,094	6,654
Total other income (expense)	2,462	(6,482)	(11,914)	(14,951)
Income before income tax expense	3,757	89,179	85,055	189,943
Income tax benefit (expense)	(4,222)	(18,690)	(20,309)	(37,667)
Net (loss) income including noncontrolling interests	(465)	70,489	64,746	152,276
Net income attributable to noncontrolling interests	(14,754)	(15,259)	(27,039)	(30,843)
Net (loss) income attributable to Parsons Corporation	$(15,219)	$55,230	$37,707	$121,433
Earnings per share:
Basic	$(0.14)	$0.52	$0.35	$1.14
Diluted	$(0.14)	$0.50	$0.35	$1.10

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net (loss) income including noncontrolling interests	$(465)	$70,489	$64,746	$152,276
Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	(4,004)	7,619	(6,522)	8,468
Pension adjustments, net of tax	-	62	-	69
Comprehensive income (loss) including noncontrolling interests, net of tax	(4,469)	78,170	58,224	160,813
Comprehensive income attributable to noncontrolling interests, net of tax	(14,754)	(15,267)	(27,039)	(30,853)
Comprehensive (loss) income attributable to Parsons Corporation, net of tax	$(19,223)	$62,903	$31,185	$129,960

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net income including noncontrolling interests	$64,746	$152,276
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	72,563	55,995
Amortization of debt issue costs	2,446	2,611
Loss (gain) on disposal of property and equipment	1,000	63
Loss (gain) on sale of business	(19,300)	-
Deferred taxes	1,921	2,225
Foreign currency transaction gains and losses	1,800	(5,171)
Equity in losses (earnings) of unconsolidated joint ventures	27,592	1,329
Return on investments in unconsolidated joint ventures	13,062	15,907
Stock-based compensation	22,401	22,926
Contributions of treasury stock	39,130	35,382
Changes in assets and liabilities, net of acquisitions and consolidated joint ventures:
Accounts receivable	(5,478)	(31,905)
Contract assets	(157,998)	(84,802)
Prepaid expenses and other assets	(55,126)	(7,544)
Accounts payable	(7,266)	62,462
Accrued expenses and other current liabilities	15,022	(94,320)
Contract liabilities	68,430	14,472
Income taxes	(10,217)	5,828
Other long-term liabilities	(20,844)	280
Net cash provided by operating activities	53,884	148,014
Cash flows from investing activities:
Capital expenditures	(31,053)	(22,909)
Proceeds from sale of property and equipment	-	35
Proceeds from sale of business	23,966	-
Payments for acquisitions, net of cash acquired	(330,123)	(117,858)
Investments in unconsolidated joint ventures	(56,859)	(35,496)
Return of investments in unconsolidated joint ventures	7,578	11,920
Net cash used in investing activities	(386,491)	(164,308)
Cash flows from financing activities:
Proceeds from borrowings under credit agreement	454,900	243,700
Repayments of borrowings under credit agreement	(220,900)	(243,700)
Repurchases of convertible notes due 2025	-	(28,486)
Proceeds from term loan	-	450,000
Repayment of delayed draw term loan	-	(350,000)
Payments for debt issuance costs	-	(2,571)
Contributions by noncontrolling interests	234	327
Distributions to noncontrolling interests	(36,575)	(45,055)
Repurchases of common stock	(49,989)	(39,994)
Taxes paid on vested stock	(19,932)	(18,210)
Redemption of warrants	(4)	-
Proceeds from issuance of common stock	5,700	4,796
Net cash (used in) provided by financing activities	133,434	(29,193)
Effect of exchange rate changes	(1,171)	3,266
Net increase (decrease) in cash, cash equivalents, and restricted cash	(200,344)	(42,221)
Cash, cash equivalents and restricted cash:
Beginning of year	466,388	453,548
End of period	$266,044	$411,327

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended June 30, 2026 and June 30, 2025

(In thousands)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Parsons Equity	Noncontrolling Interests	Total
Balances at March 31, 2026	$145,678	$(793,002)	$2,610,651	$709,725	$(23,439)	$2,649,613	$104,544	$2,754,157
Net (loss) income	-	-	-	(15,219)	-	(15,219)	14,754	(465)
Foreign currency translation loss, net	-	-	-	-	(4,004)	(4,004)	-	(4,004)
Distributions	-	-	-	-	-	-	(2,948)	(2,948)
Issuance of equity securities, net of retirement	123	-	4,722	24	-	4,869	-	4,869
Repurchases of common stock	(295)	-	(14,705)	-	-	(15,000)	-	(15,000)
Stock based compensation	-	-	11,160	-	-	11,160	-	11,160
Balances at June 30, 2026	$145,506	$(793,002)	$2,611,828	$694,530	$(27,443)	$2,631,419	$116,350	$2,747,769

Balances at March 31, 2025	$146,704	$(815,282)	$2,660,487	$487,625	$(25,740)	$2,453,794	$91,938	$2,545,732
Net income	-	-	-	55,230	-	55,230	15,259	70,489
Foreign currency translation gain, net	-	-	-	-	7,611	7,611	8	7,619
Pension adjustments, net	-	-	-	-	62	62	-	62
Contributions	-	-	-	-	-	-	1,581	1,581
Distributions	-	-	-	-	-	-	(3,046)	(3,046)
Issuance of equity securities, net of retirements	191	-	2,925	(890)	-	2,226		2,226
Repurchases of common stock	(219)	-	(14,781)	-	-	(15,000)	-	(15,000)
Stock based compensation	-	-	11,948	-	-	11,948	-	11,948
Balances at June 30, 2025	$146,676	$(815,282)	$2,660,579	$541,965	$(18,067)	$2,515,871	$105,740	$2,621,611

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Six Months Ended June 30, 2026 and June 30, 2025

(In thousands)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Parsons Equity	Noncontrolling Interests	Total
Balances at December 31, 2025	$145,676	$(792,638)	$2,648,730	$661,173	$(20,921)	$2,642,020	$125,652	$2,767,672
Net income	-	-	-	37,707	-	37,707	27,039	64,746
Foreign currency translation loss, net	-	-	-	-	(6,522)	(6,522)	-	(6,522)
Contributions of treasury stock to ESOP	-	(364)	364	-	-	-	-	-
Contributions	-	-	-	-	-	-	234	234
Distributions	-	-	-	-	-	-	(36,575)	(36,575)
Repurchase of warrants	32	-	(35)	-	-	(3)	-	(3)
Issuance of equity securities, net of retirement	667	-	(10,512)	(4,350)	-	(14,195)	-	(14,195)
Repurchases of common stock	(869)	-	(49,120)	-	-	(49,989)	-	(49,989)
Stock based compensation	-	-	22,401	-	-	22,401	-	22,401
Balances at June 30, 2026	$145,506	$(793,002)	$2,611,828	$694,530	$(27,443)	$2,631,419	$116,350	$2,747,769

Balances at December 31, 2024	$146,655	$(815,282)	$2,684,829	$426,781	$(26,594)	$2,416,389	$118,100	$2,534,489
Net income	-	-	-	121,433	-	121,433	30,843	152,276
Foreign currency translation gain, net	-	-	-	-	8,458	8,458	10	8,468
Pension adjustments, net	-	-	-	-	69	69	-	69
Contributions	-	-	-	-	-	-	1,841	1,841
Distributions	-	-	-	-	-	-	(45,054)	(45,054)
Issuance of equity securities, net of retirement	664	-	(7,824)	(6,249)	-	(13,409)	-	(13,409)
Repurchases of common stock	(643)	-	(39,352)	-	-	(39,995)	-	(39,995)
Stock based compensation	-	-	22,926	-	-	22,926	-	22,926
Balances at June 30, 2025	$146,676	$(815,282)	$2,660,579	$541,965	$(18,067)	$2,515,871	$105,740	$2,621,611

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

3.
New Accounting Pronouncements

In the fourth quarter of 2024, the FASB issued ASU 2024-03 "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03"). ASU 2024-03 requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and this ASU should be applied prospectively; however, retrospective application is also permitted. The adoption of this ASU will not have a material impact on the Company's consolidated financial statements.

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

4.
Acquisitions

Altamira Technologies Corporation

On January 14, 2026, the Company acquired a 100% ownership interest in Altamira Technologies Corporation ("ATC"), a privately owned company, for approximately $339 million in cash and up to an additional $45 million in the event an earn out EBITDA target is exceeded. The Company borrowed $330.0 million under the Credit Agreement (as defined in "Note 10—Debt and Credit Facilities") to fund the acquisition. Headquartered in McLean, Virginia, ATC enhances Parsons’ defense and intelligence portfolio by delivering advanced analytics, signals intelligence (SIGINT), cyber, missile warning, and space capabilities, complementing the Company’s strengths in all‑domain technology integration and Indo‑Pacific operations, and expanding with intelligence community (IC) customers. In connection with this acquisition, the Company recognized $5 million of acquisition-related expenses in “Selling, general and administrative expense” in the consolidated statements of income for the six months ended June 30, 2026, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition. No acquisition-related expenses were recognized for the three months ended June 30, 2026.

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

The following table summarizes the acquisition date fair value of the purchase consideration transferred (in thousands):

Amount
Cash paid	$338,745
Fair value of contingent consideration to be achieved	11,387
Total purchase price	$350,132

The estimated fair value of the ATC contingent consideration as of June 30, 2026 is $0.9 million, a $10.5 million decrease from the quarter ended March 31, 2026. The change in the estimated fair value was recorded to "selling, general and administrative expenses" in the consolidated financial statements.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on the purchase price allocation as of the date of acquisition (in thousands):

Amount
Cash and cash equivalents	$6,918
Accounts receivable	20,443
Contract assets	12,066
Right of use assets, operating leases	20,927
Prepaid expenses and other current assets	748
Income taxes receivable	435
Property and Equipment	3,556
Goodwill	236,501
Intangible assets	105,800
Other noncurrent assets	178
Accounts payable	(4,634)
Short-term lease liabilities, operating leases	(1,989)
Accrued expenses and other current liabilities	(7,288)
Income taxes payable	(1,073)
Contract liabilities	(1,139)
Long-term lease liabilities, operating leases	(18,937)
Deferred tax liabilities, net	(21,460)
Other long-term liabilities	(920)
Net assets acquired	$350,132

Of the total purchase price, the following values were preliminarily assigned to intangible assets (in thousands, except for years):

	Gross Carrying Amount	Amortization Period
		(in years)
Customer relationships	$85,300	15
Backlog	16,400	1
Trade name	3,900	2
Non-compete agreements	200	3

Amortization expense of $6.0 million and $12.1 million related to these intangible assets was recorded for the three and six months ended June 30, 2026, respectively. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. $2.2 million of goodwill is deductible for tax purposes.

The amount of revenue generated by ATC and included within consolidated revenue is $50.4 million and $90.2 million for the three and six months ended June 30, 2026, respectively. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

The Company is still in the process of finalizing its valuation of the assets and liabilities acquired.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the ATC acquisition had been consummated as of the beginning of fiscal year 2025 (in thousands) is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Pro forma Revenue	$1,575,867	$1,618,007	$3,073,020	$3,207,403
Pro forma Net Income including noncontrolling interests	7,848	60,787	79,647	132,015

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

Amortization expense of $0.4 million and $0.8 million related to these intangible assets was recorded for the three and six months ended June 30, 2026, respectively. The entire value of goodwill was assigned to the Critical Infrastructure reporting unit and represents synergies expected to be realized from this business combination. The entire value of goodwill is deductible for tax purposes.

The amount of revenue generated by ASC and included within consolidated revenue is $3.3 million and $5.7 million for the three and six months ended June 30, 2026, respectively. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

The Company is still in the process of finalizing its valuation of the assets and liabilities acquired.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the ASC acquisition had been consummated as of the beginning of fiscal year 2024 (in thousands) is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Pro forma Revenue	$1,586,804	$3,143,047
Pro forma Net Income including noncontrolling interests	70,974	153,075

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

Amortization expense of $1.4 million and $2.7 million related to these intangible assets was recorded for the three and six months ended June 30, 2026, respectively. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. $8.8 million of goodwill is deductible for tax purposes.

The amount of revenue generated by CTI and included within consolidated revenue is $18.8 million and $36.5 million for the three and six months ended June 30, 2026, respectively. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the CTI acquisition had been consummated as of the beginning of fiscal year 2024 (in thousands) is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Pro forma Revenue	$1,604,441	$3,194,243
Pro forma Net Income including noncontrolling interests	70,109	151,627

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

Amortization expense of $0.4 million and $0.7 million related to these intangible assets was recorded for the three and six months ended June 30, 2026, respectively and $0.4 million and $0.7 million for the three and six months ended June 30, 2025, respectively. The entire value of goodwill was assigned to the Critical Infrastructure reporting unit and represents synergies expected to be realized from this business combination. The entire value of goodwill is deductible for tax purposes.

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

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the TRS acquisition had been consummated as of the beginning of fiscal year 2024 (in thousands) is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Pro forma Revenue	$1,584,323	$3,140,706
Pro forma Net Income including noncontrolling interests	70,752	152,799

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

5.
Contracts with Customers

Disaggregation of Revenue

The Company’s contracts contain both fixed-price and cost reimbursable components. Contract types are based on the component that represents the majority of the contract. The following table presents revenue disaggregated by contract type (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Fixed-Price	$468,471	$532,135	$939,374	$1,106,708
Time-and-Materials	400,580	372,945	773,425	720,035
Cost-Plus	706,816	679,243	1,354,244	1,311,940
Total	$1,575,867	$1,584,323	$3,067,043	$3,138,683

See “Note 18 – Segments Information” for the Company’s revenues by business lines.

Contract Assets and Contract Liabilities

Contract assets and contract liabilities balances at June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026	December 31, 2025	$ change	% change
Contract assets (1)	$1,077,066	$915,806	$161,260	17.6%
Contract liabilities (2)	407,301	340,113	67,188	19.8%
Net contract assets (liabilities) (3)	$669,765	$575,693	$94,072	16.3%

(1)
Contract assets includes $14.8 million and $0 of assets held for sale as of June 30, 2026 and December 31, 2025, respectively, and is reported in assets held for sale on the consolidated balance sheets. Refer to contracts held for sale section below.
(2)
Contract liabilities includes $60.7 million and $0 of liabilities held for sale as of June 30, 2026 and December 31, 2025, respectively, and is reported in liabilities held for sale on the consolidated balance sheets. Refer to contracts held for sale section below.
(3)
Total contract retentions included in net contract assets (liabilities) were $117.8 million as of June 30, 2026, of which $55.6 million are not expected to be paid in the next 12 months. Total contract retentions included in net contract assets (liabilities) were $114.6 million as of December 31, 2025. Contract assets as of June 30, 2026 and December 31, 2025 include $58.9 million and $58.9 million, respectively, related to net claim recoveries. For the three and six months ended June 30, 2026 and June 30, 2025, there were no material losses recognized related to the collectability of claims, unapproved change orders, and requests for equitable adjustment.

During the three months ended June 30, 2026 and June 30, 2025, the Company recognized revenue of $37.7 million and $47.8 million, respectively and $170.9 million and $165.1 million during the six months ended June 30, 2026 and June 30, 2025, respectively, that was included in the corresponding contract liability balances at December 31, 2025 and December 31, 2024, respectively.

Certain changes in contract assets and contract liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Acquired contract assets	$12,066	$6,533
Acquired contract liabilities	1,139	12,301

During the three and six months ended June 30, 2026, the Company recognized a reduction to contract assets of $16.8 million and an increase to contract liabilities of $60.7 million due to two loss position contracts and related cumulative catch-up reductions to revenue. These contracts and related contract assets and liabilities are classified as held for sale as of June 30, 2026. Refer to the Contracts Held for Sale section below. There was no significant write-down of contract assets recognized during the three and six months ended June 30, 2025.

Revisions in estimates, such as changes in estimated claims or incentives, related to performance obligations partially satisfied in previous periods that individually had an impact of $5 million or more on revenue:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue impact, net	$(16,810)	$-	$(16,810)	$-
Operating income (loss)	(77,535)	-	(77,535)	-
Net income (loss)	$(64,509)	$-	$(64,509)	$-

Contracts Held for Sale

During the second quarter of 2026 management committed to a plan to sell two Remote Programs within the Federal Solutions segment as part of its strategy to transfer the remaining contractual obligations to a third party. Management expects the sale to be completed by the end of 2026. The assets and liabilities are classified as held for sale, reported at fair value less cost to sell and consist primarily of property and equipment, net of $2.4 million, contract assets of $14.8 million and contract liabilities of $60.7 million. These balances are reported as assets held for sale and liabilities held for sale on the consolidated balance sheet.

Accounts Receivable, net

Accounts receivable, net consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	2026	2025
Billed	$736,354	$732,414
Unbilled	413,758	395,889
Total accounts receivable, gross	1,150,112	1,128,303
Allowance for doubtful accounts	(3,886)	(3,886)
Total accounts receivable, net	$1,146,226	$1,124,417

Billed accounts receivable represents amounts billed to clients that have not been collected. Unbilled accounts receivable represents amounts where the Company has a present contractual right to bill but an invoice has not been issued to the customer at the period-end date. Receivables from contracts with the U.S. federal government and its agencies were 16% and 19% as of June 30, 2026 and December 31, 2025, respectively.

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

Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations (“RUPO”) as of June 30, 2026 represent a measure of the total dollar value of work to be performed on contracts awarded and in-progress. The Company had $6.9 billion in RUPO as of June 30, 2026.

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

The Company expects to satisfy its RUPO as of June 30, 2026 over the following periods (in thousands):

Period RUPO Will Be Satisfied	Within One Year	Within One to Two Years	Thereafter
Federal Solutions	$1,522,751	$380,034	$78,555
Critical Infrastructure	2,313,893	1,335,860	1,268,367
Total	$3,836,644	$1,715,894	$1,346,922

6.
Leases

The Company has operating and finance leases for corporate and project office spaces, vehicles, heavy machinery and office equipment. Our leases have remaining lease terms of one year to eleven years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases after the third year.

The components of lease costs for the three and six months ended June 30, 2026 and June 30, 2025 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating lease cost	$15,843	$16,709	$32,376	$33,264
Short-term lease cost	4,478	$3,289	9,748	6,667
Amortization of right-of-use assets	1,201	$1,169	2,332	2,277
Interest on lease liabilities	125	$133	242	261
Sublease income	(606)	$(898)	(1,473)	(1,822)
Total lease cost	$21,041	$20,402	$43,225	$40,647

Supplemental cash flow information related to leases for the six months ended June 30, 2026 and June 30, 2025 is as follows (in thousands):

	Six Months Ended
	June 30, 2026	June 30, 2025
Operating cash flows for operating leases	$31,893	$33,068
Operating cash flows for finance leases	248	261
Financing cash flows from finance leases	2,356	2,210
Right-of-use assets obtained in exchange for new operating lease liabilities	19,318	10,174
Right-of-use assets obtained in exchange for new finance lease liabilities	$3,413	$1,591

Supplemental balance sheet and other information related to leases as of June 30, 2026 and December 31, 2025 are as follows (in thousands):

	June 30, 2026	December 31, 2025
Operating Leases:
Right-of-use assets	$147,854	$126,770
Lease liabilities:
Current	40,308	45,353
Long-term	120,296	94,044
Total operating lease liabilities	$160,604	$139,397
Finance Leases:
Other noncurrent assets	$10,338	$8,990
Accrued expenses and other current liabilities	$4,580	$4,118
Other long-term liabilities	$6,147	$5,240

Weighted Average Remaining Lease Term:
Operating leases	4.5 Years	3.7 Years
Finance leases	2.7 Years	2.6 Years
Weighted Average Discount Rate:
Operating leases	4.6%	4.6%
Finance leases	4.9%	4.9%

As of June 30, 2026, the Company has no material leases that have not yet commenced.

A maturity analysis of the future undiscounted cash flows associated with the Company’s operating and finance lease liabilities as of June 30, 2026 is as follows (in thousands):

	Operating Leases	Finance Leases
2026	$24,579	$2,692
2027	42,898	4,303
2028	36,312	2,958
2029	28,127	1,524
2030	15,534	323
Thereafter	34,774	-
Total lease payments	182,224	11,800
Less: imputed interest	(21,620)	(1,073)
Total present value of lease liabilities	$160,604	$10,727

7.
Goodwill

The following table summarizes the changes in the carrying value of goodwill by reporting segment from December 31, 2025 to June 30, 2026 (in thousands):

	December 31, 2025	Acquisitions	Foreign Exchange	June 30, 2026
Federal Solutions	$1,861,218	$236,541	$-	$2,097,759
Critical Infrastructure	325,432	76	(1,840)	323,668
Total	$2,186,650	$236,617	$(1,840)	$2,421,427

The Company performed a qualitative triggering analysis and determined there was no triggering event indicating a potential impairment to the carrying value of its goodwill at June 30, 2026 and concluded there has not been an impairment.

8.
Intangible Assets

The gross amount and accumulated amortization of intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets are as follows (in thousands except for years):

	June 30, 2026			December 31, 2025			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (in years)
Backlog	$170,870	$(108,653)	$62,217	$154,470	$(83,181)	$71,289	3.3
Customer relationships	480,030	(181,294)	298,736	395,460	(166,391)	229,069	12.1
Developed technology	29,100	(15,726)	13,374	30,100	(13,496)	16,604	4.5
Trade name	4,930	(1,987)	2,943	2,530	(2,123)	407	1.7
Non-compete agreements	10,680	(5,571)	5,109	10,980	(4,293)	6,687	3.0
In process research and development	1,800	-	1,800	1,800	-	1,800	n/a
Other intangibles	-	-	-	24	-	24	n/a
Total intangible assets	$697,410	$(313,231)	$384,179	$595,364	$(269,484)	$325,880

The aggregate amortization expense of intangible assets for the three months ended June 30, 2026 and June 30, 2025 was $23.7 million and $17.1 million, respectively and for the six months ended June 30, 2026 and June 30, 2025 was $47.5 million and $33.4 million, respectively.

Estimated amortization expense for the remainder of the current fiscal year and in each of the next four years and beyond is as follows (in thousands):

June 30, 2026
2026	$42,069
2027	66,183
2028	48,480
2029	32,107
2030	28,389
Thereafter	165,150
Total	$382,378

9.
Property and Equipment, Net

Property and equipment consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025	Useful Life (years)
Buildings and leasehold improvements	$120,055	$118,945	1-15
Furniture and equipment	85,478	88,011	3-10
Computer systems and equipment	187,791	181,595	3-10
Construction equipment	17,592	15,739	5-7
Construction in progress	44,652	51,070
	455,568	455,360
Accumulated depreciation	(296,061)	(304,299)
Property and equipment, net	$159,507	$151,061

Depreciation expense for the three months ended June 30, 2026 and June 30, 2025 was $10.6 million and $9.5 million, respectively and for the six months ended June 30, 2026 and June 30, 2025 was $20.8 million and $18.6 million, respectively.

10.
Debt and Credit Facilities

Debt consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Long-Term Debt:
Convertible senior notes due 2029	$800,000	$800,000
Revolving credit facility	234,000	-
Term loan due 2028	450,000	450,000
Debt issuance costs	(9,952)	(12,184)
Total Long-Term Debt	1,474,048	1,237,816
Total Debt	$1,474,048	$1,237,816

In June 2025, the Company terminated its $350 million Delayed Draw Term Loan due 2025 and its $650 million Revolving Credit Facility due 2026 and replaced these credit facilities with a $450 million Term Loan due 2028 and a $750 million Revolving Credit Facility due 2030. Proceeds from the Term Loan were used to pay off the outstanding balance of the Delayed Draw Term Loan.

Term Loan

In June 2025, the Company entered into a $450 million unsecured Term Loan with an increase option of up to $150 million. Proceeds of the Term Loan Agreement may be used (a) to pay off in full, or partially pay off, the Company’s existing Convertible Senior Notes, (b) to prepay revolving loans outstanding under the Revolving Credit Agreement (as defined below), or (c) for working capital, capital expenditures and other lawful corporate purposes. The Company incurred $0.9 million of debt issuance costs in connection with the Term Loan. These costs are presented as a direct deduction from long-term debt on the face of the balance sheet. Interest expense related to the Term Loan for the three and six months ended June 30, 2026 was $5.6 million and $11.1 million, respectively and $1.7 million for the three and six months ended June 30, 2025. Included in these amounts were amortization of debt fees of $0.1 million for the three and six months ended June 30, 2026 and $0.1 million for the three and six months ended June 30, 2025. The amortization of debt issuance costs and interest expense is recorded in “Interest expense” on the consolidated statements of income. As of June 30, 2026 and December 31, 2025, the net carrying value of the Term Loan was $449.4 million and $449.3 million, respectively.

The Term Loan has a three-year maturity and permits the Company to borrow in U.S. dollars. The Term Loan does not require any amortization payments by the Company. Depending on the Company’s consolidated leverage ratio (or debt rating after such time as the Company has such rating), borrowings under the Term Loan Agreement will bear interest at either an adjusted Term SOFR benchmark rate plus a margin between 0.875% and 1.500% or a base rate plus a margin of between 0% and 0.500% and will initially bear interest at the middle of this range. Amounts outstanding under the Term Loan Agreement may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of benchmark rate loans. The rates on June 30, 2026 and December 31, 2025 were 4.9% and 4.8%, respectively.

Delayed Draw Term Loan (Terminated June 2025)

In September 2022, the Company entered into a $350 million unsecured Delayed Draw Term Loan with an increase option of up to $150 million (the “2022 Delayed Draw Term Loan”). Proceeds of the 2022 Delayed Draw Term Loan Agreement may be used (a) to pay off in full, or partially pay off, the Company’s existing Senior Notes, (b) to prepay revolving loans outstanding under the Revolving Credit Agreement (as defined below), or (c) for working capital, capital expenditures and other lawful corporate purposes. The Company incurred $0.9 million of debt issuance costs in connection with the delayed draw term loan. These costs are presented as a direct deduction from long-term debt on the face of the balance sheet. Interest expense related to the Delayed Draw Term Loan for the three and six months ended June 30, 2025 were $3.3 million and $8.2 million, respectively. Included in these amounts were amortization of debt fees of $0.1 million for the three and six months ended June 30, 2025. The amortization of debt issuance costs and interest expense is recorded in “Interest expense” on the consolidated statements of income.

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

The Company recognized interest expense of $0.1 million for the three and six months ended June 30, 2025.

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

Upon the occurrence of a Make-Whole Fundamental Change prior to the maturity date of the 2029 Convertible Notes, holders of the 2029 Convertible Notes may require the Company to repurchase all or a portion of the 2029 Convertible Notes for cash at a price equal to 100% of the principal amount of the 2029 Convertible Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

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

The Company recognized interest expense with respect to the Convertible Senior Notes Due 2029 of $6.3 million for the three months ended June 30, 2026 and June 30, 2025 and $12.6 million for the six months ended June 30, 2026 and June 30, 2025. Included in these amounts were amortization of debt fees of $1.1 million for the three months ended June 30, 2026 and June 30, 2025 and $2.1 million for the six months ended June 30, 2026 and June 30, 2025. As of June 30, 2026 and December 31, 2025, the net carrying value of the Convertible Senior Notes Due 2029 were $790.6 million and $788.5 million, respectively.

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

Revolving Credit Facility due 2030

In June 2025, the Company entered into a $750 million unsecured revolving credit facility (the “Credit Agreement”). The Company incurred $1.7 million of costs in connection with this Credit Agreement. The 2025 Credit Agreement replaced an existing Credit Agreement dated as of June 25, 2021. Under the new agreement, the Company’s revolving credit facility was increased from $650 million to $750 million. The credit facility has a five-year maturity, which may be extended up to two times for periods determined by the Company and the applicable extending lenders, and permits the Company to borrow in U.S. dollars, certain specified foreign currencies, and each other currency that may be approved in accordance with the 2025 Facility. The borrowings under the Credit Agreement bear interest at either the Term SOFR rate plus a margin between 1.0% and 1.625% or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%. The interest rate was 5.0% for all periods presented. Letters of credit commitments outstanding under this agreement aggregated to $40.9 million at June 30, 2026 which reduced borrowing limits available to the Company.

Interest expenses related to the Credit Agreements (due 2030 and due 2026) were $3.9 million and $0.2 million for the three months ended June 30, 2026 and June 30, 2025, respectively and were $7.7 million and $0.5 million for the six months ended June 30, 2026 and June 30, 2025, respectively. Included in these amounts were amortization of debt fees of $0.1 million for the three months ended June 30, 2026 and June 30, 2025 and $0.2 million for the six months ended June 30, 2026 and June 30, 2025. The net carrying value of the Credit Agreement was $234.0 million as of June 30, 2026 and there was no amount outstanding as of December 31, 2025.

The Credit Agreement includes various covenants, including restrictions on indebtedness, liens, acquisitions, investments or dispositions, payment of dividends and maintenance of certain financial ratios and conditions. The Company was in compliance with these covenants at June 30, 2026.

Letters of Credit

The Company also has in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated approximately $338.7 million and $356.2 million at June 30, 2026 and December 31, 2025, respectively.

11.
Income Taxes

The Company’s effective tax rate was 112.4% and 21.0% for the three months ended June 30, 2026 and June 30, 2025, respectively. The increase in the effective tax rate was due primarily to the Company’s lower pre-tax quarterly income relative to the impact of increased valuation allowances against deferred tax assets related to foreign net operating loss carryforwards (NOLs) and foreign tax credit carryforwards (FTCs), partially offset by a change in jurisdictional mix of earnings. The Company’s effective tax rate was 23.9% and 19.8% for the six months ended June 30, 2026 and June 30, 2025, respectively. The change in effective tax rate was due primarily to increased valuation allowances against deferred tax assets related to NOLs and FTCs, partially offset by a change in jurisdictional mix of earnings.

The difference between the effective tax rate and the statutory U.S. Federal income tax rate of 21% for the three months ended June 30, 2026 primarily relates to increased valuation allowances relative to lower pre-tax quarterly earnings, state income taxes and executive compensation subject to Section 162(m) of the Internal Revenue Code, partially offset by earnings subject to lower tax in foreign jurisdictions, untaxed income attributable to noncontrolling interests, and federal tax credits. The difference between the effective tax rate and the statutory U.S. Federal income tax rate of 21% for the six months ended June 30, 2026 primarily relates to increased valuation allowances, state income taxes, and executive compensation subject to Section 162(m), partially offset by earnings subject to lower tax in foreign jurisdictions, untaxed income attributable to noncontrolling interests, federal tax credits, and the windfall equity-based compensation deduction.

As of June 30, 2026, the Company’s deferred tax assets were subject to a valuation allowance of $61.6 million primarily related to foreign net operating loss carryforwards, foreign tax credit carryforwards, and capital losses that the Company has determined are not more-likely-than-not to be realized. The factors used to assess the likelihood of realization include: the past performance of the entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.

As of June 30, 2026 and December 31, 2025, the liability for income taxes associated with uncertain tax positions was $32.1 million and $32.4 million, respectively.

Although the Company believes its reserves for its tax positions are reasonable, the final outcome of tax audits could be materially different, both favorably and unfavorably.

Different non-US tax jurisdictions continue to enact legislation to adopt components of the Organization for Economic Co-operation and Development (OECD) Base Erosion and Profit Shifting (BEPS) Pillar Two Model Rules. In April 2026, the OECD released additional administrative guidance regarding central Global Anti-Base Erosion (GloBE) Information Return (GIR) filing and leniency on enforcement of penalties for jurisdictions transitioning into the fifteen percent global minimum tax. The Company has evaluated the impact of the enacted legislation to date and has determined there is no material impact to the Company’s income tax provision. We are continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending enactment of legislation by individual countries.

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

In September 2015, a former Parsons employee filed an action in the United States District Court for the Northern District of Alabama against us as a qui tam relator on behalf of the United States (the “Relator”) alleging violation of the False Claims Act. The plaintiff alleges that, as a result of these actions, the United States paid in excess of $1 million per month between February and September 2006 that it should have paid to another contractor, plus $2.9 million to acquire vehicles for the contractor defendant to perform its security services. The lawsuit sought (i) that we cease and desist from violating the False Claims Act, (ii) monetary damages equal to three times the amount of damages that the United States has sustained because of our alleged violations, plus a civil penalty of not less than $5,500 and not more than $11,000 for each alleged violation of the False Claims Act, (iii) monetary damages equal to the maximum amount allowed pursuant to §3730(d) of the False Claims Act, and (iv) Relator’s costs for this action, including recovery of attorneys’ fees and costs incurred in the lawsuit. The United States government did not intervene in this matter as it is allowed to do so under the statute. The court heard dispositive motions in 2023, including Parsons’ motion for summary judgment. In March 2025, the court granted Parsons’ motion for summary judgment. The Relator has appealed this decision. Oral argument was held before the appellate court on May 6, 2026.

On July 1, 2024, a final judgment was filed with the clerk of the Superior Court of the State of California In and For the County of San Mateo with an award of damages in the total amount of approximately $102.5 million in favor of Parsons Transportation Group, Inc. ("PTG") and against Alstom Signaling Operations LLC ("Alstom"). This proposed award relates to a lawsuit Parsons initially filed against the Peninsula Corridor Joint Powers Board for breach of contract and wrongful termination in February 2017 (which was settled between Parsons and the Joint Powers Board in 2021) and a cross-complaint filed against Alstom Signaling Operations LLC in November 2017, as subsequently amended, for breach of contract, negligence and intentional misrepresentation. On September 23, 2024, the Court awarded PTG pre-judgment interest in the amount of $34.0 million and amended the judgment accordingly to include such interest. Alstom filed a Notice of Appeal and has posted a bond as required under California law. The appellate briefs have been filed and both parties have requested oral argument. A date for oral argument has not been set, however, we anticipate that oral argument may occur in late 2026. In the interim, Parsons and Alstom are exploring opportunities for resolution.

At this time, the Company is unable to determine the probability of the outcome of the Alstom litigation.

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

13.
Retirement Benefit Plan

The Company’s principal retirement benefit plan is the Parsons Employee Stock Ownership Plan (“ESOP”), a stock bonus plan, established in 1975 to cover eligible employees of the Company and certain affiliated companies. Contributions of treasury stock to the ESOP are made annually in amounts determined by the Company’s board of directors and are held in trust for the sole benefit of the participants. Shares allocated to a participant’s account are fully vested after three years of credited service, or in the event(s) of reaching age 65, death or disability while an active employee of the Company. As of June 30, 2026 and December 31, 2025, total shares of the Company’s common stock outstanding were 106,797,748 and 106,968,082, respectively, of which 49,241,105 and 50,864,117, respectively, were held by the ESOP.

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

Total ESOP contribution expense was $19.8 million and $17.6 million for the three months ended June 30, 2026 and June 30, 2025, respectively and $39.1 million and $35.4 million for the six months ended June 30, 2026 and June 30, 2025, respectively. The expense is recorded in “Direct costs of contracts” and “Selling, general and administrative expense” in the consolidated statements of income. The fiscal 2026 ESOP contribution has not yet been made. The amount is currently included in accrued liabilities.

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

Letters of credit outstanding described in “Note 10 – Debt and Credit Facilities” that relate to project ventures are $168.2 million and $184.4 million at June 30, 2026 and December 31, 2025, respectively.

In the table below, aggregated financial information relating to the Company’s joint ventures is provided because their nature, risk and reward characteristics are similar. None of the Company’s current joint ventures that meet the characteristics of a VIE are individually significant to the consolidated financial statements.

Consolidated Joint Ventures

The following represents financial information for consolidated joint ventures included in the consolidated financial statements (in thousands):

	June 30, 2026	December 31, 2025
Current assets	$501,733	$542,877
Noncurrent assets	6,771	7,961
Total assets	508,504	550,838
Current liabilities	280,225	301,891
Noncurrent liabilities	3,033	3,417
Total liabilities	283,258	305,308
Total joint venture equity	$225,246	$245,530

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	$201,958	$192,795	$378,947	$389,153
Costs	172,295	162,068	324,597	327,022
Net income	$29,663	$30,727	$54,350	$62,131
Net income attributable to noncontrolling interests	$14,754	$15,259	$27,039	$30,843

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

The following represents the financial information of the Company’s unconsolidated joint ventures as presented in their unaudited financial statements (in thousands):

	June 30, 2026	December 31, 2025
Current assets	$1,351,657	$1,549,367
Noncurrent assets	416,201	439,496
Total assets	1,767,858	1,988,863
Current liabilities	856,070	1,046,970
Noncurrent liabilities	463,791	469,833
Total liabilities	1,319,861	1,516,803
Total joint venture equity	$447,997	$472,060
Investments in and advances to unconsolidated joint ventures	$153,328	$148,640

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	$436,941	$425,795	$731,944	$950,351
Costs	490,072	391,301	766,968	912,177
Net income	$(53,131)	$34,494	$(35,024)	$38,174
Equity in losses of unconsolidated joint ventures	$(33,748)	$(642)	$(27,592)	$(1,329)

The Company had net contributions to its unconsolidated joint ventures of $27.3 million and $4.0 million for the three months ended June 30, 2026 and June 30, 2025, respectively and $36.2 million and $7.7 million for the six months ended June 30, 2026 and June 30, 2025, respectively.

The following table presents certain financial statement impacts from changes in estimates on an unconsolidated joint venture in the Critical Infrastructure segment, driven by increases in costs to complete. In certain instances, revisions in estimates on unconsolidated joint ventures do not exceed the threshold in any particular quarter but exceed the threshold on a year-to-date basis (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating loss	$(40,893)	$-	$(41,075)	$(12,841)
Net loss	(35,086)	-	(35,242)	(9,608)
Diluted loss per share	$(0.33)	$—	$(0.33)	$(0.09)

15.
Related Party Transactions

The Company often provides services to unconsolidated joint ventures and revenues include amounts related to recovering costs for these services. Revenues related to services the Company provided to unconsolidated joint ventures for the three months ended June 30, 2026 and June 30, 2025 were $46.7 million and $42.0 million, respectively and for the six months ended June 30, 2026 and June 30, 2025 were $96.3 million and $87.5 million, respectively.

For the three months ended June 30, 2026 and June 30, 2025, the Company incurred reimbursable costs of $34.9 million and $34.0 million, respectively and for the six months ended June 30, 2026 and June 30, 2025 were $67.2 million and $67.8 million, respectively.

Amounts included in the consolidated balance sheets related to services the Company provided to unconsolidated joint ventures are as follows (in thousands):

	June 30, 2026	December 31, 2025
Accounts receivable	$49,578	$45,116
Contract assets	35,701	29,283
Contract liabilities	6,351	7,297

16.
Fair Value of Financial Instruments

The authoritative guidance on fair value measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). At June 30, 2026 and December 31, 2025, the Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable, and other liabilities. The fair values of these financial instruments approximate their carrying values due to their short-term maturities.

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

Financial assets and liabilities measured at fair value on a quarterly basis are as follows:

Fair value as of June 30, 2026 (in thousands):

	Level 1	Level 2	Level 3	Total
Contingent consideration
Earnout liability	$-	$-	$905	$905
Total liabilities at fair value	$-	$-	$905	$905

The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in our consolidated balance sheets, on the basis of Level 2 inputs, were as follows (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Convertible senior notes due 2029	800,000	782,320	800,000	825,680
Term loan due 2028	450,000	450,000	450,000	450,000
Revolving credit facility	234,000	234,000	-	-
Total	$1,484,000	$1,466,320	$1,250,000	$1,275,680

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

The following tables reconcile the denominator and numerator used to compute basic EPS to the denominator and numerator used to compute diluted EPS for the three and six months ended June 30, 2026 and June 30, 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator for Basic and Diluted EPS:
Net income (loss) attributable to Parsons Corporation - basic	$(15,219)	$55,230	$37,707	$121,433
Convertible senior notes if-converted method interest adjustment	-	54	-	108
Net income (loss) attributable to Parsons Corporation - diluted	$(15,219)	$55,284	$37,707	$121,541

Denominator for Basic and Diluted EPS:
Basic weighted average number of shares outstanding	106,982	106,997	107,082	106,914
Dilutive effect of stock-based awards	700	1,205	918	1,414
Dilutive effect of warrants	-	7	14	223
Dilutive effect of convertible senior notes due 2025	-	1,893	-	2,006
Diluted weighted average number of shares outstanding	107,682	110,102	108,014	110,557

Earnings (loss) per share:
Basic	$(0.14)	$0.52	$0.35	$1.14
Diluted	$(0.14)	$0.50	$0.35	$1.10

Anti-dilutive stock-based awards excluded from the calculation of earnings per share for the three months ended June 30, 2026 and June 30, 2025 were 99,960 and 22,554, respectively and for the six months ended June 30, 2026 and June 30, 2025 were 38,338 and 16,689, respectively.

Share Repurchases

On August 9, 2021, the Company’s Board of Directors authorized the Company to acquire a number of shares of its common stock having an aggregate market value of not greater than $100 million from time to time, commencing on August 12, 2021. The Board further amended this authorization in August 2022 to remove the prior expiration date and grant executive leadership the discretion to determine the price for such share repurchases. The Board further amended this authorization in February 2024 to restore the repurchase capacity to $100 million and removed the $25 million quarterly cap on such repurchases. The Board further amended this authorization in March 2025 to increase and reset the repurchase capacity to $250 million. Repurchases made by the Company during the first quarter of 2025 were deducted from the reset capacity.

Under prior authorizations, the Company had repurchased shares with an aggregate market value of $79.7 million. The aggregate market value of shares of common stock the Company is authorized to acquire from prior authorizations and the March 2025 authorization as of June 30, 2026 was not greater than $329.7 million. Effective, July 24, 2026, the Board authorized additional Common Stock repurchase capacity of up to $250 million, and following such authorization, the current maximum buyback authority is not greater than 579.7 million.

As of June 30, 2026, the Company has spent $254.7 million (which includes commissions paid of $0.1 million) repurchasing 4,414,509 shares of common stock at an average price of $57.69 per share.

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

The following table summarizes the repurchase activity under the stock repurchase program:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Total shares repurchased	295,285	218,785	878,660	642,765
Total shares retired	295,285	218,785	878,660	642,765
Average price paid per share (1)	$50.80	$68.56	$56.90	$62.22

(1) Includes commissions in the calculation of average price per share

18.
Segment Information

The Company operates in two reportable segments: Federal Solutions and Critical Infrastructure.

The Federal Solutions segment provides advanced technical solutions to the U.S. government, delivering timely, cost-effective hardware, software and solutions for mission-critical projects. The segment provides advanced technologies, supporting national security missions in cyber operations, missile defense, space, electronic warfare and facility modernization, hazardous material remediation, and engineering services.

The Critical Infrastructure segment provides integrated engineering and management services for complex physical and digital infrastructure around the globe. The Critical Infrastructure segment is a technology innovator focused on next generation digital systems and complex structures. Industry leading capabilities in engineering design and project management allow the Company to deliver significant value to customers by employing cutting-edge technologies, improving timelines and reducing costs.

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

The following tables present segment information provided to the CODM, as of each period presented, along with a reconciliation of segment adjusted EBITDA attributable to Parsons Corporation to net income attributable to Parsons Corporation for the periods presented (in thousands):

	Three Months Ended
	June 30, 2026
	Federal Solutions	Critical Infrastructure	Total
Revenue	$760,868	$814,999	$1,575,867
Direct cost of contracts	(667,668)	(612,961)	(1,280,629)
Selling, general and administrative expenses (a)	(48,908)	(48,806)	(97,714)
Equity in earnings (losses) of unconsolidated joint ventures	1,451	(35,199)	(33,748)
Other segment items (b)	(59,529)	(77,026)	(136,555)
Adjusted EBITDA attributable to Parsons Corporation	$(13,786)	$41,007	27,221
Reconciliation: Segment Adjusted EBITDA to Net Income Attributable to Parsons Corporation
Adjusted EBITDA attributable to non-controlling interests			14,999
Depreciation and amortization			(36,637)
Interest expense, net			(15,821)
Income tax expense			(4,222)
Equity-based compensation expense			(10,077)
Transaction related costs (c)			7,126
Other (d)			16,946
Net loss including noncontrolling interests			(465)
Net income attributable to noncontrolling interests			(14,754)
Net loss attributable to Parsons Corporation			$(15,219)

	Three Months Ended
	June 30, 2025
	Federal Solutions	Critical Infrastructure	Total
Revenue	$805,464	$778,859	$1,584,323
Direct cost of contracts	(642,807)	(593,163)	(1,235,970)
Selling, general and administrative expenses (a)	(43,208)	(48,563)	(91,771)
Equity in earnings (losses) of unconsolidated joint ventures	989	(1,631)	(642)
Other segment items (b)	(53,366)	(69,309)	(122,675)
Adjusted EBITDA attributable to Parsons Corporation	$67,072	$66,193	133,265
Reconciliation: Segment Adjusted EBITDA to Net Income Attributable to Parsons Corporation
Adjusted EBITDA attributable to non-controlling interests			15,866
Depreciation and amortization			(28,592)
Interest expense, net			(11,501)
Income tax expense			(18,690)
Equity-based compensation expense			(11,519)
Transaction related costs (c)			(5,135)
Restructuring expense (e)			(2,361)
Other (d)			(844)
Net income including noncontrolling interests			70,489
Net income attributable to noncontrolling interests			(15,259)
Net income attributable to Parsons Corporation			$55,230

	Six Months Ended
	June 30, 2026
	Federal Solutions	Critical Infrastructure	Total
Revenue	$1,519,216	$1,547,827	$3,067,043
Direct cost of contracts	(1,253,083)	(1,161,302)	(2,414,385)
Selling, general and administrative expenses (a)	(95,250)	(96,265)	(191,515)
Equity in earnings (losses) of unconsolidated joint ventures	3,243	(30,835)	(27,592)
Other segment items (b)	(116,359)	(151,517)	(267,876)
Adjusted EBITDA attributable to Parsons Corporation	$57,767	$107,908	165,675
Reconciliation: Segment Adjusted EBITDA to Net Income Attributable to Parsons Corporation
Adjusted EBITDA attributable to non-controlling interests			27,474
Depreciation and amortization			(72,563)
Interest expense, net			(30,008)
Income tax expense			(20,309)
Equity-based compensation expense			(19,531)
Transaction related costs (c)			(1,313)
Restructuring expense (e)			-
Other (d)			15,321
Net income including noncontrolling interests			64,746
Net income attributable to noncontrolling interests			(27,039)
Net income attributable to Parsons Corporation			$37,707

	Six Months Ended
	June 30, 2025
	Federal Solutions	Critical Infrastructure	Total
Revenue	$1,648,021	$1,490,662	$3,138,683
Direct cost of contracts	(1,304,719)	(1,131,628)	(2,436,347)
Selling, general and administrative expenses (a)	(88,617)	(94,646)	(183,263)
Equity in earnings (losses) of unconsolidated joint ventures	(3)	(1,326)	(1,329)
Other segment items (b)	(112,078)	(138,682)	(250,760)
Adjusted EBITDA attributable to Parsons Corporation	$142,604	$124,380	266,984
Reconciliation: Segment Adjusted EBITDA to Net Income Attributable to Parsons Corporation
Adjusted EBITDA attributable to non-controlling interests			30,923
Depreciation and amortization			(55,995)
Interest expense, net			(21,605)
Income tax expense			(37,667)
Equity-based compensation expense			(18,622)
Transaction related costs (c)			(8,836)
Restructuring expense (e)			(2,361)
Other (d)			(545)
Net income including noncontrolling interests			152,276
Net income attributable to noncontrolling interests			(30,843)
Net income attributable to Parsons Corporation			$121,433

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
(d)
Includes a combination of gain/loss related to sale of businesses and sale of fixed assets, software implementation costs, and other individually insignificant items that are non-recurring in nature.
(e)
Reflects costs associated with and related to our corporate restructuring in initiatives.

Asset information by segment is not a key measure of performance used by the CODM.

The following tables present revenues and property and equipment, net by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue
North America	$1,275,127	$1,309,098	$2,487,711	$2,593,330
Middle East	297,146	270,687	569,388	535,770
Rest of World	3,594	4,538	9,944	9,583
Total Revenue	$1,575,867	$1,584,323	$3,067,043	$3,138,683

The geographic location of revenue is determined by the location of the customer.

	June 30, 2026	December 31, 2025
Property and Equipment, Net
North America	$146,144	$137,894
Middle East	13,363	13,167
Total Property and Equipment, Net	$159,507	$151,061

North America includes revenue in the United States for the three months ended June 30, 2026 and June 30, 2025 of $1.2 billion and $1.2 billion, respectively and $2.3 billion and $2.4 billion for the six months ended June 30, 2026 and June 30, 2025, respectively. North America property and equipment, net includes $139.4 million and $130.5 million of property and equipment, net in the United States as of June 30, 2026 and December 31, 2025, respectively.

The following table presents revenues by business units (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue
Defense and Intelligence	$530,007	$457,576	$1,033,754	$900,897
Engineered Systems	230,861	347,888	485,462	747,124
Federal Solutions revenues	760,868	805,464	1,519,216	1,648,021
Infrastructure – North America	515,684	506,248	974,096	951,156
Infrastructure – Europe, Middle East and Africa	299,315	272,611	573,731	539,506
Critical Infrastructure revenues	814,999	778,859	1,547,827	1,490,662
Total Revenue	$1,575,867	$1,584,323	$3,067,043	$3,138,683

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
49%
Critical Infrastructure
51%

$7.0B

Contract Awards
(Trailing 12-Months)

Federal Solutions
47%
Critical Infrastructure
53%

KEY FACTS AND FIGURES

81
Years Of History

21K+
Employees

$384M
Cash Flow From Operations
(Trailing 12-Months)

1.1X
Book-To-Bill Ratio
Trailing 12-Months

$9.3B
Backlog As Of
6/30/2026

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

Key Metrics

We manage and assess the performance of our business by evaluating a variety of metrics. The following table sets forth selected key metrics (in thousands, except Book-to-Bill):

	June 30, 2026	June 30, 2025
Awards (year to date)	$3,927,375	$3,272,551
Backlog (1)	$9,256,893	$8,943,038
Book-to-Bill (year to date)	1.3	1.0

(1)
Difference between our backlog of $9.3 billion and our remaining unsatisfied performance obligations, or RUPO, of $6.9 billion, each as of June 30, 2026, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

Awards

Awards generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Contract awards include both new and re-compete contracts and task orders. Given that new contract awards generate growth, we closely track our new awards.

The following table summarizes the year to-date value of new awards for the periods presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Federal Solutions	$985,300	$650,770	$2,016,634	$1,395,479
Critical Infrastructure	$883,666	855,275	1,910,741	1,877,072
Total Awards	$1,868,966	$1,506,045	$3,927,375	$3,272,551

The change in new awards from year to year is primarily due to ordinary course fluctuations in our business. The volume of contract awards can fluctuate in any given period due to win rate and the timing and size of the awards issued by our customers.

The increase in awards for the three and six months ended June 30, 2026 in our Critical Infrastructure segment when compared to the corresponding period last year was primarily driven by an overall increase in awards in the current year period. The increase in awards for the three and six months ended June 30, 2026 in our Federal Solutions segment when compared to the corresponding period last year was primarily driven by significant awards. The comparable period included a delay in the timing of awards of a number of contracts being pursued.

Backlog

We define backlog to include the following two components:

•
Funded—Funded backlog represents the revenue value of orders for services under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts.
•
Unfunded—Unfunded backlog represents the revenue value of orders for services under existing contracts for which funding has not been appropriated or otherwise authorized less revenue previously recognized on these contracts. Unfunded backlog does not include potential task orders expected to be awarded under multiple awards IDIQ (indefinite delivery, indefinite quantity) contract vehicles, where task orders are competitively awarded and separately priced.

Backlog includes (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

The following table summarizes the value of our backlog at the respective dates presented below (in thousands):

	June 30, 2026	June 30, 2025
Federal Solutions:
Funded	$1,868,875	$1,816,590
Unfunded	2,636,203	2,656,547
Total Federal Solutions	4,505,078	4,473,137
Critical Infrastructure:
Funded	4,712,089	4,421,015
Unfunded	39,726	48,886
Total Critical Infrastructure	4,751,815	4,469,901
Total Backlog (1)	$9,256,893	$8,943,038

(1)
Difference between our backlog of $9.3 billion and our RUPO of $6.9 billion, each as of June 30, 2026, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

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

We expect to recognize $3.8 billion of our funded backlog at June 30, 2026 as revenues in the following twelve months. However, our U.S. federal government customers may cancel their contracts with us at any time through a termination for convenience or may elect to not exercise option periods under such contracts. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed. See “Risk Factors—Risk Relating to Our Business—We may not realize the full value of our backlog, which may result in lower-than-expected revenue” in the Company’s Form 10-K for the year ended December 31, 2025.

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

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Federal Solutions	1.3	0.8	1.3	0.8
Critical Infrastructure	1.1	1.1	1.2	1.3
Overall	1.2	1.0	1.3	1.0

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

Acquired Operations

Altamira Technologies Corporation.

On January 14, 2026, the Company acquired a 100% ownership interest in Altamira Technologies Corporation ("ATC"), a privately owned company, for approximately $339 million in cash and up to an additional $45 million in the event an earn out EBITDA target is exceeded. The Company borrowed $330.0 million under the Credit Agreement to fund the acquisition. Headquartered in McLean, Virginia, ATC enhances Parsons’ defense and intelligence portfolio by delivering advanced analytics, signals intelligence (SIGINT), cyber, missile warning, and space capabilities, complementing the company’s strengths in all‑domain technology integration and Indo‑Pacific operations, and expanding with intelligence community (IC) customers. The financial results of ATC have been included in our consolidated results of operations from March 31, 2026 onward.

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

The table below presents the percentage of total revenue for each type of contract.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Fixed-price	29.7%	33.6%	30.6%	35.3%
Time-and-materials	25.4%	23.5%	25.2%	22.9%
Cost-plus	44.9%	42.9%	44.2%	41.8%

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

The change in the contract mix for the three and six months ended June 30, 2026 compared to the corresponding periods last year primarily relates to decreased business volume from a fixed price contract from a confidential contract in our Federal Solutions segment.

Our recognition of profit on long-term contracts requires the use of assumptions related to transaction price and total cost of completion. Estimates are continually evaluated as work progresses and are revised when necessary. When a change in estimated cost or transaction price is determined to have an impact on contract profit, we record a positive or negative adjustment to revenue.

Joint Ventures

We conduct a portion of our business through joint ventures or similar partnership arrangements. For the joint ventures we control, we consolidate all the revenues and expenses in our consolidated statements of income (including revenues and expenses attributable to noncontrolling interests). For the joint ventures we do not control, we recognize equity in (losses) earnings of unconsolidated joint ventures. Our revenues included amounts related to services we provided to our unconsolidated joint ventures for the three months ended June 30, 2026 and June 30, 2025 of $46.7 million and $42.0 million, respectively and $96.3 million and $87.5 million for the six months ended June 30, 2026 and June 30, 2025, respectively.

Operating costs and expenses

Operating costs and expenses primarily include direct costs of contracts and selling, general and administrative expenses. Costs associated with compensation-related expenses for our people and facilities, which includes ESOP contribution expenses, are the most significant component of our operating expenses. Total ESOP contribution expense for the three months ended June 30, 2026 and June 30, 2025 was $19.8 million and $17.6 million, respectively and $39.1 million and $35.4 million for the six months ended June 30, 2026 and June 30, 2025, respectively and is recorded in “Direct cost of contracts” and “Selling, general and administrative expenses.”

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

Other income, net primarily consists of gain or loss on sale of businesses and sale of assets, sublease income and transaction gain or loss related to movements in foreign currency exchange rates.

Adjusted EBITDA

The following table sets forth Adjusted EBITDA, Net Income Margin, and Adjusted EBITDA Margin for the three and six months ended June 30, 2026 and June 30, 2025.

	Three Months Ended		Six Months Ended
(U.S. dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Adjusted EBITDA (1)	$42,220	$149,131	$193,149	$297,907
Net Income Margin (2)	0.0%	4.4%	2.1%	4.9%
Adjusted EBITDA Margin (3)	2.7%	9.4%	6.3%	9.5%
(1)
A reconciliation of net income attributable to Parsons Corporation to Adjusted EBITDA is set forth below (in thousands).
(2)
Net Income Margin is calculated as net income including noncontrolling interest divided by revenue in the applicable period.
(3)
Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by revenue in the applicable period.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income attributable to Parsons Corporation	$(15,219)	$55,230	$37,707	$121,433
Interest expense, net	15,821	11,501	30,008	21,605
Income tax expense	4,222	18,690	20,309	37,667
Depreciation and amortization	36,637	28,592	72,563	55,995
Net income attributable to noncontrolling interests	14,754	15,259	27,039	30,843
Equity-based compensation	10,077	11,519	19,531	18,622
Transaction-related costs (a)	(7,126)	5,135	1,313	8,836
Restructuring (b)	-	2,361	-	2,361
Other (c)	(16,946)	844	(15,321)	545
Adjusted EBITDA	$42,220	$149,131	$193,149	$297,907
(a)
Reflects costs incurred in connection with acquisitions and other non-recurring transaction costs, primarily fees paid for professional services and employee retention.
(b)
Reflects costs associated with and related to our corporate restructuring initiatives.
(c)
Includes a combination of gain/loss related to sale of businesses and sale of fixed assets, software implementation costs, and other individually insignificant items that are non-recurring in nature.

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

The following tables show Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests (in thousands):

	Three Months Ended		Variance
	June 30, 2026	June 30, 2025	Dollar	Percent
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$(13,786)	$67,072	$(80,858)	(120.6)%
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	41,007	66,193	(25,186)	(38.0)%
Adjusted EBITDA attributable to noncontrolling interests	14,999	15,866	(867)	(5.5)%
Total Adjusted EBITDA	$42,220	$149,131	$(106,911)	(71.7)%

	Six Months Ended		Variance
	June 30, 2026	June 30, 2025	Dollar	Percent
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$57,767	$142,604	$(84,837)	(59.5)%
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	107,908	$124,380	(16,472)	(13.2)%
Adjusted EBITDA attributable to noncontrolling interests	27,474	$30,923	(3,449)	(11.2)%
Total Adjusted EBITDA	$193,149	$297,907	$(104,758)	(35.2)%

The following table sets forth our results of operations for the three and six months ended June 30, 2026 and June 30, 2025 as a percentage of revenue.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues	100.0%	100.0%	100.0%	100.0%
Direct costs of contracts	81.3%	78.0%	78.7%	77.6%
Equity in (losses) earnings of unconsolidated joint ventures	(2.1)%	(0.0)%	(0.9)%	(0.0)%
Selling, general and administrative expenses	16.5%	15.9%	17.2%	15.8%
Operating income	0.1%	6.0%	3.2%	6.5%
Interest income	0.0%	0.1%	0.1%	0.1%
Interest expense	(1.0)%	(0.8)%	(1.1)%	(0.8)%
Other income, net	1.2%	0.3%	0.6%	0.2%
Total other income (expense)	0.2%	(0.4)%	(0.4)%	(0.5)%
Income before income tax expense	0.2%	5.6%	2.8%	6.1%
Income tax expense	(0.3)%	(1.2)%	(0.7)%	(1.2)%
Net income including noncontrolling interests	(0.0)%	4.4%	2.1%	4.9%
Net income attributable to noncontrolling interests	(0.9)%	(1.0)%	(0.9)%	(1.0)%
Net income attributable to Parsons Corporation	(1.0)%	3.5%	1.2%	3.9%

Revenue

	Three Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2026	June 30, 2025	Dollar	Percent
Revenue	$1,575,867	$1,584,323	$(8,456)	(0.5)%

Revenue decreased $8.5 million for the three months ended June 30, 2026 when compared to the corresponding period last year, due to a decrease in revenue in our Federal Solutions segment of $44.6 million, offset by an increase in revenue in our Critical Infrastructure Segment of $36.1 million. See “Segment Results” below for a further discussion of the changes in the Company's revenue.

	Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2026	June 30, 2025	Dollar	Percent
Revenue	$3,067,043	$3,138,683	$(71,640)	(2.3)%

Revenue decreased $71.6 million for the six months ended June 30, 2026 when compared to the corresponding period last year, due to a decrease in revenue in our Federal Solutions segment of $128.8 million, offset by an increase in revenue in our Critical Infrastructure Segment of $57.2 million. See “Segment Results” below for a further discussion of the changes in the Company's revenue.

Direct costs of contracts

	Three Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2026	June 30, 2025	Dollar	Percent
Direct costs of contracts	$1,280,629	$1,235,970	$44,659	3.6%

Direct cost of contracts increased $44.7 million for the three months ended June 30, 2026 when compared to the corresponding period last year, primarily due to an increase of $24.9 million in our Federal Solutions segment and an increase of $19.8 million in our Critical Infrastructure segment. The increase in direct costs of contracts in the Federal Solutions segment is primarily related to a write down, partially offset by reduced volume from our confidential contract. See “Segment Results” below for further discussion. The increase in direct costs of contracts in the Critical Infrastructure segment is primarily related to increased volume from new and existing contracts.

	Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2026	June 30, 2025	Dollar	Percent
Direct costs of contracts	$2,414,385	$2,436,347	$(21,962)	(0.9)%

Direct cost of contracts decreased $22.0 million for the six months ended June 30, 2026 when compared to the corresponding period last year, primarily due to an decrease of $51.6 million in our Federal Solutions segment and an increase of $29.7 million in our Critical Infrastructure segment. The decrease in direct costs of contracts in the Federal Solutions segment is primarily related to reduced volume from our confidential contract. See “Segment Results” below for further discussion. The increase in direct costs of contracts in the Critical Infrastructure segment is primarily related to increased volume from new and existing contracts.

Equity in losses of unconsolidated joint ventures

	Three Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2026	June 30, 2025	Dollar	Percent
Equity in losses of unconsolidated joint ventures	$(33,748)	$(642)	$(33,106)	(5,156.7)%

Equity in losses of unconsolidated joint ventures decreased by $33.1 million for the three months ended June 30, 2026 compared to the corresponding period last year primarily due to a write down in the Critical Infrastructure segment. The Company is winding down its participation in construction joint ventures.

	Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2026	June 30, 2025	Dollar	Percent
Equity in losses of unconsolidated joint ventures	$(27,592)	$(1,329)	$(26,263)	(1,976.1)%

Equity in losses of unconsolidated joint ventures decreased by $26.3 million for the six months ended June 30, 2026 compared to the corresponding period last year primarily due to a write down in the Critical Infrastructure segment. The Company is winding down its participation in construction joint ventures.

Selling, general and administrative expenses

	Three Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2026	June 30, 2025	Dollar	Percent
Selling, general and administrative expenses	$260,195	$252,050	$8,145	3.2%

As a percentage of revenue, our SG&A increased by 0.6% to 16.5% for the three months ended June 30, 2026 compared to 15.9% for the corresponding period last year. The increase in SG&A was primarily due to acquisitions and intangible asset amortization associated with the Company's acquisitions compared to the corresponding period last year. Partially offsetting these increase in SG&A was a decrease in the estimated fair value of the ATC contingent consideration.

	Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2026	June 30, 2025	Dollar	Percent
Selling, general and administrative expenses	$528,097	$496,113	$31,984	6.4%

As a percentage of revenue, our SG&A increased by 1.4% to 17.2% for the six months ended June 30, 2026 compared to 15.8% for the corresponding period last year. The increase in SG&A was primarily due to higher transaction costs, acquisitions and intangible asset amortization associated with the Company's acquisitions compared to the corresponding period last year. Partially offsetting these increase in SG&A was a decrease in the estimated fair value of the ATC contingent consideration.

Total other income (expense)

	Three Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2026	June 30, 2025	Dollar	Percent
Interest income	$565	$1,068	$(503)	(47.1)%
Interest expense	(16,386)	(12,569)	(3,817)	30.4%
Other income (expense), net	18,283	5,019	13,264	264.3%
Total other income (expense)	$2,462	$(6,482)	$8,944	(138.0)%

	Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2026	June 30, 2025	Dollar	Percent
Interest income	$2,376	$3,210	$(834)	(26.0)%
Interest expense	(32,384)	(24,815)	(7,569)	30.5%
Other income (expense), net	18,094	6,654	11,440	171.9%
Total other income (expense)	$(11,914)	$(14,951)	$3,037	-20.3%

Interest income is related to interest earned on investments in government money funds.

Interest expense for the three and six months ended June 30, 2026 and June 30, 2025 is primarily due to debt related to our Convertible Senior Notes, Term Loan, and Revolving Credit Facility.

The amounts in other income (expense), net are primarily related to a gain on sale of business, transaction gains and losses on foreign currency transactions and sublease income.

Income tax expense

	Three Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2026	June 30, 2025	Dollar	Percent
Income tax expense	$4,222	$18,690	$(14,468)	(77.4)%

The Company’s effective tax rate was 112.4% and 21.0% and income tax expense was $4.2 million and $18.7 million for the three months ended June 30, 2026 and June 30, 2025, respectively. The decrease in tax expense for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was due primarily to the tax impact of a decrease in pre-tax income and a change in the jurisdictional mix of earnings, partially offset by increases in valuation allowances on foreign net operating loss carryovers (NOLs) and foreign tax credit carryovers (FTCs).

	Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2026	June 30, 2025	Dollar	Percent
Income tax expense	$20,309	$37,667	$(17,358)	(46.1)%

The Company’s effective income tax rate was 23.9% and 19.8% for the six months ended June 30, 2026 and June 30, 2025, respectively. Income tax expense was $20.3 million and $37.7 million for the six months ended June 30, 2026 and June 30, 2025, respectively. The decrease in tax expense for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was due primarily to the tax impact of a decrease in pre-tax income and a change in the jurisdictional mix of earnings, partially offset by increases in valuation allowances on NOLs and FTCs and decreases in tax benefits from the foreign-derived deduction eligible income (FDDEI) and windfall equity-based compensation.

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests:

	Three Months Ended		Six Months Ended
(U.S. dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$(13,786)	$67,072	$57,767	$142,604
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	41,007	66,193	107,908	124,380
Adjusted EBITDA attributable to noncontrolling interests	14,999	15,866	27,474	30,923
Total Adjusted EBITDA	$42,220	$149,131	$193,149	$297,907

Federal Solutions

	Three Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2026	June 30, 2025	Dollar	Percent
Revenue	$760,868	$805,464	$(44,596)	(5.5)%
Adjusted EBITDA attributable to Parsons Corporation	$(13,786)	$67,072	$(80,858)	(120.6)%

The decrease in Federal Solutions revenue for the three months ended June 30, 2026 compared to the corresponding period last year was primarily driven by our confidential contract operating at a reduced volume as a result of the Department of State reorganization issued May 29, 2025 and write downs on projects. These decreases were offset by growth on existing contracts and acquisitions.

The decrease in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the three months ended June 30, 2026 compared to the corresponding period last year was primarily due to write downs on projects and the factors impacting revenue discussed above.

	Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2026	June 30, 2025	Dollar	Percent
Revenue	$1,519,216	$1,648,021	$(128,805)	(7.8)%
Adjusted EBITDA attributable to Parsons Corporation	$57,767	$142,604	$(84,837)	(59.5)%

The decrease in Federal Solutions revenue for the six months ended June 30, 2026 compared to the corresponding period last year was primarily driven by our confidential contract operating at a reduced volume as a result of the Department of State reorganization issued May 29, 2025. This decrease was offset by growth on existing contracts and acquisitions.

The decrease in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the six months ended June 30, 2026 compared to the corresponding period last year was primarily due to the factors discussed above for Adjusted EBITDA for the three months ended June 30, 2026.

Critical Infrastructure

	Three Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2026	June 30, 2025	Dollar	Percent
Revenue	$814,999	$778,859	$36,140	4.6%
Adjusted EBITDA attributable to Parsons Corporation	$41,007	$66,193	$(25,186)	(38.0)%

The increase in Critical Infrastructure revenue for the three months ended June 30, 2026 compared to the corresponding period last year was primarily related to organic growth and business acquisitions. Organic growth was primarily due to an increase in business volume from existing contracts and ramping up of recent awards.

The decrease in Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation for the three months ended June 30, 2026 compared to the corresponding period last year was primarily related to the equity in earnings impacts discussed above. This decrease in Adjusted EBITDA was partially offset by the revenue impacts above.

	Six Months Ended		Variance
(U.S. dollars in thousands)	June 30, 2026	June 30, 2025	Dollar	Percent
Revenue	$1,547,827	$1,490,662	$57,165	3.8%
Adjusted EBITDA attributable to Parsons Corporation	$107,908	$124,380	$(16,472)	(13.2)%

The increase in Critical Infrastructure revenue for the six months ended June 30, 2026 compared to the corresponding period last year was primarily related to organic growth and business acquisitions. Organic growth was primarily due to an increase in business volume from existing contracts and ramping up of recent awards.

The decrease in Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation for the six months ended June 30, 2026 compared to the corresponding period last year was primarily related to the equity in earnings impacts discussed above. This decrease in Adjusted EBITDA was partially offset by the revenue impacts above.

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

As of June 30, 2026, we believe we have adequate liquidity and capital resources to fund our operations, support our debt service and support our ongoing acquisition strategy for at least the next twelve months based on the liquidity from cash provided by our operating activities, cash and cash equivalents on-hand and our borrowing capacity under our Revolving Credit Facility. Management continually monitors debt maturities to strategically execute optimal terms and ensure appropriate levels of working capital liquidity are maintained for the company.

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

Accounts receivable is the principal component of our working capital and is generally driven by revenue growth. Accounts receivable includes billed and unbilled amounts. The total amount of our accounts receivable can vary significantly over time but is generally sensitive to revenue levels. We experience delays in collections from time to time from Middle East customers. Net days sales outstanding, which we refer to as net DSO, is calculated by dividing (i) accounts receivable (net of project accruals, billings in excess of revenue and accounts payable) by (ii) average revenue per day (calculated by dividing trailing twelve months revenue by the number of days in that period). We focus on collecting outstanding receivables to reduce net DSO and improve working capital. Net DSO was 76 days at June 30, 2026, a 16 day increase from June 30, 2025. Impacting the change in DSO was lower volume from our confidential contract and delayed collections in the Middle East. Our working capital (current assets less current liabilities) was $1.1 billion at June 30, 2026 and $1.2 billion at December 31, 2025.

Our cash and cash equivalents decreased by $200.3 million to $266.0 million at June 30, 2026 from $466.4 million at December 31, 2025.

The following table summarizes our sources and uses of cash over the periods presented (in thousands):

	Six Months Ended
	June 30, 2026	June 30, 2025
Net cash provided by operating activities	$53,884	$148,014
Net cash used in investing activities	(386,491)	(164,308)
Net cash provided by (used in) financing activities	133,434	(29,193)
Effect of exchange rate changes	(1,171)	3,266
Net decrease in cash and cash equivalents	$(200,344)	$(42,221)

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

Net cash provided by operating activities decreased $94.1 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The primary drivers of the decrease in cash flows provided by operating activities was a $56.2 million change in cash flows from net income after adjusting for non-cash items, a change in other long-term liabilities of $21.1 million, and a change in income taxes of $16.0 million.

Investing Activities

Net cash used in investing activities consists primarily of cash flows associated with capital expenditures, joint ventures and business acquisitions.

Net cash used in investing activities increased $222.2 million for the six months ended June 30, 2026, when compared to the six months ended June 30, 2025. This change was primarily driven by a $212.3 million increase in payments for acquisitions, net of cash acquired, a $21.4 million increase in investments in unconsolidated joint ventures, and a $8.1 million increase in capital expenditures, offset by $24.0 million in proceeds from sale of business.

Financing Activities

Net cash provided by (used in) financing activities is primarily associated with proceeds from debt, the repayment thereof, and distributions to noncontrolling interests.

Net cash provided by (used in) financing activities changed by $162.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The change in cash flows provided by (used in) financing activities is primarily driven by net proceeds of $234.0 million from our Revolving Credit Facility. Also impacting net cash provided by (used in) financing activities were a $8.5 million change in distributions to noncontrolling interest offset by a $10.0 million of repurchase of common stock.

Letters of Credit

We also have in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated to $338.7 million as of June 30, 2026. Letters of credit outstanding under the Credit Agreement total $40.9 million as of June 30, 2026.

Off-Balance Sheet Arrangements

As of June 30, 2026, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

See the information set forth in “Note 3—New Accounting Pronouncements” in the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported. Actual results could differ from those estimates. Our Annual Report on Form 10-K, filed with the SEC on February 11, 2026, includes a summary of critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues, or expenses during the six months ended June 30, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate risks related to the Company’s Revolving Credit Facility and Term Loan.

As of June 30, 2026, there was $234.0 million outstanding under the Revolving Credit Facility. Borrowings under the Credit Facility effective June 2025 bear interest at either the Term SOFR rate plus a margin between 1.0% and 1.625% or a base rate (as defined in the Credit Agreement) plus a margin of between 0% and 0.625%. The interest rate was 5.0% for all periods presented.

As of June 30, 2026, there was $450.0 million outstanding under the Term Loan. Borrowings under the Term Loan Agreement effective June 2025 will bear interest at either an adjusted Term SOFR benchmark rate plus a margin between 0.875% and 1.500% or a base rate plus a margin of between 0% and 0.500% and will initially bear interest at the middle of this range. The rates on June 30, 2026 and December 31, 2025 were 4.9% and 4.8%, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures

Our management carried out, as of June 30, 2026, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2026, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

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

Under prior authorizations, the Company had repurchased shares with an aggregate market value of $79.7 million. The aggregate market value of shares of common stock the Company is authorized to acquire from prior authorizations and the March 2025 authorization as of June 30, 2026 was not greater than $329.7 million. Effective, July 24, 2026, the Board authorized additional Common Stock repurchase capacity of up to $250 million, and following such authorization, the current maximum buyback authority is not greater than 579.7 million.

As of June 30, 2026, the Company has spent $254.7 million (which includes commissions paid of $0.1 million) repurchasing 4,414,509 shares of common stock at an average price of $57.69 per share.

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

The following table presents information with respect to repurchases of the Company's common stock for the three months ended June 30, 2026.

Period	(a) Total number of shares purchased (2)	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value) of shares that may yet be purchased under the plans or programs
April 1 to 30, 2026	-	$-	-	$90,007,983
May 1 to 31, 2026	337,785	$50.71	337,785	72,879,377
June 1 to 30, 2026	-	$-	-	72,879,377
Total	337,785	$50.71	337,785	$72,879,377
(1)
Includes commissions in the calculation of average price per share.
(2)
Includes 42,500 shares purchased by affiliated purchasers through open market transactions. These transactions were not part of the Company’s share repurchase program.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

10b5-1 Plans

During the three months ended June 30, 2026, none of our directors or officers adopted, modified or terminated any Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Bylaws

On July 24, 2026, the Board of Directors (the “Board”) of Parsons Corporation (the “Company”) adopted the Third Amended and Restated Bylaws of the Company (as amended and restated, the “Amended and Restated Bylaws”), effective immediately. Among other things, the Amended and Restated Bylaws clarify certain exiting provisions and provide, as amended:

•
The Board may cancel, postpone or reschedule any previously scheduled annual or special meeting of stockholders.
•
With respect to the advance notice procedures for business brought before a meeting:
o
Only a duly authorized officer, partner or manager of a stockholder who is authorized in writing by such stockholder may act by proxy for a stockholder;
o
Proper notification by a stockholder wishing to make a meeting proposal must be timely and include additional information, such as the dates shares were acquired, the investment intent of such acquisitions, information relating to an expanded definition of Synthetic Equity Positions, and whether the proposing person intends to deliver a proxy statement to approve or adopt a proposal or otherwise solicit proxies or votes from stockholders in support of a proposal;
o
The Board may request that stockholders furnish additional information as may be reasonably required by the Boad, and the Company does not waive any rights to contest the sufficiency of the notice or the supporting documentation by making such a request; and
o
No business may be conducted at an annual meeting unless it has been properly proposed and noticed under the Amended and Restated Bylaws, and the Board may determine before the meeting that proposed business is improper and therefore will not be transacted.
•
With respect to the advance notice procedures for nominations of directors:
o
If the election of directors is a matter specified in the notice of meeting, then for a stockholder to make any nomination for election to the Board, the stockholder must provide: (a) timely notice in writing to the Secretary of the Company; (b) information with respect to the candidate for nomination; and (c) updates to such information, if applicable, and in no event may a nominating person provide a notice with a greater number of director candidates than are subject to election by stockholders at an applicable meeting;
o
Specified information must be provided by a nominating person which will include participants in any proxy solicitation and affiliates of the nominating person and beneficial owners on whose behalf the nomination is made, and additional information must be provided as reasonably requested by the Board, all within prescribed timelines, including those imposed under applicable laws and regulations;
o
An elected director shall agree not to enter into any agreement concerning how he or she will vote, or any agreement that would interfere with the director fulfilling his or her fiduciary duty to the Company; and
o
A stockholder-nominated director candidate is only eligible if both the candidate and the nominating stockholder comply with the advance notice nomination procedures and no such candidate can be seated as a director unless properly nominated and then elected.
•
A quorum, once established, shall not be broken by the withdrawal of votes to render the quorum insufficient. At any recessed or adjourned meeting in which a quorum is present, any business may be transacted that may have been transacted at the meeting as originally noticed.
•
The chairperson of any stockholders’ meeting may determine, if the facts warrant, that an item of business was not properly brought before the meeting, and, as a result, such business shall not be transacted.

•
Any stockholder directly or indirectly soliciting proxies from other stockholders must use a proxy card color other than white, which shall be reserved for the exclusive use of the Board.
•
The requirements for proper delivery of notice to the Company, and that the Company shall not be required to accept any document improperly delivered.
•
Notice to stockholders by the Company may be given in writing directed to the stockholder’s mailing address (or by electronic transmission to the stockholder’s electronic email address) as it appears on the records of the Company.
•
The federal district courts of the United States shall be the exclusive forum for resolution of any complaint asserting causes of action arising under the Securities Act of 1933, as amended, including all causes of action asserted against any defendant of such complaint.

The foregoing summary of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amended and Restated Bylaws, which are attached hereto as Exhibit 3.1 and are incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description

3.1*	Third Amended and Restated Bylaws of Parsons Corporation, effective July 24, 2026.

19.1*	Parsons Corporation Insider Trading Compliance Policy.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parsons Corporation

Date: July 29, 2026	By:	/s/ Matthew M. Ofilos
Matthew M. Ofilos
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)