Form 10-Q
period 2026-09-30
PARSONS CORP
filed 2026-10-28
CIK 275880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 20, 2026, the registrant had 105,538,883 shares of common stock, $1.00 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents (including $113,889 and $153,144 Cash of consolidated joint ventures)	$296,954	$466,388
Accounts receivable, net (including $303,583 and $337,270 Accounts receivable of consolidated joint ventures)	1,108,366	1,124,417
Contract assets (including $49,488 and $41,318 Contract assets of consolidated joint ventures)	951,578	915,806
Prepaid expenses and other current assets (including $13,043 and $11,145 Prepaid expenses and other current assets of consolidated joint ventures)	201,251	176,932
Assets held for sale	20,960	-
Total current assets	2,579,109	2,683,543

Property and Equipment, net (including $2,251 and $2,488 Property and equipment of consolidated joint ventures)	168,286	151,061
Right of use assets, operating leases (including $3,512 and $4,482 Right of use assets, operating leases of consolidated joint ventures)	157,932	126,770
Goodwill	2,421,589	2,186,650
Investments in and advances to unconsolidated joint ventures	174,764	148,640
Intangible assets, net	362,668	325,880
Deferred tax assets	59,830	88,191
Other noncurrent assets	61,059	58,799
Total assets	$5,985,237	$5,769,534

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable (including $46,000 and $58,914 Accounts payable of consolidated joint ventures)	$243,380	$250,514
Accrued expenses and other current liabilities (including $186,050 and $195,747 Accrued expenses and other current liabilities of consolidated joint ventures)	968,905	884,445
Contract liabilities (including $35,706 and $44,802 Contract liabilities of consolidated joint ventures)	308,414	340,113
Short-term lease liabilities, operating leases (including $1,766 and $2,395 Short-term lease liabilities, operating leases of consolidated joint ventures)	38,742	45,353
Income taxes payable	260	11,239
Liabilities held for sale	57,415	-
Total current liabilities	1,617,116	1,531,664

Long-term employee incentives	27,528	30,834
Long-term debt	1,357,164	1,237,816
Long-term lease liabilities, operating leases (including $1,742 and $2,083 Long-term lease liabilities, operating leases of consolidated joint ventures)	133,244	94,044
Deferred tax liabilities	10,089	12,159
Other long-term liabilities	91,939	95,345
Total liabilities	$3,237,080	$3,001,862
Contingencies (Note 12)
Shareholders' equity:
Common stock, $1 par value; authorized 1,000,000,000 shares; 144,239,300 and 145,676,335 shares issued; 57,002,408 and 56,103,965 public shares outstanding; 48,528,639 and 50,864,117 ESOP shares outstanding	$144,239	$145,676
Treasury stock, 38,708,253 shares at cost	(793,002)	(792,638)
Additional paid-in capital	2,564,768	2,648,730
Retained earnings	748,805	661,173
Accumulated other comprehensive loss	(27,162)	(20,921)
Total Parsons Corporation shareholders' equity	2,637,648	2,642,020
Noncontrolling interests	110,509	125,652
Total shareholders' equity	2,748,157	2,767,672
Total liabilities and shareholders' equity	$5,985,237	$5,769,534

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share information)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue	$1,650,548	$1,621,748	$4,717,591	$4,760,431
Direct cost of contracts	1,268,481	1,261,893	3,682,866	3,698,240
Equity in earnings (losses) of unconsolidated joint ventures	7,242	8,266	(20,350)	6,937
Selling, general and administrative expenses	285,490	260,166	813,587	756,279
Operating income	103,819	107,955	200,788	312,849
Interest income	864	1,839	3,240	5,049
Interest expense	(16,301)	(13,535)	(48,685)	(38,350)
Other (expense) income, net	(525)	1,570	17,569	8,224
Total other expense	(15,962)	(10,126)	(27,876)	(25,077)
Income before income tax expense	87,857	97,829	172,912	287,772
Income tax expense	(20,446)	(16,035)	(40,755)	(53,702)
Net income including noncontrolling interests	67,411	81,794	132,157	234,070
Net income attributable to noncontrolling interests	(13,258)	(17,671)	(40,297)	(48,514)
Net income attributable to Parsons Corporation	$54,153	$64,123	$91,860	$185,556
Earnings per share:
Basic	$0.51	$0.60	$0.86	$1.74
Diluted	$0.51	$0.59	$0.85	$1.69

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income including noncontrolling interests	$67,411	$81,794	$132,157	$234,070
Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	281	(4,946)	(6,240)	3,522
Pension adjustments, net of tax	-	(1,275)	-	(1,206)
Comprehensive income including noncontrolling interests, net of tax	67,692	75,573	125,917	236,386
Comprehensive income attributable to noncontrolling interests, net of tax	(13,258)	(17,671)	(40,297)	(48,514)
Comprehensive income attributable to Parsons Corporation, net of tax	$54,434	$57,902	$85,620	$187,872

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net income including noncontrolling interests	$132,157	$234,070
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	106,681	85,844
Amortization of debt issue costs	3,669	3,834
Loss (gain) on disposal of property and equipment	798	187
Loss (gain) on sale of business	(19,300)	-
Deferred taxes	3,167	27,841
Foreign currency transaction gains and losses	2,240	(5,327)
Equity in losses (earnings) of unconsolidated joint ventures	20,350	(6,937)
Return on investments in unconsolidated joint ventures	21,123	26,562
Stock-based compensation	34,713	32,726
Contributions of treasury stock	59,789	54,023
Changes in assets and liabilities, net of acquisitions
Accounts receivable	32,775	(90,740)
Contract assets	(51,178)	(70,659)
Prepaid expenses and other assets	(31,874)	(17,249)
Accounts payable	(10,647)	45,365
Accrued expenses and other current liabilities	22,425	(47,559)
Contract liabilities	26,788	39,497
Income taxes	(12,059)	3,713
Other long-term liabilities	(18,998)	(4,327)
Net cash provided by operating activities	322,619	310,864
Cash flows from investing activities:
Capital expenditures	(48,961)	(36,030)
Proceeds from sale of property and equipment	-	35
Proceeds from sale of business	23,966	-
Payments for acquisitions, net of cash acquired	(330,123)	(118,294)
Investments in unconsolidated joint ventures	(79,176)	(62,383)
Return of investments in unconsolidated joint ventures	7,537	28,358
Net cash used in investing activities	(426,757)	(188,314)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	569,300	243,700
Repayments of borrowings under revolving credit facility	(453,300)	(243,700)
Repurchases of convertible notes due 2025	-	(113,405)
Proceeds from term loan	-	450,000
Repayment of delayed draw term loan	-	(350,000)
Payments for debt issuance costs	-	(2,571)
Contributions by noncontrolling interests	504	1,503
Distributions to noncontrolling interests	(55,945)	(62,827)
Repurchases of common stock	(109,987)	(64,994)
Taxes paid on vested stock	(20,412)	(18,958)
Redemption of warrants	(4)	-
Proceeds from issuance of common stock	5,700	4,796
Net cash used in financing activities	(64,144)	(156,456)
Effect of exchange rate changes	(1,152)	2,912
Net increase (decrease) in cash, cash equivalents, and restricted cash	(169,434)	(30,994)
Cash, cash equivalents and restricted cash:
Beginning of year	466,388	453,548
End of period	$296,954	$422,554

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended September 30, 2026 and September 30, 2025

(In thousands)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Parsons Equity	Noncontrolling Interests	Total
Balances at June 30, 2026	$145,506	$(793,002)	$2,611,828	$694,530	$(27,443)	$2,631,419	$116,350	$2,747,769
Net income	-	-	-	54,153	-	54,153	13,258	67,411
Foreign currency translation loss, net	-	-	-	-	281	281	-	281
Contributions	-	-	-	-	-	-	270	270
Distributions	-	-	-	-	-	-	(19,369)	(19,369)
Issuance of equity securities, net of retirement	28	-	(667)	122	-	(517)	-	(517)
Repurchases of common stock	(1,295)	-	(58,705)	-	-	(60,000)	-	(60,000)
Stock based compensation	-	-	12,312	-	-	12,312	-	12,312
Balances at September 30, 2026	$144,239	$(793,002)	$2,564,768	$748,805	$(27,162)	$2,637,648	$110,509	$2,748,157

Balances at June 30, 2025	$146,676	$(815,282)	$2,660,579	$541,965	$(18,067)	$2,515,871	$105,740	$2,621,611
Net income	-	-	-	64,123	-	64,123	17,671	81,794
Foreign currency translation gain, net	-	-	-	-	(4,940)	(4,940)	(6)	(4,946)
Pension adjustments, net	-	-	-	-	(1,275)	(1,275)	-	(1,275)
Contributions	-	-	-	-	-	-	1,176	1,176
Distributions	-	-	-	-	-	-	(17,771)	(17,771)
Issuance of equity securities, net of retirements	16	-	(472)	(293)	-	(749)		(749)
Repurchases of common stock	(323)	-	(24,677)	-	-	(25,000)	-	(25,000)
Stock based compensation	-	-	9,800	-	-	9,800	-	9,800
Balances at September 30, 2025	$146,369	$(815,282)	$2,645,230	$605,795	$(24,282)	$2,557,830	$106,810	$2,664,640

The accompanying notes are an integral part of these consolidated financial statements.

PARSONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2026 and September 30, 2025

(In thousands)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Parsons Equity	Noncontrolling Interests	Total
Balances at December 31, 2025	$145,676	$(792,638)	$2,648,730	$661,173	$(20,921)	$2,642,020	$125,652	$2,767,672
Net income	-	-	-	91,860	-	91,860	40,297	132,157
Foreign currency translation loss, net	-	-	-	-	(6,241)	(6,241)	1	(6,240)
Contributions of treasury stock to ESOP	-	(364)	364	-	-	-	-	-
Contributions	-	-	-	-	-	-	504	504
Distributions	-	-	-	-	-	-	(55,945)	(55,945)
Repurchase of warrants	32	-	(35)	-	-	(3)	-	(3)
Issuance of equity securities, net of retirement	694	-	(11,180)	(4,228)	-	(14,714)	-	(14,714)
Repurchases of common stock	(2,163)	-	(107,824)	-	-	(109,987)	-	(109,987)
Stock based compensation	-	-	34,713	-	-	34,713	-	34,713
Balances at September 30, 2026	$144,239	$(793,002)	$2,564,768	$748,805	$(27,162)	$2,637,648	$110,509	$2,748,157

Balances at December 31, 2024	$146,655	$(815,282)	$2,684,829	$426,781	$(26,594)	$2,416,389	$118,100	$2,534,489
Net income	-	-	-	185,556	-	185,556	48,514	234,070
Foreign currency translation gain, net	-	-	-	-	3,518	3,518	4	3,522
Pension adjustments, net	-	-	-	-	(1,206)	(1,206)	-	(1,206)
Contributions	-	-	-	-	-	-	3,017	3,017
Distributions	-	-	-	-	-	-	(62,825)	(62,825)
Issuance of equity securities, net of retirement	680	-	(8,297)	(6,542)	-	(14,159)	-	(14,159)
Repurchases of common stock	(966)	-	(64,028)	-	-	(64,994)	-	(64,994)
Stock based compensation	-	-	32,726	-	-	32,726	-	32,726
Balances at September 30, 2025	$146,369	$(815,282)	$2,645,230	$605,795	$(24,282)	$2,557,830	$106,810	$2,664,640

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

4.
Acquisitions

Altamira Technologies Corporation

On January 14, 2026, the Company acquired a 100% ownership interest in Altamira Technologies Corporation ("ATC"), a privately owned company, for approximately $339 million in cash and up to an additional $45 million in the event an earn out EBITDA target is exceeded. The Company borrowed $330.0 million under the Revolving Credit Facility (as defined in "Note 10—Debt and Credit Facilities") to fund the acquisition. Headquartered in McLean, Virginia, ATC enhances Parsons’ defense and intelligence portfolio by delivering advanced analytics, signals intelligence (SIGINT), cyber, missile warning, and space capabilities, complementing the Company’s strengths in all‑domain technology integration and Indo‑Pacific operations, and expanding with intelligence community (IC) customers. In connection with this acquisition, the Company recognized $5 million of acquisition-related expenses in “Selling, general and administrative expense” in the consolidated statements of income for the nine months ended September 30, 2026, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition. No acquisition-related expenses were recognized for the three months ended September 30, 2026.

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

The estimated fair value of the ATC contingent consideration as of September 30, 2026 is $14.2 million, a $13.3 million and $2.8 million increase from the quarter ended June 30, 2026 and acquisition date, respectively. The change in the estimated fair value was recorded to "selling, general and administrative expenses" in the consolidated financial statements.

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

Amortization expense of $6.0 million and $18.1 million related to these intangible assets was recorded for the three and nine months ended September 30, 2026, respectively. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. $2.2 million of goodwill is deductible for tax purposes.

The amount of revenue generated by ATC and included within consolidated revenue is $53.6 million and $143.8 million for the three and nine months ended September 30, 2026, respectively. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

The Company is still in the process of finalizing its valuation of the assets and liabilities acquired.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the ATC acquisition had been consummated as of the beginning of fiscal year 2025 (in thousands) is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2026	September 30, 2025
Pro forma Revenue	$1,654,670	$4,723,568	$4,862,073
Pro forma Net Income including noncontrolling interests	72,422	141,821	204,437

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

Amortization expense of $0.4 million and $1.2 million related to these intangible assets was recorded for the three and nine months ended September 30, 2026, respectively. The entire value of goodwill was assigned to the Critical Infrastructure reporting unit and represents synergies expected to be realized from this business combination. The entire value of goodwill is deductible for tax purposes.

The amount of revenue generated by ASC and included within consolidated revenue is $2.7 million and $8.4 million for the three and nine months ended September 30, 2026, respectively. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the ASC acquisition had been consummated as of the beginning of fiscal year 2024 (in thousands) is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Pro forma Revenue	$1,624,632	$4,767,679
Pro forma Net Income including noncontrolling interests	82,634	235,709

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

Amortization expense of $1.2 million and $3.9 million related to these intangible assets was recorded for the three and nine months ended September 30, 2026, respectively and $1.4 million for the three and nine months ended September 30, 2025. The entire value of goodwill was assigned to the Federal Solutions reporting unit and represents synergies expected to be realized from this business combination. $8.8 million of goodwill is deductible for tax purposes.

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

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the CTI acquisition had been consummated as of the beginning of fiscal year 2024 (in thousands) is as follows:

Nine Months Ended
September 30, 2025
Pro forma Revenue	$4,815,991
Pro forma Net Income including noncontrolling interests	236,520

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

TRS Group, Inc.

On January 31, 2025, the Company acquired a 100% ownership interest in TRS Group, Inc. ("TRS"), a privately owned company, for $36.6 million from cash on hand (of which $3.8 million was paid in July 2026). TRS is an environmental solutions firm that specializes in remediation technology. In connection with this acquisition, the Company recognized $0.5 million of acquisition-related expenses in “Selling, general and administrative expense” in the consolidated statements of income for the year ended December 31, 2025, including legal fees, consulting fees, and other miscellaneous direct expenses associated with the acquisition.

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

Amortization expense of $0.4 million and $1.1 million related to these intangible assets was recorded for the three and nine months ended September 30, 2026, respectively and $0.4 million and $1.1 million for the three and nine months ended September 30, 2025, respectively. The entire value of goodwill was assigned to the Critical Infrastructure reporting unit and represents synergies expected to be realized from this business combination. The entire value of goodwill is deductible for tax purposes.

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

Supplemental Pro Forma Information (Unaudited)

Supplemental information of unaudited pro forma operating results assuming the TRS acquisition had been consummated as of the beginning of fiscal year 2024 (in thousands) is as follows:

Nine Months Ended
September 30, 2025
Pro forma Revenue	$4,762,454
Pro forma Net Income including noncontrolling interests	234,856

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

5.
Contracts with Customers

Disaggregation of Revenue

The Company’s contracts contain both fixed-price and cost reimbursable components. Contract types are based on the component that represents the majority of the contract. The following table presents revenue disaggregated by contract type (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Fixed-Price	$468,112	$535,901	$1,407,486	$1,642,609
Time-and-Materials	411,096	394,076	1,184,521	1,114,111
Cost-Plus	771,340	691,771	2,125,584	2,003,711
Total	$1,650,548	$1,621,748	$4,717,591	$4,760,431

See “Note 18 – Segments Information” for the Company’s revenues by each of our segments.

Contract Assets and Contract Liabilities

Contract assets and contract liabilities balances at September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026	December 31, 2025	$ change	% change
Contract assets (1)	$970,128	$915,806	$54,322	5.9%
Contract liabilities (2)	365,829	340,113	25,716	7.6%
Net contract assets (liabilities) (3)	$604,299	$575,693	$28,606	5.0%

(1)
Contract assets includes $18.6 million and $0.0 million of assets held for sale as of September 30, 2026 and December 31, 2025, respectively, and is reported in assets held for sale on the consolidated balance sheets. Refer to contracts held for sale section below.
(2)
Contract liabilities includes $57.4 million and $0.0 million of liabilities held for sale as of September 30, 2026 and December 31, 2025, respectively, and is reported in liabilities held for sale on the consolidated balance sheets. Refer to contracts held for sale section below.
(3)
Total contract retentions included in net contract assets (liabilities) were $110.2 million as of September 30, 2026, of which $53.5 million are not expected to be paid in the next 12 months. Total contract retentions included in net contract assets (liabilities) were $114.6 million as of December 31, 2025. Contract assets as of September 30, 2026 and December 31, 2025 include $58.9 million and $58.9 million, respectively, related to net claim recoveries. For the three and nine months ended September 30, 2026 and September 30, 2025, there were no material losses recognized related to the collectability of claims, unapproved change orders, and requests for equitable adjustment.

During the three months ended September 30, 2026 and September 30, 2025, the Company recognized revenue of $14.1 million and $12.9 million, respectively and $185.0 million and $178.1 million during the nine months ended September 30, 2026 and September 30, 2025, respectively, that was included in the corresponding contract liability balances at December 31, 2025 and December 31, 2024, respectively.

Certain changes in contract assets and contract liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Acquired contract assets	$12,066	$6,533
Acquired contract liabilities	1,139	12,301

During the three months ended September 30, 2026, there was no significant write-down of contract assets. For the nine months ended September 30, 2026, the Company recognized a reduction to contract assets of $14.8 million and an increase to contract liabilities of $61.2 million due to two loss position contracts and related cumulative catch-up reductions to revenue. These contracts and related contract assets and liabilities are classified as held for sale as of September 30, 2026. Refer to the Contracts Held for Sale section below. There was no significant write-down of contract assets recognized during the three and nine months ended September 30, 2025.

The following table presents revisions in estimates, such as changes in estimated claims or incentives, related to performance obligations partially satisfied in previous periods that individually had an impact of $5 million or more on revenue. In certain instances, revisions in estimates do not exceed the threshold in any particular quarter but exceed the threshold on a year-to-date basis (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue impact, net	$-	$1,286	$(20,907)	$(977)
Operating income (loss)	-	1,286	(82,079)	(977)
Net income (loss)	$-	$974	$(72,765)	$(740)

Contracts Held for Sale

During the second quarter of 2026 management committed to a plan to sell two Remote Programs within the Federal Solutions segment as part of its strategy to transfer the remaining contractual obligations to a third party. Management expects the sale and novation to be completed by the end of 2026. The assets and liabilities are classified as held for sale, reported at the lower of the carrying value or fair value less cost to sell and consist primarily of property and equipment, net of $2.4 million, contract assets of $18.6 million and contract liabilities of $57.4 million as of September 30, 2026. These balances are reported as assets held for sale and liabilities held for sale on the consolidated balance sheet.

Accounts Receivable, net

Accounts receivable, net consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	2026	2025
Billed	$651,045	$732,414
Unbilled	461,207	395,889
Total accounts receivable, gross	1,112,252	1,128,303
Allowance for doubtful accounts	(3,886)	(3,886)
Total accounts receivable, net	$1,108,366	$1,124,417

Billed accounts receivable represents amounts billed to clients that have not been collected. Unbilled accounts receivable represents amounts where the Company has a present contractual right to bill but an invoice has not been issued to the customer at the period-end date. Receivables from contracts with the U.S. federal government and its agencies were 15% and 19% as of September 30, 2026 and December 31, 2025, respectively.

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

Transaction Price Allocated to the Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations (“RUPO”) as of September 30, 2026 represent a measure of the total dollar value of work to be performed on contracts awarded and in-progress. The Company had $7.6 billion in RUPO as of September 30, 2026.

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

The Company expects to satisfy its RUPO as of September 30, 2026 over the following periods (in thousands):

Period RUPO Will Be Satisfied	Within One Year	Within One to Two Years	Thereafter
Federal Solutions	$1,779,935	$671,293	$337,927
Critical Infrastructure	2,263,309	1,288,568	1,261,944
Total	$4,043,244	$1,959,861	$1,599,871

6.
Leases

The Company has operating and finance leases for corporate and project office spaces, vehicles, heavy machinery and office equipment. Our leases have remaining lease terms of one year to eleven years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases after the third year.

The components of lease costs for the three and nine months ended September 30, 2026 and September 30, 2025 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating lease cost	$13,974	$16,971	$46,350	$50,235
Short-term lease cost	5,658	3,642	15,406	10,309
Amortization of right-of-use assets	1,382	1,136	3,714	3,413
Interest on lease liabilities	147	135	389	396
Sublease income	(140)	(974)	(1,613)	(2,796)
Total lease cost	$21,021	$20,910	$64,246	$61,557

Supplemental cash flow information related to leases for the nine months ended September 30, 2026 and September 30, 2025 is as follows (in thousands):

	Nine Months Ended
	September 30, 2026	September 30, 2025
Operating cash flows for operating leases	$45,087	$49,892
Operating cash flows for finance leases	389	396
Financing cash flows from finance leases	3,681	3,311
Right-of-use assets obtained in exchange for new operating lease liabilities	40,217	18,942
Right-of-use assets obtained in exchange for new finance lease liabilities	$5,448	$2,164

Supplemental balance sheet and other information related to leases as of September 30, 2026 and December 31, 2025 are as follows (in thousands):

	September 30, 2026	December 31, 2025
Operating Leases:
Right-of-use assets	$157,932	$126,770
Lease liabilities:
Current	38,742	45,353
Long-term	133,244	94,044
Total operating lease liabilities	$171,986	$139,397
Finance Leases:
Other noncurrent assets	$11,039	$8,990
Accrued expenses and other current liabilities	4,755	4,118
Other long-term liabilities	$6,683	$5,240

Weighted Average Remaining Lease Term:
Operating leases	5.1 Years	3.7 Years
Finance leases	2.8 Years	2.6 Years
Weighted Average Discount Rate:
Operating leases	4.7%	4.6%
Finance leases	4.9%	4.9%

As of September 30, 2026, the Company has no material leases that have not yet commenced.

A maturity analysis of the future undiscounted cash flows associated with the Company’s operating and finance lease liabilities as of September 30, 2026 is as follows (in thousands):

	Operating Leases	Finance Leases
2026	$12,287	$1,468
2027	44,263	4,878
2028	38,070	3,523
2029	29,955	2,070
2030	21,913	639
Thereafter	50,704	-
Total lease payments	197,192	12,578
Less: imputed interest	(25,206)	(1,140)
Total present value of lease liabilities	$171,986	$11,438

7.
Goodwill

The following table summarizes the changes in the carrying value of goodwill by reporting segment from December 31, 2025 to September 30, 2026 (in thousands):

	December 31, 2025	Acquisitions	Foreign Exchange	September 30, 2026
Federal Solutions	$1,861,218	$236,541	$-	$2,097,759
Critical Infrastructure	325,432	76	(1,678)	323,830
Total	$2,186,650	$236,617	$(1,678)	$2,421,589

The Company performed a qualitative triggering analysis and determined there was no triggering event indicating a potential impairment to the carrying value of its goodwill at September 30, 2026 and concluded there has not been an impairment.

8.
Intangible Assets

The gross amount and accumulated amortization of intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets are as follows (in thousands except for years):

	September 30, 2026			December 31, 2025			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (in years)
Backlog	$170,870	$(120,016)	$50,854	$154,470	$(83,181)	$71,289	3.3
Customer relationships	480,030	(188,878)	291,152	395,460	(166,391)	229,069	12.1
Developed technology	29,100	(16,897)	12,203	30,100	(13,496)	16,604	4.5
Trade name	4,930	(2,492)	2,438	2,530	(2,123)	407	1.7
Non-compete agreements	10,680	(6,459)	4,221	10,980	(4,293)	6,687	3.0
In process research and development	1,800	-	1,800	1,800	-	1,800	n/a
Other intangibles	-	-	-	24	-	24	n/a
Total intangible assets	$697,410	$(334,742)	$362,668	$595,364	$(269,484)	$325,880

The aggregate amortization expense of intangible assets for the three months ended September 30, 2026 and September 30, 2025 was $21.5 million and $18.0 million, respectively and for the nine months ended September 30, 2026 and September 30, 2025 was $69.0 million and $51.4 million, respectively.

Estimated amortization expense for the remainder of the current fiscal year and in each of the next four years and beyond is as follows (in thousands):

September 30, 2026
2026	$20,558
2027	66,183
2028	48,480
2029	32,107
2030	28,389
Thereafter	165,151
Total	$360,868

9.
Property and Equipment, Net

Property and equipment consisted of the following at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025	Useful Life (years)
Buildings and leasehold improvements	$109,322	$118,945	1-15
Furniture and equipment	78,408	88,011	3-10
Computer systems and equipment	187,655	181,595	3-10
Construction equipment	19,450	15,739	5-7
Construction in progress	51,345	51,070
	446,180	455,360
Accumulated depreciation	(277,894)	(304,299)
Property and equipment, net	$168,286	$151,061

Depreciation expense for the three months ended September 30, 2026 and September 30, 2025 was $10.7 million and $9.5 million, respectively and for the nine months ended September 30, 2026 and September 30, 2025 was $31.5 million and $28.1 million, respectively.

10.
Debt and Credit Facilities

Debt consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Long-Term Debt:
Convertible senior notes due 2029	$800,000	$800,000
Term loan due 2028	450,000	450,000
Revolving credit facility	116,000	-
Debt issuance costs	(8,836)	(12,184)
Total Long-Term Debt	1,357,164	1,237,816
Total Debt	$1,357,164	$1,237,816

In June 2025, the Company terminated its $350 million Delayed Draw Term Loan due 2025 and its $650 million Revolving Credit Facility due 2026 and replaced these revolving credit facilities with a $450 million Term Loan due 2028 and a $750 million Revolving Credit Facility due 2030. Proceeds from the Term Loan were used to pay off the outstanding balance of the Delayed Draw Term Loan.

Term Loan due 2028

In June 2025, the Company entered into a $450 million unsecured Term Loan with an increase option of up to $150 million. The Term Loan has a three-year maturity and permits the Company to borrow in U.S. dollars. Proceeds of the Term Loan Agreement may be used (a) to pay off in full, or partially pay off, the Company’s existing Convertible Senior Notes, (b) to prepay revolving loans outstanding under the Revolving Credit Facility (as defined below), or (c) for working capital, capital expenditures and other lawful corporate purposes. The Company incurred $0.9 million of debt issuance costs in connection with the Term Loan. These costs are presented as a direct deduction from long-term debt on the face of the balance sheet. Interest expense related to the Term Loan for the three and nine months ended September 30, 2026 was $5.7 million and $16.8 million, respectively, and $6.4 million and $8.1 million for the three and nine months ended September 30, 2025, respectively. Included in these amounts were amortization of debt fees of $0.1 million and $0.2 million for the three and nine months ended September 30, 2026, respectively, and $0.1 million for the three and nine months ended September 30, 2025. The amortization of debt issuance costs and interest expense is recorded in “Interest expense” on the consolidated statements of income. As of September 30, 2026 and December 31, 2025, the net carrying value of the Term Loan was $449.5 million and $449.3 million, respectively.

The Term Loan does not require any amortization payments by the Company. Depending on the Company’s consolidated leverage ratio (or debt rating after such time as the Company has such rating), borrowings under the Term Loan Agreement bear interest at either an adjusted Term SOFR benchmark rate plus a margin between 0.875% and 1.500% or a base rate plus a margin of between 0% and 0.500% and initially bore interest at the middle of this range. Amounts outstanding under the Term Loan Agreement may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of benchmark rate loans. The rates on September 30, 2026 and December 31, 2025 were 5.2% and 4.8%, respectively.

Delayed Draw Term Loan (Terminated June 2025)

In September 2022, the Company entered into a $350 million unsecured Delayed Draw Term Loan with an increase option of up to $150 million (the “2022 Delayed Draw Term Loan”). Proceeds of the 2022 Delayed Draw Term Loan Agreement may be used (a) to pay off in full, or partially pay off, the Company’s existing Senior Notes, (b) to prepay revolving loans outstanding under the Revolving Credit Facility (as defined below), or (c) for working capital, capital expenditures and other lawful corporate purposes. The Company incurred $0.9 million of debt issuance costs in connection with the delayed draw term loan. These costs are presented as a direct deduction from long-term debt on the face of the balance sheet. Interest expense related to the Delayed Draw Term Loan for the three and nine months ended September 30, 2025 were $0.0 million and $8.2 million, respectively. Included in these amounts were amortization of debt fees of $0.0 million and $0.1 million for the three and nine months ended September 30, 2025, respectively. The amortization of debt issuance costs and interest expense is recorded in “Interest expense” on the consolidated statements of income.

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

The Company recognized interest expense of $0.04 million and $0.2 million for the three and nine months ended September 30, 2025.

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

The 2029 Convertible Notes are the Company’s senior unsecured obligations and will rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the 2029 Convertible Notes; equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness, including borrowings under the Company’s Revolving Credit Facility and Term Loan, to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.

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

The Company recognized interest expense with respect to the Convertible Senior Notes Due 2029 of $6.3 million for the three months ended September 30, 2026 and September 30, 2025 and $18.9 million for the nine months ended September 30, 2026 and September 30, 2025. Included in these amounts were amortization of debt fees of $1.0 million for the three months ended September 30, 2026 and September 30, 2025 and $3.1 million for the nine months ended September 30, 2026 and September 30, 2025. As of September 30, 2026 and December 31, 2025, the net carrying value of the Convertible Senior Notes Due 2029 were $791.6 million and $788.5 million, respectively.

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

Revolving Credit Facility due 2030

In June 2025, the Company entered into a $750 million unsecured revolving credit facility (the “Revolving Credit Facility”). The Company incurred $1.7 million of costs in connection with this Revolving Credit Facility. The 2025 Revolving Credit Facility replaced an existing Revolving Credit Facility dated as of June 25, 2021. Under the new agreement, the Company’s revolving credit facility was increased from $650 million to $750 million. The revolving credit facility has a five-year maturity, which may be extended up to two times for periods determined by the Company and the applicable extending lenders, and permits the Company to borrow in U.S. dollars, certain specified foreign currencies, and each other currency that may be approved in accordance with the 2025 Facility. The borrowings under the Revolving Credit Facility bear interest at either the Term SOFR rate plus a margin between 1.0% and 1.625% or a base rate (as defined in the Revolving Credit Facility) plus a margin of between 0% and 0.625%. The rates on September 30, 2026 and December 31, 2025 were 5.3% and 5.0%, respectively. Letters of credit commitments outstanding under this agreement aggregated to $40.9 million at September 30, 2026 which reduced borrowing limits available to the Company.

Interest expenses related to the Revolving Credit Facilities (due 2030 and due 2026) were $3.8 million and $0.1 million for the three months ended September 30, 2026 and September 30, 2025, respectively and were $11.5 million and

$0.6 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. Included in these amounts were amortization of debt fees of $0.1 million for the three months ended September 30, 2026 and September 30, 2025 and $0.3 million for the nine months ended September 30, 2026 and September 30, 2025. The net carrying value of the Revolving Credit Facility was $116.0 million as of September 30, 2026 and there was no amount outstanding as of December 31, 2025.

The Revolving Credit Facility includes various covenants, including restrictions on indebtedness, liens, acquisitions, investments or dispositions, payment of dividends and maintenance of certain financial ratios and conditions. The Company was in compliance with these covenants at September 30, 2026.

Letters of Credit

The Company also has in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated approximately $335.5 million and $356.2 million at September 30, 2026 and December 31, 2025, respectively.

11.
Income Taxes

The Company’s effective tax rate was 23.3% and 16.4% for the three months ended September 30, 2026 and September 30, 2025, respectively. The increase in the effective tax rate was due primarily to the increased valuation allowances against deferred tax assets related to foreign tax credit carryforwards (FTCs) and a decrease in the current three month period compared to the corresponding period last year in discrete tax benefits primarily resulting from the expiration of the statute of limitations and re-evaluation of tax positions related to certain unrecognized tax benefits, partially offset by a change in jurisdictional mix of earnings. The Company’s effective tax rate was 23.6% and 18.7% for the nine months ended September 30, 2026 and September 30, 2025, respectively. The change in effective tax rate was due primarily to increased valuation allowances against deferred tax assets related to foreign net operating loss carryforwards (NOLs) and FTCs and a decrease in the current nine month period compared to the corresponding period last year in discrete tax benefits primarily resulting from the expiration of the statute of limitations and re-evaluation of tax positions related to certain unrecognized tax benefits, partially offset by a change in jurisdictional mix of earnings.

The difference between the effective tax rate and the statutory U.S. Federal income tax rate of 21% for the three months ended September 30, 2026 primarily relates to state income taxes and increased valuation allowances, partially offset by decreases in uncertain tax positions, earnings subject to lower tax in foreign jurisdictions, untaxed income attributable to noncontrolling interests, and federal tax credits. The difference between the effective tax rate and the statutory U.S. Federal income tax rate of 21% for the nine months ended September 30, 2026 primarily relates to increased valuation allowances, state income taxes, and executive compensation subject to Section 162(m), partially offset by decreases in uncertain tax positions, earnings subject to lower tax in foreign jurisdictions, untaxed income attributable to noncontrolling interests, federal tax credits, and the windfall equity-based compensation deduction.

As of September 30, 2026, the Company’s deferred tax assets were subject to a valuation allowance of $60.4 million primarily related to foreign net operating loss carryforwards, foreign tax credit carryforwards, and capital losses that the Company has determined are not more-likely-than-not to be realized. The factors used to assess the likelihood of realization include: the past performance of the entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.

As of September 30, 2026 and December 31, 2025, the liability for income taxes associated with uncertain tax positions was $25.1 million and $32.4 million, respectively.

Although the Company believes its reserves for its tax positions are reasonable, the final outcome of tax audits could be materially different, both favorably and unfavorably.

Different non-US tax jurisdictions continue to enact legislation to adopt components of the Organization for Economic Co-operation and Development (OECD) Base Erosion and Profit Shifting (BEPS) Pillar Two Model Rules. In September 2026, the OECD released a Pillar Two implementation package. The package supports the consistent implementation and application of the Global Minimum Tax, including a framework for the full legislative review process, updates to the Global Anti-Base Erosion (GloBE) Information Return (GIR), and new guidance on the application of the GloBE Model Rules. The Company has evaluated the impact of the enacted legislation to date and has determined there is no material impact to the Company’s income tax provision. We are continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending enactment of legislation by individual countries.

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

In September 2015, a former Parsons employee filed an action in the United States District Court for the Northern District of Alabama against us as a qui tam relator on behalf of the United States (the “Relator”) alleging violation of the False Claims Act. The plaintiff alleges that, as a result of these actions, the United States paid in excess of $1 million per month between February and September 2006 that it should have paid to another contractor, plus $2.9 million to acquire vehicles for the contractor defendant to perform its security services. The lawsuit sought (i) that we cease and desist from violating the False Claims Act, (ii) monetary damages equal to three times the amount of damages that the United States has sustained because of our alleged violations, plus a civil penalty of not less than $5,500 and not more than $11,000 for each alleged violation of the False Claims Act, (iii) monetary damages equal to the maximum amount allowed pursuant to §3730(d) of the False Claims Act, and (iv) Relator’s costs for this action, including recovery of attorneys’ fees and costs incurred in the lawsuit. The United States government did not intervene in this matter as it is allowed to do so under the statute. The court heard dispositive motions in 2023, including Parsons’ motion for summary judgment. In March 2025, the court granted Parsons’ motion for summary judgment. The Relator has appealed this decision. Oral argument was held before the appellate court in May 2026 and in October 2026 the appellate court affirmed the lower court's grant of summary judgment. The Relator has requested an en banc review of the Appeal’s Court decision.

On July 1, 2024, a final judgment was filed with the clerk of the Superior Court of the State of California In and For the County of San Mateo with an award of damages in the total amount of approximately $102.5 million in favor of Parsons Transportation Group, Inc. ("PTG") and against Alstom Signaling Operations LLC ("Alstom"). This proposed award relates to a lawsuit Parsons initially filed against the Peninsula Corridor Joint Powers Board for breach of contract and wrongful termination in February 2017 (which was settled between Parsons and the Joint Powers Board in 2021) and a cross-complaint filed against Alstom Signaling Operations LLC in November 2017, as subsequently amended, for breach of contract, negligence and intentional misrepresentation. On September 23, 2024, the Court awarded PTG pre-judgment interest in the amount of $34.0 million and amended the judgment accordingly to include such interest. Alstom filed a Notice of Appeal and has posted a bond as required under California law. The appellate briefs have been filed and both parties have requested oral argument, which has been scheduled for November 20, 2026. In the interim, Parsons and Alstom are exploring opportunities for resolution. At this time, the Company is unable to determine the outcome of the Alstom litigation.

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

Federal government contracts are subject to audits, which are performed for the most part by the Defense Contract Audit Agency (“DCAA”). Audits by the DCAA and other agencies consist of reviews of our overhead rates, operating systems and cost proposals to ensure that we account for such costs in accordance with the Federal Acquisition Regulations (“FAR”). If the DCAA determines we have not accounted for such costs in accordance with the FAR, the DCAA may disallow these costs. The disallowance of such costs may result in a reduction of revenue and additional liability for the Company. Historically, the Company has not experienced any material disallowed costs as a result of government audits. However, the Company can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. All audits of costs incurred on work performed through 2024 have been closed, and years thereafter remain open.

Although there can be no assurance that these matters will be resolved favorably, management believes that their ultimate resolution will not have a material adverse impact on the Company’s consolidated financial position, results of operations, or cash flows.

13.
Retirement Benefit Plan

The Company’s principal retirement benefit plan is the Parsons Employee Stock Ownership Plan (“ESOP”), a stock bonus plan, established in 1975 to cover eligible employees of the Company and certain affiliated companies. Contributions of treasury stock to the ESOP are made annually in amounts determined by the Company’s board of directors and are held in trust for the sole benefit of the participants. Shares allocated to a participant’s account are fully vested after three years of credited service, or in the event(s) of reaching age 65, death or disability while an active employee of the Company. As of September 30, 2026 and December 31, 2025, total shares of the Company’s common stock outstanding were 105,531,047 and 106,968,082, respectively, of which 48,528,639 and 50,864,117, respectively, were held by the ESOP.

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

Total ESOP contribution expense was $20.7 million and $18.6 million for the three months ended September 30, 2026 and September 30, 2025, respectively and $59.8 million and $54.0 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. The expense is recorded in “Direct costs of contracts” and “Selling, general and administrative expense” in the consolidated statements of income. The fiscal 2026 ESOP contribution has not yet been made. The amount is currently included in accrued liabilities.

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

Letters of credit outstanding described in “Note 10 – Debt and Credit Facilities” that relate to project joint ventures are $166.1 million and $184.4 million at September 30, 2026 and December 31, 2025, respectively.

In the table below, aggregated financial information relating to the Company’s joint ventures is provided because their nature, risk and reward characteristics are similar. None of the Company’s current joint ventures that meet the characteristics of a VIE are individually significant to the consolidated financial statements.

Consolidated Joint Ventures

The following represents financial information for consolidated joint ventures included in the consolidated financial statements (in thousands):

	September 30, 2026	December 31, 2025
Current assets	$480,003	$542,877
Noncurrent assets	6,305	7,961
Total assets	486,308	550,838
Current liabilities	269,649	301,891
Noncurrent liabilities	3,076	3,417
Total liabilities	272,725	305,308
Total joint venture equity	$213,583	$245,530

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue	$198,691	$213,752	$577,638	$602,905
Costs	172,046	178,123	496,643	505,145
Net income	$26,645	$35,629	$80,995	$97,760
Net income attributable to noncontrolling interests	$13,258	$17,671	$40,297	$48,514

The assets of the consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the Company’s general operations. The liabilities of the consolidated joint ventures are obligations of the respective joint ventures, and creditors of these joint ventures do not have recourse to the general credit of the Company.

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

The following represents the financial information of the Company’s unconsolidated joint ventures as presented in their unaudited financial statements (in thousands):

	September 30, 2026	December 31, 2025
Current assets	$1,373,495	$1,549,367
Noncurrent assets	411,609	439,496
Total assets	1,785,104	1,988,863
Current liabilities	843,237	1,046,970
Noncurrent liabilities	458,554	469,833
Total liabilities	1,301,791	1,516,803
Total joint venture equity	$483,313	$472,060
Investments in and advances to unconsolidated joint ventures	$174,764	$148,640

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue	$599,294	$608,305	$1,331,238	$1,558,656
Costs	551,887	563,832	1,318,855	1,476,009
Net income	$47,407	$44,473	$12,383	$82,647
Equity in earnings of unconsolidated joint ventures	$7,242	$8,266	$(20,350)	$6,937

The Company had net contributions to its unconsolidated joint ventures of $14.3 million and $0.2 million for the three months ended September 30, 2026 and September 30, 2025, respectively and $50.5 million and $7.5 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating loss	$-	$-	$(40,854)	$(14,478)
Net loss	-	-	(35,053)	(10,869)
Diluted loss per share	$-	$-	$(0.33)	$(0.10)

15.
Related Party Transactions

The Company often provides services to unconsolidated joint ventures and revenues include amounts related to recovering costs for these services. Revenues related to services the Company provided to unconsolidated joint ventures for the three months ended September 30, 2026 and September 30, 2025 were $44.8 million and $56.9 million, respectively and for the nine months ended September 30, 2026 and September 30, 2025 were $141.1 million and $144.3 million, respectively.

For the three months ended September 30, 2026 and September 30, 2025, the Company incurred reimbursable costs of $33.5 million and $36.4 million, respectively and for the nine months ended September 30, 2026 and September 30, 2025 were $100.8 million and $104.2 million, respectively.

Amounts included in the consolidated balance sheets related to services the Company provided to unconsolidated joint ventures are as follows (in thousands):

	September 30, 2026	December 31, 2025
Accounts receivable	$48,045	$45,116
Contract assets	22,111	29,283
Contract liabilities	6,160	7,297

16.
Fair Value of Financial Instruments

The authoritative guidance on fair value measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). At September 30, 2026 and December 31, 2025, the Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable, and other liabilities. The fair values of these financial instruments approximate their carrying values due to their short-term maturities.

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

Financial assets and liabilities measured at fair value on a quarterly basis are as follows:

Fair value as of September 30, 2026 (in thousands):

	Level 1	Level 2	Level 3	Total
Contingent consideration
Earnout liability	$-	$-	$14,223	$14,223
Total liabilities at fair value	$-	$-	$14,223	$14,223

The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in our consolidated balance sheets, on the basis of Level 2 inputs, were as follows (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Convertible senior notes due 2029	800,000	753,040	800,000	825,680
Term loan due 2028	450,000	450,000	450,000	450,000
Revolving credit facility	116,000	116,000	-	-
Total	$1,366,000	$1,319,040	$1,250,000	$1,275,680

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

2.
Convertible Senior Notes due 2029:
a.
No shares have been included in the denominator of diluted EPS. The principal amount of convertible debt will be settled in cash with any excess conversion value settled in cash or shares of common stock.
b.
Excludes shares underlying the capped call as the shares are antidilutive.

The following tables reconcile the denominator and numerator used to compute basic EPS to the denominator and numerator used to compute diluted EPS for the three and nine months ended September 30, 2026 and September 30, 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator for Basic and Diluted EPS:
Net income attributable to Parsons Corporation - basic	$54,153	$64,123	$91,860	$185,556
Convertible senior notes if-converted method interest adjustment	-	27	-	135
Net income attributable to Parsons Corporation - diluted	$54,153	$64,150	$91,860	$185,691

Denominator for Basic and Diluted EPS:
Basic weighted average number of shares outstanding	105,966	106,763	106,710	106,864
Dilutive effect of stock-based awards	789	1,395	855	1,400
Dilutive effect of warrants	-	289	9	245
Dilutive effect of convertible senior notes due 2025	-	631	-	1,547
Diluted weighted average number of shares outstanding	106,755	109,078	107,574	110,056

Earnings per share:
Basic	$0.51	$0.60	$0.86	$1.74
Diluted	$0.51	$0.59	$0.85	$1.69

Anti-dilutive stock-based awards excluded from the calculation of earnings per share for the three months ended September 30, 2026 and September 30, 2025 were 76,503 and 2,521, respectively and for the nine months ended September 30, 2026 and September 30, 2025 were 49,211 and 13,248, respectively.

Share Repurchases

On August 9, 2021, the Company’s Board of Directors authorized the Company to acquire a number of shares of common stock having an aggregate market value of not greater than $100 million from time to time, commencing on August 12, 2021. The Board further amended this authorization in August 2022 to remove the prior expiration date and grant executive leadership the discretion to determine the price for such share repurchases. The Board further amended this authorization in March 2025 to increase and reset the repurchase capacity to $250 million. Repurchases made by the Company during the first quarter of 2025 were deducted from the reset capacity. In July 2026, the Board further amended this authorization to increase the repurchase capacity by an additional $250 million.

Under prior authorizations, the Company had repurchased shares with an aggregate market value of $79.7 million. The aggregate market value of shares of common stock the Company is authorized to acquire from prior authorizations, the March 2025 authorization, and July 2026 authorization as of September 30, 2026 was not greater than $579.7 million.

As of September 30, 2026, the Company has spent $314.7 million (which includes commissions paid of $0.1 million) repurchasing 5,709,204 shares of common stock at an average price of $55.12 per share.

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

The following table summarizes the repurchase activity under the stock repurchase program:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total shares repurchased	1,294,695	323,175	2,173,355	965,940
Total shares retired	1,294,695	323,175	2,173,355	965,940
Average price paid per share (1)	$46.34	$77.36	$50.61	$67.29

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

The following tables present segment information provided to the CODM, as of each period presented, along with a reconciliation of segment adjusted EBITDA attributable to Parsons Corporation to net income attributable to Parsons Corporation for the periods presented (in thousands):

	Three Months Ended
	September 30, 2026
	Federal Solutions	Critical Infrastructure	Total
Revenue	$804,553	$845,995	$1,650,548
Direct cost of contracts	(621,008)	(647,473)	(1,268,481)
Selling, general and administrative expenses (a)	(52,570)	(48,376)	(100,946)
Equity in earnings of unconsolidated joint ventures	1,787	5,455	7,242
Other segment items (b)	(58,636)	(75,347)	(133,983)
Adjusted EBITDA attributable to Parsons Corporation	$74,126	$80,254	154,380
Reconciliation: Segment Adjusted EBITDA to Net Income Attributable to Parsons Corporation
Adjusted EBITDA attributable to non-controlling interests			13,463
Depreciation and amortization			(34,118)
Interest expense, net			(15,437)
Income tax expense			(20,446)
Equity-based compensation expense			(11,518)
Transaction related costs (c)			(16,180)
Other (d)			(2,733)
Net income including noncontrolling interests			67,411
Net income attributable to noncontrolling interests			(13,258)
Net income attributable to Parsons Corporation			$54,153

	Three Months Ended
	September 30, 2025
	Federal Solutions	Critical Infrastructure	Total
Revenue	$788,607	$833,141	$1,621,748
Direct cost of contracts	(612,500)	(649,393)	(1,261,893)
Selling, general and administrative expenses (a)	(47,980)	(44,259)	(92,239)
Equity in earnings of unconsolidated joint ventures	986	7,280	8,266
Other segment items (b)	(56,612)	(78,966)	(135,578)
Adjusted EBITDA attributable to Parsons Corporation	$72,501	$67,803	140,304
Reconciliation: Segment Adjusted EBITDA to Net Income Attributable to Parsons Corporation
Adjusted EBITDA attributable to non-controlling interests			17,833
Depreciation and amortization			(29,849)
Interest expense, net			(11,696)
Income tax expense			(16,035)
Equity-based compensation expense			(11,568)
Transaction related costs (c)			(5,074)
Restructuring expense (e)			(292)
Other (d)			(1,829)
Net income including noncontrolling interests			81,794
Net income attributable to noncontrolling interests			(17,671)
Net income attributable to Parsons Corporation			$64,123

	Nine Months Ended
	September 30, 2026
	Federal Solutions	Critical Infrastructure	Total
Revenue	$2,323,769	$2,393,822	$4,717,591
Direct cost of contracts	(1,874,091)	(1,808,775)	(3,682,866)
Selling, general and administrative expenses (a)	(147,818)	(144,641)	(292,459)
Equity in earnings (losses) of unconsolidated joint ventures	5,030	(25,380)	(20,350)
Other segment items (b)	(174,997)	(226,864)	(401,861)
Adjusted EBITDA attributable to Parsons Corporation	$131,893	$188,162	320,055
Reconciliation: Segment Adjusted EBITDA to Net Income Attributable to Parsons Corporation
Adjusted EBITDA attributable to non-controlling interests			40,937
Depreciation and amortization			(106,681)
Interest expense, net			(45,445)
Income tax expense			(40,755)
Equity-based compensation expense			(31,049)
Transaction related costs (c)			(17,493)
Restructuring expense (e)			-
Other (d)			12,588
Net income including noncontrolling interests			132,157
Net income attributable to noncontrolling interests			(40,297)
Net income attributable to Parsons Corporation			$91,860

	Nine Months Ended
	September 30, 2025
	Federal Solutions	Critical Infrastructure	Total
Revenue	$2,436,628	$2,323,803	$4,760,431
Direct cost of contracts	(1,917,218)	(1,781,022)	(3,698,240)
Selling, general and administrative expenses (a)	(136,604)	(138,938)	(275,542)
Equity in earnings of unconsolidated joint ventures	983	5,954	6,937
Other segment items (b)	(168,684)	(217,614)	(386,298)
Adjusted EBITDA attributable to Parsons Corporation	$215,105	$192,183	407,288
Reconciliation: Segment Adjusted EBITDA to Net Income Attributable to Parsons Corporation
Adjusted EBITDA attributable to non-controlling interests			48,756
Depreciation and amortization			(85,844)
Interest expense, net			(33,301)
Income tax expense			(53,702)
Equity-based compensation expense			(30,190)
Transaction related costs (c)			(13,910)
Restructuring expense (e)			(2,653)
Other (d)			(2,374)
Net income including noncontrolling interests			234,070
Net income attributable to noncontrolling interests			(48,514)
Net income attributable to Parsons Corporation			$185,556

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
(e)
Reflects costs associated with and related to our corporate restructuring in initiatives.

Asset information by segment is not a key measure of performance used by the CODM.

The following tables present revenues and property and equipment, net by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue
North America	$1,339,507	$1,313,775	$3,827,218	$3,907,105
Middle East	306,462	302,886	875,850	838,656
Rest of World	4,579	5,087	14,523	14,670
Total Revenue	$1,650,548	$1,621,748	$4,717,591	$4,760,431

The geographic location of revenue is determined by the location of the customer.

	September 30, 2026	December 31, 2025
Property and Equipment, Net
North America	$155,087	$137,894
Middle East	13,199	13,167
Total Property and Equipment, Net	$168,286	$151,061

North America includes revenue in the United States for the three months ended September 30, 2026 and September 30, 2025 of $1.2 billion and $1.2 billion, respectively and $3.5 billion and $3.5 billion for the nine months ended September 30, 2026 and September 30, 2025, respectively. North America property and equipment, net includes $148.6 million and $130.5 million of property and equipment, net in the United States as of September 30, 2026 and December 31, 2025, respectively.

The following table presents revenues by business units (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue
Defense and Intelligence	$536,542	$468,935	$1,570,296	$1,369,832
Engineered Systems	268,011	319,672	753,473	1,066,796
Federal Solutions revenues	804,553	788,607	2,323,769	2,436,628
Infrastructure – North America	537,663	528,564	1,511,759	1,479,720
Infrastructure – Europe, Middle East and Africa	308,332	304,577	882,063	844,083
Critical Infrastructure revenues	845,995	833,141	2,393,822	2,323,803
Total Revenue	$1,650,548	$1,621,748	$4,717,591	$4,760,431

19.
Sale of Receivables

During the quarter ended September 30, 2026, the Company entered into a Master Receivables Purchase Agreement ("MRPA Facility") with JPMorgan Chase Bank, N.A. (the "Purchaser") for the sale of up to $65 million of certain designated eligible trade receivables with the U.S. government. The trade receivables sold under the MRPA Facility are without recourse for any U.S. government credit risk. The MRPA Facility is uncommitted and expires in September of 2027. The purchase price for any trade receivable sold under the MRPA Facility is the trade receivable balance minus a purchase discount fee.

Trade receivables sold under the MRPA Facility have been recognized as sales, as the trade receivables had been legally isolated from the Company, the Purchaser had a right to pledge or exchange the assets received and, although Company generally remains the servicer for sold trade receivables, we do not maintain effective control over the transferred receivables. The fair value of the sold trade receivables approximated their book value due to their short-term nature.

The cash received from trade receivables sold under the MRPA Facility, all of which remains outstanding as of the three and nine months ended September 30, 2026, was $19.6 million. The Company does not retain an ongoing financial interest in the sold trade receivables other than cash collection and administrative servicing. The Company estimated that its servicing fee was at fair value and therefore has not recognized a servicing asset or liability as of September 30, 2026.

For the three and nine months ended September 30, 2026, the Company incurred purchase discount fees of $0.1 million, which are presented in "Selling, general and administrative expense" on the consolidated statements of income.

20.
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

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in the Company’s Form 10-K for the year ended December 31, 2025 and in our other filings with the Securities and Exchange Commission. We undertake no obligation to update or revise publicly any forward-looking statements except as required by law. Actual results may differ materially from those contained in any forward-looking statements.

PARSONS CORPORATION

Delivering innovative solutions that make the world safer, healthier, and more connected.

SEGMENTS

Critical Infrastructure

Lead smart, sustainable infrastructure deployment

Federal Solutions

Deliver information dominance across all domains

FINANCIAL SNAPSHOT

$6.3B
Total Revenue
(Trailing 12-Months)

Federal Solutions
49%
Critical Infrastructure
51%

$7.3B
Contract Awards
(Trailing 12-Months)

Federal Solutions
50%
Critical Infrastructure
50%

KEY FACTS AND FIGURES

81
Years Of History

21K+
Employees

$490M
Cash Flow From Operations
(Trailing 12-Months)

1.1X
Book-To-Bill Ratio
Trailing 12-Months

$9.4B
Backlog As Of
9/30/2026

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

Key Metrics

We manage and assess the performance of our business by evaluating a variety of metrics. The following table sets forth selected key metrics (in thousands, except Book-to-Bill):

	September 30, 2026	September 30, 2025
Awards (year to date)	$5,748,571	$4,865,560
Backlog (1)	$9,362,466	$8,832,447
Book-to-Bill (year to date)	1.2	1.0

(1)
Difference between our backlog of $9.4 billion and our remaining unsatisfied performance obligations, or RUPO, of $7.6 billion, each as of September 30, 2026, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

Awards

Awards generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Contract awards include both new and re-compete contracts and task orders. Given that new contract awards generate growth, we closely track our new awards.

The following table summarizes the year to-date value of new awards for the periods presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Federal Solutions	$994,280	$649,692	$3,010,914	$2,045,171
Critical Infrastructure	$826,916	943,317	2,737,657	2,820,389
Total Awards	$1,821,196	$1,593,009	$5,748,571	$4,865,560

The change in new awards from year to year is primarily due to ordinary course fluctuations in our business. The volume of contract awards can fluctuate in any given period due to win rate and the timing and size of the awards issued by our customers.

The increase in awards for the three and nine months ended September 30, 2026 in our Federal Solutions segment when compared to the corresponding period last year was primarily driven by significant awards. The comparable period included a delay in the timing of awards of a number of contracts being pursued. The decrease in awards for the three and nine months ended September 30, 2026 in our Critical Infrastructure segment when compared to the corresponding period last year was primarily driven by a delay in the timing of awards of a number of contracts being pursued.

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

The following table summarizes the value of our backlog at the respective dates presented below (in thousands):

	September 30, 2026	September 30, 2025
Federal Solutions:
Funded	$2,147,451	$1,897,010
Unfunded	2,495,738	2,409,177
Total Federal Solutions	4,643,189	4,306,187
Critical Infrastructure:
Funded	4,684,985	4,483,659
Unfunded	34,292	42,601
Total Critical Infrastructure	4,719,277	4,526,260
Total Backlog (1)	$9,362,466	$8,832,447

(1)
Difference between our backlog of $9.4 billion and our RUPO of $7.6 billion, each as of September 30, 2026, is due to (i) unissued task orders and unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent we believe contract execution and funding is probable.

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

We expect to recognize $4.0 billion of our funded backlog at September 30, 2026 as revenues in the following twelve months. However, our U.S. federal government customers may cancel their contracts with us at any time through a termination for convenience or may elect to not exercise option periods under such contracts. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed. See “Risk Factors—Risk Relating to Our Business—We may not realize the full value of our backlog, which may result in lower-than-expected revenue” in the Company’s Form 10-K for the year ended December 31, 2025.

The increase in Federal Solutions backlog was primarily related to an overall increase in awards partially offset by a reduction in work on our confidential contract as a result of the Department of State reorganization issued May 29, 2025. The increase in backlog in the Critical Infrastructure segment was primarily from ordinary course fluctuations in our business and higher awards as compared to revenue.

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

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Federal Solutions	1.2	0.8	1.3	0.8
Critical Infrastructure	1.0	1.1	1.1	1.2
Overall	1.1	1.0	1.2	1.0

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

Acquired Operations

Altamira Technologies Corporation

On January 14, 2026, the Company acquired a 100% ownership interest in Altamira Technologies Corporation ("ATC"), a privately owned company, for approximately $339 million in cash and up to an additional $45 million in the event an earn out EBITDA target is exceeded. The Company borrowed $330.0 million under the Revolving Credit Facility to fund the acquisition. Headquartered in McLean, Virginia, ATC enhances Parsons’ defense and intelligence portfolio by delivering advanced analytics, signals intelligence (SIGINT), cyber, missile warning, and space capabilities, complementing the company’s strengths in all‑domain technology integration and Indo‑Pacific operations, and expanding with intelligence community (IC) customers. The financial results of ATC have been included in our consolidated results of operations from March 31, 2026 onward.

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

Results of Operations

Revenue

Our revenue consists of fees for services provided by our employees. We also bill customers for pass-through amounts related to subcontractors and other direct costs. Our Federal Solutions segment derives revenue primarily from the U.S. federal government and our Critical Infrastructure segment derives revenue primarily from government and commercial customers.

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

The table below presents the percentage of total revenue for each type of contract.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Fixed-price	28.4%	33.0%	29.8%	34.5%
Time-and-materials	24.9%	24.3%	25.1%	23.4%
Cost-plus	46.7%	42.7%	45.1%	42.1%

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

The change in the contract mix for the three and nine months ended September 30, 2026 compared to the corresponding periods last year primarily relates to decreased business volume from a fixed price contract from a confidential contract in our Federal Solutions segment.

Our recognition of profit on long-term contracts requires the use of assumptions related to transaction price and total cost of completion. Estimates are continually evaluated as work progresses and are revised when necessary. When a change in estimated cost or transaction price is determined to have an impact on contract profit, we record a positive or negative adjustment to revenue.

Joint Ventures

We conduct a portion of our business through joint ventures or similar partnership arrangements. For the joint ventures we control, we consolidate all the revenues and expenses in our consolidated statements of income (including revenues and expenses attributable to noncontrolling interests). For the joint ventures we do not control, we recognize equity in (losses) earnings of unconsolidated joint ventures. Our revenues included amounts related to services we provided to our unconsolidated joint ventures for the three months ended September 30, 2026 and September 30, 2025 of $44.8 million and $56.9 million, respectively and $141.1 million and $144.3 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.

Operating costs and expenses

Operating costs and expenses primarily include direct costs of contracts and selling, general and administrative expenses. Costs associated with compensation-related expenses for our people and facilities, which includes ESOP contribution expenses, are the most significant component of our operating expenses. Total ESOP contribution expense for the three months ended September 30, 2026 and September 30, 2025 was $20.7 million and $18.6 million, respectively and $59.8 million and $54.0 million for the nine months ended September 30, 2026 and September 30, 2025, respectively and is recorded in “Direct cost of contracts” and “Selling, general and administrative expenses.”

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

Interest expense consists of interest expense incurred under our Convertible Senior Notes, Term Loan, and Revolving Credit Facility.

Other income, net primarily consists of gain or loss on sale of businesses and sale of assets, sublease income and transaction gain or loss related to movements in foreign currency exchange rates.

Adjusted EBITDA

The following table sets forth Adjusted EBITDA, Net Income Margin, and Adjusted EBITDA Margin for the three and nine months ended September 30, 2026 and September 30, 2025.

	Three Months Ended		Nine Months Ended
(U.S. dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Adjusted EBITDA (1)	$167,843	$158,137	$360,992	$456,044
Net Income Margin (2)	4.1%	5.0%	2.8%	4.9%
Adjusted EBITDA Margin (3)	10.2%	9.8%	7.7%	9.6%
(1)
A reconciliation of net income attributable to Parsons Corporation to Adjusted EBITDA is set forth below (in thousands).
(2)
Net Income Margin is calculated as net income including noncontrolling interest divided by revenue in the applicable period.
(3)
Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by revenue in the applicable period.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income attributable to Parsons Corporation	$54,153	$64,123	$91,860	$185,556
Interest expense, net	15,437	11,696	45,445	33,301
Income tax expense	20,446	16,035	40,755	53,702
Depreciation and amortization	34,118	29,849	106,681	85,844
Net income attributable to noncontrolling interests	13,258	17,671	40,297	48,514
Equity-based compensation	11,518	11,568	31,049	30,190
Transaction-related costs (a)	16,180	5,074	17,493	13,910
Restructuring (b)	-	292	-	2,653
Other (c)	2,733	1,829	(12,588)	2,374
Adjusted EBITDA	$167,843	$158,137	$360,992	$456,044
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

The following tables show Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests (in thousands):

	Three Months Ended		Variance
	September 30, 2026	September 30, 2025	Dollar	Percent
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$74,126	$72,501	$1,625	2.2%
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	80,254	67,803	12,451	18.4%
Adjusted EBITDA attributable to noncontrolling interests	13,463	17,833	(4,370)	(24.5)%
Total Adjusted EBITDA	$167,843	$158,137	$9,706	6.1%

	Nine Months Ended		Variance
	September 30, 2026	September 30, 2025	Dollar	Percent
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$131,893	$215,105	$(83,212)	(38.7)%
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	188,162	$192,183	(4,021)	(2.1)%
Adjusted EBITDA attributable to noncontrolling interests	40,937	$48,756	(7,819)	(16.0)%
Total Adjusted EBITDA	$360,992	$456,044	$(95,052)	(20.8)%

The following table sets forth our results of operations for the three and nine months ended September 30, 2026 and September 30, 2025 as a percentage of revenue.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues	100.0%	100.0%	100.0%	100.0%
Direct costs of contracts	76.9%	77.8%	78.1%	77.7%
Equity in (losses) earnings of unconsolidated joint ventures	0.4%	0.5%	(0.4)%	0.1%
Selling, general and administrative expenses	17.3%	16.0%	17.2%	15.9%
Operating income	6.3%	6.7%	4.3%	6.6%
Interest income	0.1%	0.1%	0.1%	0.1%
Interest expense	(1.0)%	(0.8)%	(1.0)%	(0.8)%
Other (expense) income, net	(0.0)%	0.1%	0.4%	0.2%
Total other expense	(1.0)%	(0.6)%	(0.6)%	(0.5)%
Income before income tax expense	5.3%	6.0%	3.7%	6.0%
Income tax expense	(1.2)%	(1.0)%	(0.9)%	(1.1)%
Net income including noncontrolling interests	4.1%	5.0%	2.8%	4.9%
Net income attributable to noncontrolling interests	(0.8)%	(1.1)%	(0.9)%	(1.0)%
Net income attributable to Parsons Corporation	3.3%	4.0%	1.9%	3.9%

Revenue

	Three Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2026	September 30, 2025	Dollar	Percent
Revenue	$1,650,548	$1,621,748	$28,800	1.8%

Revenue increased $28.8 million for the three months ended September 30, 2026 when compared to the corresponding period last year, due to an increase in revenue in our Federal Solutions segment of $15.9 million and an increase in revenue in our Critical Infrastructure Segment of $12.9 million. See “Segment Results” below for a further discussion of the changes in the Company's revenue.

	Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2026	September 30, 2025	Dollar	Percent
Revenue	$4,717,591	$4,760,431	$(42,840)	(0.9)%

Revenue decreased $42.8 million for the nine months ended September 30, 2026 when compared to the corresponding period last year, due to a decrease in revenue in our Federal Solutions segment of $112.9 million, partially offset by an increase in revenue in our Critical Infrastructure Segment of $70.0 million. See “Segment Results” below for a further discussion of the changes in the Company's revenue.

Direct costs of contracts

	Three Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2026	September 30, 2025	Dollar	Percent
Direct costs of contracts	$1,268,481	$1,261,893	$6,588	0.5%

Direct cost of contracts increased $6.6 million for the three months ended September 30, 2026 when compared to the corresponding period last year, primarily due to an increase of $8.5 million in our Federal Solutions segment, partially offset by a decrease of $1.9 million in our Critical Infrastructure segment. The increase in direct costs of contracts in the Federal Solutions segment is primarily related to increased volume from new and existing contracts. See “Segment Results” below for further discussion. The decrease in direct costs of contracts in the Critical Infrastructure segment is primarily related to decreased volume on contracts with significant pass-through costs.

	Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2026	September 30, 2025	Dollar	Percent
Direct costs of contracts	$3,682,866	$3,698,240	$(15,374)	(0.4)%

Direct cost of contracts decreased $15.4 million for the nine months ended September 30, 2026 when compared to the corresponding period last year, primarily due to a decrease of $43.1 million in our Federal Solutions segment and an increase of $27.8 million in our Critical Infrastructure segment. The decrease in direct costs of contracts in the Federal Solutions segment is primarily related to reduced volume from our confidential contract. See “Segment Results” below for further discussion. The increase in direct costs of contracts in the Critical Infrastructure segment is primarily related to increased volume from new and existing contracts.

Equity in earnings (losses) of unconsolidated joint ventures

	Three Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2026	September 30, 2025	Dollar	Percent
Equity in earnings of unconsolidated joint ventures	$7,242	$8,266	$(1,024)	(12.4)%

Equity in earnings of unconsolidated joint ventures decreased by $1.0 million for the three months ended September 30, 2026 compared to the corresponding period last year due to a reduction in joint venture volume. The Company is winding down its participation in construction joint ventures.

	Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2026	September 30, 2025	Dollar	Percent
Equity in (losses) earnings of unconsolidated joint ventures	$(20,350)	$6,937	$(27,287)	(393.4)%

Equity in (losses) earnings of unconsolidated joint ventures changed by $27.3 million for the nine months ended September 30, 2026 compared to the corresponding period last year primarily due to a write down in the Critical Infrastructure segment. The Company is winding down its participation in construction joint ventures.

Selling, general and administrative expenses

	Three Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2026	September 30, 2025	Dollar	Percent
Selling, general and administrative expenses	$285,490	$260,166	$25,324	9.7%

As a percentage of revenue, our SG&A increased by 1.3% to 17.3% for the three months ended September 30, 2026 compared to 16.0% for the corresponding period last year. The increase in SG&A was primarily due to acquisitions, intangible asset amortization associated with the Company's acquisitions, technology investments and the increase in the estimated fair value of the ATC contingent consideration as compared to the corresponding period last year.

	Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2026	September 30, 2025	Dollar	Percent
Selling, general and administrative expenses	$813,587	$756,279	$57,308	7.6%

As a percentage of revenue, our SG&A increased by 1.4% to 17.2% for the nine months ended September 30, 2026 compared to 15.9% for the corresponding period last year. The increase in SG&A was primarily due to higher transaction costs, acquisitions, intangible asset amortization associated with the Company's acquisitions, and the increase in the estimated fair value of the ATC contingent consideration as compared to the corresponding period last year.

Total other income (expense)

	Three Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2026	September 30, 2025	Dollar	Percent
Interest income	$864	$1,839	$(975)	(53.0)%
Interest expense	(16,301)	(13,535)	(2,766)	20.4%
Other (expense) income, net	(525)	1,570	(2,095)	(133.4)%
Total other expense	$(15,962)	$(10,126)	$(5,836)	57.6%

	Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2026	September 30, 2025	Dollar	Percent
Interest income	$3,240	$5,049	$(1,809)	(35.8)%
Interest expense	(48,685)	(38,350)	(10,335)	26.9%
Other income, net	17,569	8,224	9,345	113.6%
Total other expense	$(27,876)	$(25,077)	$(2,799)	11.2%

Interest income is related to interest earned on investments in government money funds.

Interest expense for the three and nine months ended September 30, 2026 and September 30, 2025 is primarily due to debt related to our Convertible Senior Notes, Term Loan, and Revolving Credit Facility.

The amounts in other income (expense), net are primarily related to a gain on sale of business, transaction gains and losses on foreign currency transactions and sublease income.

Income tax (benefit) expense

	Three Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2026	September 30, 2025	Dollar	Percent
Income tax expense	$20,446	$16,035	$4,411	27.5%

The Company’s effective tax rate was 23.3% and 16.4% and income tax expense was $20.4 million and $16.0 million for the three months ended September 30, 2026 and September 30, 2025, respectively. The increase in tax expense for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was due primarily to increases in valuation allowances on foreign tax credit carryovers (FTCs) and a decrease in the current three month period compared to the corresponding period last year in discrete tax benefits primarily resulting from the expiration of the statute of limitations and re-evaluation of tax positions related to certain unrecognized tax benefits, partially offset by a change in jurisdictional mix of earnings.

	Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2026	September 30, 2025	Dollar	Percent
Income tax expense	$40,755	$53,702	$(12,947)	(24.1)%

The Company’s effective income tax rate was 23.6% and 18.7% for the nine months ended September 30, 2026 and September 30, 2025, respectively. Income tax expense was $40.8 million and $53.7 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. The decrease in tax expense for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was due primarily to the tax impact of a decrease in pre-tax income and a change in jurisdictional mix of earnings, partially offset by increases in valuation allowances on foreign net operating loss carryovers (NOLs) and FTCs, and a decrease in the current nine month period compared to the corresponding period last year in discrete tax benefits primarily resulting from the expiration of the statute of limitations and re-evaluation of tax positions related to certain unrecognized tax benefits.

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

The following table shows Adjusted EBITDA attributable to Parsons Corporation for each of our reportable segments and Adjusted EBITDA attributable to noncontrolling interests:

	Three Months Ended		Nine Months Ended
(U.S. dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Federal Solutions Adjusted EBITDA attributable to Parsons Corporation	$74,126	$72,501	$131,893	$215,105
Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation	80,254	67,803	188,162	192,183
Adjusted EBITDA attributable to noncontrolling interests	13,463	17,833	40,937	48,756
Total Adjusted EBITDA	$167,843	$158,137	$360,992	$456,044

Federal Solutions

	Three Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2026	September 30, 2025	Dollar	Percent
Revenue	$804,553	$788,607	$15,946	2.0%
Adjusted EBITDA attributable to Parsons Corporation	$74,126	$72,501	$1,625	2.2%

The increase in Federal Solutions revenue for the three months ended September 30, 2026 compared to the prior year was primarily driven by acquisitions.

The increase in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the three months ended September 30, 2026 compared to the prior year was primarily driven by ramp up of recent awards and contributions from acquisitions.

	Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2026	September 30, 2025	Dollar	Percent
Revenue	$2,323,769	$2,436,628	$(112,859)	(4.6)%
Adjusted EBITDA attributable to Parsons Corporation	$131,893	$215,105	$(83,212)	(38.7)%

The decrease in Federal Solutions revenue for the nine months ended September 30, 2026 compared to the corresponding period last year was primarily driven by our confidential contract operating at a reduced volume as a result of the Department of State reorganization issued May 29, 2025 and write down on projects. This decrease was partially offset by growth on existing contracts and acquisitions.

The decrease in Federal Solutions Adjusted EBITDA attributable to Parsons Corporation for the nine months ended September 30, 2026 compared to the corresponding period last year was primarily our confidential contract operating at a reduced volume as a result of the Department of State reorganization issued May 29, 2025 and write downs on projects. This decrease was partially offset by growth on existing contracts and acquisitions.

Critical Infrastructure

	Three Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2026	September 30, 2025	Dollar	Percent
Revenue	$845,995	$833,141	$12,854	1.5%
Adjusted EBITDA attributable to Parsons Corporation	$80,254	$67,803	$12,451	18.4%

The increase in Critical Infrastructure revenue for the three months ended September 30, 2026 compared to the corresponding period last year was primarily related to organic growth. Organic growth was primarily due to an increase in business volume from existing contracts and ramping up of recent awards.

The increase in Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation for the three months ended September 30, 2026 compared to the corresponding period last year was primarily related to the increase in organic revenue noted above and a change in estimate recorded in the comparable period last year.

	Nine Months Ended		Variance
(U.S. dollars in thousands)	September 30, 2026	September 30, 2025	Dollar	Percent
Revenue	$2,393,822	$2,323,803	$70,019	3.0%
Adjusted EBITDA attributable to Parsons Corporation	$188,162	$192,183	$(4,021)	(2.1)%

The increase in Critical Infrastructure revenue for the nine months ended September 30, 2026 compared to the corresponding period last year was primarily related to organic growth and business acquisitions. Organic growth was primarily due to an increase in business volume from existing contracts and ramping up of recent awards.

The decrease in Critical Infrastructure Adjusted EBITDA attributable to Parsons Corporation for the nine months ended September 30, 2026 compared to the corresponding period last year was primarily related to the equity in (losses) earnings impacts discussed above. This decrease in Adjusted EBITDA was partially offset by the revenue impacts above.

Liquidity and Capital Resources

We currently finance our operations and capital expenditures through a combination of internally generated cash from operations, our Convertible Senior Notes, Term Loan and periodic borrowings under our Revolving Credit Facility, as well as sales of receivables under our MRPA Facility.

Generally, cash provided by operating activities has been adequate to fund our operations. Due to fluctuations in our cash flows and growth in our operations, it may be necessary from time to time in the future to borrow under our Revolving Credit Facility to meet cash demands. Our management regularly monitors certain liquidity measures to monitor performance. We calculate our available liquidity as a sum of cash and cash equivalents from our consolidated balance sheet plus the amount available and unutilized on our Revolving Credit Facility.

As of September 30, 2026, we believe we have adequate liquidity and capital resources to fund our operations, support our debt service and support our ongoing acquisition strategy for at least the next twelve months based on the liquidity from cash provided by our operating activities, cash and cash equivalents on-hand and our borrowing capacity under our Revolving Credit Facility. Management continually monitors debt maturities to strategically execute optimal terms and ensure appropriate levels of working capital liquidity are maintained for the company.

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

Accounts receivable is the principal component of our working capital and is generally driven by revenue growth. Accounts receivable includes billed and unbilled amounts. The total amount of our accounts receivable can vary significantly over time but is generally sensitive to revenue levels. We experience delays in collections from time to time from Middle East customers. Net days sales outstanding, which we refer to as net DSO, is calculated by dividing (i) accounts receivable (net of project accruals, billings in excess of revenue and accounts payable) by (ii) average revenue per day (calculated by dividing trailing twelve months revenue by the number of days in that period). We focus on collecting outstanding receivables to reduce net DSO and improve working capital. Net DSO was 70 days at September 30, 2026, an 8 day increase from September 30, 2025. Impacting the change in DSO was lower volume from our confidential contract. Our working capital (current assets less current liabilities) was $1.0 billion at September 30, 2026 and $1.2 billion at December 31, 2025.

Our cash and cash equivalents decreased by $169.4 million to $297.0 million at September 30, 2026 from $466.4 million at December 31, 2025.

The following table summarizes our sources and uses of cash over the periods presented (in thousands):

	Nine Months Ended
	September 30, 2026	September 30, 2025
Net cash provided by operating activities	$322,619	$310,864
Net cash used in investing activities	(426,757)	(188,314)
Net cash used in financing activities	(64,144)	(156,456)
Effect of exchange rate changes	(1,152)	2,912
Net decrease in cash and cash equivalents	$(169,434)	$(30,994)

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

Net cash provided by operating activities increased $11.8 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The primary drivers of the increase in cash flows provided by operating activities was a $129.6 million change in cash flows from our working capital accounts (primarily from accounts receivable, accrued expenses and other current liabilities, and contract assets, partially offset by changes in account payable, prepaid expenses and other assets, and contract liabilities), partially offset by a change in net income after adjusting for non-cash items of $87.4 million, income taxes of $15.8 million and long term liabilities of $14.7 million.

Investing Activities

Net cash used in investing activities consists primarily of cash flows associated with capital expenditures, joint ventures and business acquisitions.

Net cash used in investing activities increased $238.4 million for the nine months ended September 30, 2026, when compared to the nine months ended September 30, 2025. This change was primarily driven by a $211.8 million increase in payments for acquisitions, net of cash acquired, a $16.8 million increase in investments in unconsolidated joint ventures, a $20.8 million decrease in return of investments in unconsolidated joint ventures, and a $13.0 million increase in capital expenditures, partially offset by $24.0 million in proceeds from sale of business.

Financing Activities

Net cash used in financing activities is primarily associated with proceeds from debt, the repayment thereof, and distributions to noncontrolling interests.

Net cash used in financing activities changed by $92.3 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The change in cash flows used in financing activities is primarily driven by net proceeds of $116.0 million from our Revolving Credit Facility. Also impacting net cash used in financing activities was a $6.9 million decrease in distributions to noncontrolling interest partially offset by an increase of $45.0 million from repurchase of common stock.

Letters of Credit

We also have in place several secondary bank credit lines for issuing letters of credit, principally for foreign contracts, to support performance and completion guarantees. Letters of credit commitments outstanding under these bank lines aggregated to $335.5 million as of September 30, 2026. Letters of credit outstanding under the Credit Agreement total $40.9 million as of September 30, 2026.

Off-Balance Sheet Arrangements

As of September 30, 2026, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

See the information set forth in “Note 3—New Accounting Pronouncements” in the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported. Actual results could differ from those estimates. Our Annual Report on Form 10-K, filed with the SEC on February 11, 2026, includes a summary of critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues, or expenses during the nine months ended September 30, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate risks related to the Company’s Revolving Credit Facility and Term Loan.

As of September 30, 2026, there was $116.0 million outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility effective June 2025 bear interest at either the Term SOFR rate plus a margin between 1.0% and 1.625% or a base rate (as defined in the Revolving Credit Agreement) plus a margin of between 0% and 0.625%. The rates on September 30, 2026 and December 31, 2025 were 5.3% and 5.0%, respectively.

As of September 30, 2026, there was $450.0 million outstanding under the Term Loan. Borrowings under the Term Loan Agreement effective June 2025 will bear interest at either an adjusted Term SOFR benchmark rate plus a margin between 0.875% and 1.500% or a base rate plus a margin of between 0% and 0.500% and will initially bear interest at the middle of this range. The rates on September 30, 2026 and December 31, 2025 were 5.2% and 4.8%, respectively.

Foreign Currency Exchange Risk

We are exposed to foreign currency exchange rate risk resulting from our operations outside of the U.S. We limit exposure to foreign currency fluctuations in most of our contracts through provisions that require client payments in currencies corresponding to the currency in which costs are incurred. As a result of this natural hedge, we generally do not hedge foreign currency cash flows for contract work performed.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out, as of September 30, 2026, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2026, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 9, 2021, the Company’s Board of Directors authorized the Company to acquire a number of shares of common stock having an aggregate market value of not greater than $100 million from time to time, commencing on August 12, 2021. The Board further amended this authorization in August 2022 to remove the prior expiration date and grant executive leadership the discretion to determine the price for such share repurchases. The Board further amended this authorization in March 2025 to increase and reset the repurchase capacity to $250 million. Repurchases made by the Company during the first quarter of 2025 were deducted from the reset capacity. In July 2026, the Board further amended this authorization to increase the repurchase capacity by an additional $250 million.

Under prior authorizations, the Company had repurchased shares with an aggregate market value of $79.7 million. The aggregate market value of shares of common stock the Company is authorized to acquire from prior authorizations, the March 2025 authorization, and July 2026 authorization as of September 30, 2026 was not greater than $579.7 million.

As of September 30, 2026, the Company has spent $314.7 million (which includes commissions paid of $0.1 million) repurchasing 5,709,204 shares of common stock at an average price of $55.12 per share.

Repurchased shares of common stock are retired and included in “Repurchases of common stock” in cash flows from financing activities in the Consolidated Statements of Cash Flows. The primary purpose of the Company’s share repurchase program is to reduce the dilutive effect of shares contributed under the Company’s ESOP and other stock benefit plans. The timing, amount and manner of share repurchases will be determined by the Company in its discretion and may depend upon market conditions and economic circumstances, availability of investment opportunities, the availability and costs of financing, the market price of the Company's common stock, other uses of capital and other factors.

The following table presents information with respect to repurchases of the Company's common stock for the three months ended September 30, 2026.

Period	(a) Total number of shares purchased		(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value of shares that may yet be purchased under the plans or programs
July 1 to 31, 2026	462,000		$43.51	462,000	$304,909,855
August 1 to 31, 2026	852,695	(2)	$47.92	832,695	265,009,045
September 1 to 30, 2026	-		$-	-	265,009,045
Total	1,314,695		$46.37	1,294,695	$265,009,045
(1)
Includes commissions in the calculation of average price per share.
(2)
Includes 20,000 shares purchased by affiliated purchasers through open market transactions. These transactions were not part of the Company’s share repurchase program.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

Not Applicable.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parsons Corporation

Date: October 28, 2026	By:	/s/ Matthew M. Ofilos
Matthew M. Ofilos
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)